Form 10-K
period 1996-12-31
EPIX MEDICAL INC
filed 1997-03-27
CIK 1027702

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996
                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

              For the transition period from ________ to _________.

                         Commission File Number 0-21863

                               EPIX Medical, Inc.
             (Exact name of Registrant as Specified in its Charter)

           Delaware                                        04-3030815
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         71 Rogers Street
      Cambridge, Massachusetts                                      02142
----------------------------------------                    --------------------
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (617) 499-1400

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No  X
                                             ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market, of voting stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) at March 1, 1997 was $28,309,277.

     As of March 1, 1997, 8,628,739 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be held on June 20, 1997 are incorporated by reference into Part III of this Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS DESCRIPTION

General

      EPIX Medical, Inc. ("EPIX" or the "Company") is developing targeted contrast agents both to improve the capability and expand the use of magnetic resonance imaging ("MRI") as a diagnostic tool for a variety of diseases. The Company was incorporated in Delaware in 1988 and commenced operations in 1992. The Company changed its name from Metasyn, Inc. in November 1996.


Background

      The Company is developing targeted contrast agents both to improve the capability and expand the use of MRI as a diagnostic tool for a variety of diseases. Contrast agents that are targeted or specific are designed to bind to a particular organ or organ system. The Company's principal product under development, MS-325, is an injectable vascular contrast agent designed for multiple vascular imaging indications, including coronary artery disease("CAD") and peripheral vascular disease ("PVD"). The Company believes that MS-325 will significantly enhance the quality of images and provide physicians with a clinically superior, noninvasive (i.e., no more invasive than a peripheral intravenous injection ("I.V.")) and cost-effective method for diagnosing cardiovascular disease. The Company further believes that MS-325 will simplify the diagnostic pathway for a number of cardiovascular diseases and in many cases replace highly invasive (i.e., more invasive than a peripheral I.V. up to and including a surgical procedure) and expensive X-ray angiography, which is currently considered the definitive diagnostic exam for assessing cardiovascular disease. The Company is presently conducting Phase I clinical trials of MS-325, and 35 subjects have received MS-325 to date with no clinically significant adverse effects reported. The Company has entered into strategic alliances with Mallinckrodt Group Inc. ("Mallinckrodt") and Daiichi Radioisotope Laboratories, Ltd. ("Daiichi") for the development and commercialization worldwide of MS-325 and other vascular contrast agents. MS-325 is a magnetically active, injectable small molecule. It binds to the blood protein albumin, remains at high concentrations in the bloodstream throughout the MRI exam, and is designed to be excreted safely through the kidneys over time. Because of its affinity for albumin, MS-325 provides the image acquisition time and signal strength needed to obtain a high contrast, high resolution image of the cardiovascular system. The Company is also investigating additional imaging applications for MS-325, including tumor imaging. The Company believes that its proprietary technology platform will enable it to create additional contrast agents that target particular tissue and fluid types. Research efforts are ongoing in the areas of thrombosis (blood clots) and functional brain imaging.


Magnetic Resonance Imaging Background

      In MRI, images are obtained by placing a portion of the patient's body in a magnetic field and applying safe, low-energy radio waves. The different organs and tissues in the body respond uniquely to the MRI's electromagnetic field and these responses are then scanned and converted into a three-dimensional image. MRI can easily provide high contrast, high resolution images of anatomy deep inside the body.

      The use of MRI, which was developed in the 1970s, has grown steadily over the past decade due to declining costs, increased clinical effectiveness, reduced exam times and more comprehensive coverage by third-party payors. As an example, a standard MRI brain exam, which in 1985 required 60 minutes and cost approximately $1,500, now takes only 30 minutes, costs approximately half as much and can identify tumors that are over 50% smaller than those detectable in 1985. The installed base of MRI scanners in the United States grew from fewer than 400 scanners in 1985 to an estimated 3,900 in 1995, during which year there were an estimated 8.5 million MRI exams performed.

Underlying MRI's economic and clinical advancement is the consistent and rapid technological progress achieved by MRI equipment manufacturers such as General Electric, Siemens and Philips. Over the past 10 years, MRI equipment manufacturers have achieved significant improvements in both MRI hardware and software while reducing the price of a new machine by more than 35%. The primary hardware components in an MRI scanner are the magnet, gradients, radio frequency coils and computer processors and memory. Since 1985, gradients have quadrupled in speed and power, and enhancements in radio frequency coils have improved the signal-to-noise ratio by over 100%. Improvements in computer processors, memory and software, including new techniques to improve scanning, image processing and motion compensation, have been even more dramatic.

      Images obtained in certain applications of MRI can be enhanced through the use of contrast agents. Contrast agents are injected into a vein in the patient's arm prior to a scan and are designed to amplify the contrast between various tissues, organs and anatomic structures. Currently available MRI contrast agents are primarily non-specific gadolinium compounds which diffuse throughout the body following injection. They are effective at enhancing images of certain tissue types, primarily in the brain and spine, but lack the efficacy to be clinically useful for many vascular applications. Non-specific contrast agents are used in an estimated 25% of MRI exams and their usage has grown approximately 40% over the last four years.

      MRI has been established as the modality of choice for a broad range of indications, including brain tumors, many spinal disorders and knee injuries. Nevertheless, MRI has been used sparingly as an imaging modality for the vascular system due to its limited ability to image arteries and veins in patients. In particular, cardiac motion currently precludes MRI of the coronary arteries. Several leading MRI manufactures, academic centers and others are developing hardware and software solutions to the problem of cardiac motion. In both CAD and PVD, clinically significant magnetic resonance images of the arterial anatomy are also limited by MRI's inability to provide sufficient contrast between the arteries and the surrounding tissues. Further, MRI studies using the existing non-specific contrast agents are limited by their rapid diffusion out of the vascular system. Consequently, many experts believe MRI contrast agents which remain in the vascular system for extended periods of time will be necessary to obtain sufficient contrast for clinically relevant vascular images.



The EPIX Solution

      The Company believes that MS-325, together with the anticipated hardware and software solutions to the cardiac motion problem, will enable widespread clinical use of MRI to diagnose CAD. The Company also believes that MS-325 will significantly expand the use of currently available MRI equipment in diagnosing PVD. MS-325 has been designed to be used with MRI to provide physicians with a clinically superior, noninvasive and cost-effective diagnostic pathway by eliminating many X-ray angiograms and ancillary tests.


MS-325: Cardiology Indications

      Background. It is estimated that approximately 500,000 people in the United States die of CAD each year, making it the leading cause of death. CAD is characterized by the accumulation of plaque on the arterial walls, leading to a disruption in blood flow to the heart muscle. This interruption of blood to the heart can cause ischemia (lack of oxygen) or infarction (death of heart tissue) and result in significant morbidity or death. In order to diagnose a patient who exhibits apparent symptoms of CAD, prescribe an effective treatment and monitor the results of intervention, a physician often requires information on the anatomy and function of the heart and, specifically, the coronary arteries. Due, in part, to the lack of cost-effective, noninvasive, comprehensive diagnostic imaging procedures, diagnosis of CAD is currently a complex and expensive process. Based on independent sources, the Company believes that in 1995 over six million patients in the United States underwent over 11 million various diagnostic tests for the diagnosis of CAD at an estimated cost of approximately $7.0 billion. The Company believes that MRI-based cardiac evaluations using MS-325 would simplify the process of diagnosing CAD, significantly improving patient outcomes and lowering total medical costs.

      Traditional Approach to CAD Diagnosis. The current diagnostic process for CAD is complex, expensive and can involve multiple, often inconclusive, tests. While the specific diagnostic pathway may vary for any given patient, several appointments for multiple diagnostic exams may be necessary prior to formulation of a treatment plan. Figure 1 below outlines the traditional approach to CAD diagnosis.

       Figure 1 - Coronary Artery Disease: Traditional diagnostic pathway

--------------------------------------------------------------------------------



                7% Acute/Critical                        60% Drug Therapy
              ----   Ischemia                           ----  or Rule Out
              |                                         |         CAD
              |                       Traditional       |
  Initial     |                       Non-Invasive      |
Chest Pain    |                         Imaging         |                  50%    Drug
  Workup      |                       o Stress echo-    |                 ---- Therapy or
              |                         cardiogram      |                 |    No Therapy
o EKG         |    Indeterminate                        |                 |
o Exercise    |51%  Non-acute         o Nuclear stress  |                 |27%
  stress test ----  Myocardial   ----   perfusion study |    Coronary     ----  PTCA
              |     Infarction                          |40%  X-ray       |
6.75 Million  |42%                       3.44 Million   ---- Angiography  |
  Patients    ---- Rule Out CAD             Patients                      |23%
                                                             1.38 Million ----  CABG
                                                               Patients


--------------------------------------------------------------------------------

      Note: Percentages are estimates derived by the Company from both data compiled by the Company and data obtained from independent sources. Actual diagnostic outcomes could vary depending on numerous factors, including geographical location of the patient, type of medical setting in which the tests are administered and physician practice patterns.

      An estimated 6.75 million patients enter the CAD diagnostic pathway in the United States after experiencing chest pain or shortness of breath. An electrocardiogram ("EKG") is often performed at this stage. Approximately 7% of these patients present with severe pain and acute or critical ischemia and are immediately triaged for treatment. For the remaining 93%, the physician completes a work-up, history and physical exam to determine whether the patient exhibits symptoms consistent with CAD and has any of the risk factors for CAD, such as smoking, high cholesterol, family history, excess weight, diabetes or high blood pressure. A patient with an abnormal EKG or significant risk factors will likely be referred to a cardiologist for further testing. The cardiologist will typically continue the work-up with an exercise stress test. Based on EKG and exercise stress test results, CAD is ruled out for approximately 42% of all patients entering the diagnostic pathway. For the remaining 51% of all patients, results of the exercise stress test are indeterminate and the cardiologist generally will perform a stress echocardiogram and/or a nuclear stress perfusion study. Approximately 60% of patients undergoing these tests receive either drug therapy or no further treatment. For the remaining 40% of patients, for whom the stress echocardiogram or a nuclear stress perfusion study is positive or indeterminate, a coronary X-ray angiogram is often prescribed. Approximately 50% of the patients who receive coronary X-ray angiograms are either treated with drugs or require no therapy. If the coronary X-ray angiogram indicates surgically correctable disease, the patient will be scheduled for a percutaneous transluminal coronary angioplasty ("PTCA"), a procedure designed to enlarge partially blocked arteries, or referred to a cardiac surgeon for a coronary artery bypass graft ("CABG"), a surgical procedure designed to circumvent a blocked or partially blocked artery or arteries with a vascular graft.

As indicated above, the following tests are generally part of the traditional diagnostic pathway for CAD:

   o EKGs measure the electrical potential of the heart using several surface electrodes. Varying patterns of monitored electrical activity may indicate heart abnormalities, including ischemic heart disease or a previous heart attack.

   o Exercise stress tests measure a patient's ability to exercise without chest pain. For certain patients with extreme results, the test can be used to confirm or exclude the presence of blockages which significantly decrease blood flow and sometimes to prescribe drug therapy. However, for most patients the test is inconclusive. The test provides no information on the anatomy of the coronary arteries.

   o Stress echocardiograms use transthoracic ultrasound to measure motion of the walls of the heart under physical or pharmacological stress. In most cases, a lack of blood flow to a particular area of the heart will be reflected in atypical motion of the heart wall. The test is noninvasive and costs between $300 and $900. While a normal stress echocardiogram usually eliminates the possibility of blockages which significantly decrease blood flow, the test is often inconclusive and provides no information on the anatomy of the coronary arteries. Over 800,000 stress echocardiograms were performed in the United States in 1995 at an estimated cost of over $250 million.

   o Nuclear stress perfusion studies, which measure the flow of blood to cardiac tissue, can be used either as the critical diagnostic test prior to X-ray angiography or to confirm the impact on blood flow of an intermediate blockage identified through X-ray angiography. These tests are noninvasive, use small quantities of ionizing radiation and cost between $600 and $1,400. A patient is injected with a radiopharmaceutical and then a gamma camera is used to detect uptake of the agent in the heart muscle. A deficiency in blood flow to particular regions of the heart is shown on the resultant images. While the test can identify the effects of CAD, it provides no information on the anatomy of the coronary arteries and it cannot determine the location of blockages. Approximately 2.7 million nuclear stress perfusion studies were conducted in the United States in 1995 at an estimated cost of $1.9 billion.

   o Coronary X-ray angiography is currently considered by many to be the definitive diagnostic exam for imaging the coronary artery anatomy. It uses conventional X-ray technology enhanced with iodinated contrast media. Coronary X-ray angiography is highly invasive and costs between $2,000 and $6,000 per procedure. The procedure requires an interventional cardiologist to puncture the femoral artery in the patient's groin area and feed a catheter up into the patient's heart. During X-ray imaging, up to 100 milliliters of contrast media are injected into the catheter, effectively replacing blood flow in the heart and associated arteries for approximately two seconds. This cardiac catheterization must be performed in a surgical setting and requires patient monitoring for at least six hours after the procedure.

      Approximately 5% of patients undergoing a coronary X-ray angiogram experience serious side effects, including renal failure, limb loss and death, which may be caused by both the insertion of the catheter and the high dosage of iodinated radio-opaque dye. In addition, coronary X-ray angiography does not always provide sufficient information for clinical decision-making. While the procedure identifies the location of arterial blockages, in many cases it cannot conclusively determine their impact on blood flow. Therefore, for many blockages, a nuclear stress perfusion study must be performed to enable the physician to make a definitive diagnosis. Due to the expensive nature of coronary X-ray angiography, its high risk of complications, and the fact that approximately 50% of the patients undergoing coronary X-ray angiograms ultimately are diagnosed as having conditions that do not warrant invasive therapy, physicians employ a battery of tests to triage patients in an effort to avoid this procedure. However, because a diagnostic coronary X-ray angiogram is currently the only test that can image the coronary artery anatomy, approximately 1.4 million such procedures were performed in the United States in 1995 at an approximate cost of $3.8 billion.

      The EPIX Approach to CAD Diagnosis. The Company believes that MS-325, coupled with anticipated advances in software and hardware for MRI equipment, will enable physicians to use cardiac MRI to perform a noninvasive, integrated cardiac exam for the diagnosis of CAD. Such a procedure is designed to provide information on coronary artery anatomy, including location of arterial blockages, perfusion and cardiac function, in one sitting early in the diagnostic pathway. Because the procedure is intended to provide physicians with more comprehensive diagnostic information at an earlier stage of the diagnostic pathway, physicians will be able to make a more informed diagnosis, and arrange for appropriate patient treatment, sooner than would otherwise be possible, thereby achieving better patient outcomes at a lower cost. Although several leading MRI manufacturers, academic centers and others are developing advanced hardware and software, there can be no assurance when, or if, these techniques will enable MS-325 to provide clinically relevant images in cardiac indications currently being pursued. Figure 2 below outlines the EPIX approach to the diagnosis of CAD.


           Figure 2 - Coronary Artery Disease: EPIX diagnostic pathway

--------------------------------------------------------------------------------


                7% Acute/Critical                        80%  Drug Therapy
              ----   Ischemia                           ---- or Rule Out CAD
              |                                         |
              |                       EPIX Solution     |
  Initial     |                        MS-325/MRI       |
Chest Pain    |                                         | 9% Coronary
  Workup      |                       o Anatomy         ----  X-ray       ---- CABG
              |                                         |    Angiography
o EKG         |    Indeterminate      o Perfusion       |
o Exercise    |51%  Non-acute                           |    0.31 Million
  stress test ----  Myocardial   ---- o Function        |      Patients
              |     Infarction                          |11%
6.75 Million  |42%                    3.44 Million      ---- PTCA
  Patients    ---- Rule Out CAD         Patients


--------------------------------------------------------------------------------


      Note: Percentages are estimates derived by the Company from both data compiled by the Company and data obtained from independent sources. Actual diagnostic outcomes could vary depending on numerous factors, including geographical location of the patient, type of medical setting in which the tests are administered and physician practice patterns.

      The Company believes that the use of MS-325 with MRI to perform integrated cardiac exams will simplify and improve the diagnostic work-up for CAD by enabling noninvasive cardiologists (approximately 80% of all cardiologists) to visualize the coronary arteries noninvasively early in the work-up. Under the EPIX approach for CAD assessment, a patient who has an indeterminate EKG and exercise stress test would be referred for a noninvasive, integrated cardiac exam. Unlike the invasive nature of coronary X-ray angiography, the patient would receive a single injection of MS-325 in a vein in the arm prior to the exam and then enter the MRI scanner.

      The exam is expected to provide the physician with three-dimensional anatomic detail of the coronary arteries as well as the perfusion and functional information currently provided by stress echocardiograms and nuclear stress perfusion studies. Based on the results of the MS-325-based integrated cardiac exam, the cardiologist would either prescribe no treatment, prescribe drug therapy or refer the patient to an interventional cardiologist (i.e., a cardiologist who performs invasive procedures) for a PTCA or surgical planning for a CABG. Because the MRI exam using MS-325 is expected to provide all of the anatomic information currently provided by a coronary X-ray angiogram, the need for coronary X-ray angiography as a diagnostic tool will be reduced. Only in the limited number of cases where CABG is deemed necessary would the patient be subjected to invasive coronary X-ray angiography for surgical planning.

      The Company believes that the EPIX simplified diagnostic pathway could result in significant cost savings to the United States healthcare system for the diagnosis of CAD. These savings are predicated on providing noninvasive coronary artery anatomic information earlier in the CAD work-up. In 1995, for the approximately 3.44 million patients in the United States completing the traditional diagnostic pathway, the total cost of the diagnostic work-up for CAD was approximately $5.4 billion. Under the EPIX approach to diagnosis of CAD, both stress echocardiograms and nuclear stress perfusion studies could be eliminated. In addition, because an MRI exam with MS-325 is expected to provide physicians with anatomic information early in the CAD work-up, the Company believes that half of the patients who undergo coronary X-ray angiography but do not ultimately require invasive therapy will be able to avoid a coronary X-ray angiogram. The estimated total cost for the 3.44 million patients completing the EPIX diagnostic pathway for CAD would be $3.2 billion, yielding approximately $2.2 billion in savings to the United States healthcare system based on estimated 1995 procedure costs.


            Figure 3 - Estimated Savings: Traditional CAD diagnostic
                     pathway versus EPIX diagnostic pathway

--------------------------------------------------------------------------------


Traditional

                   60% Drug Therapy
   $500           ----  or Rule Out
                  |         CAD
Traditional       |
Non-Invasive      |
  Imaging         |                  50%    Drug
o Stress echo-    |                 ---- Therapy or
  cardiogram      |                 |    Rule Out CAD
                  |                 |
o Nuclear stress  |     $2,700      |27%
  perfusion study |    Coronary     ----  PTCA
                  |40%  X-ray       |
                  ---- Angiography  |
                                    |23%
  3.44 Million                      ----  CABG
    Patients
                     1.38 Million
                       Patients

      Estimated Total U.S. Cost = $5.4 billion


--------------------------------------------------------------------------------


--------------------------------------------------------------------------------


EPIX

                   80%  Drug Therapy
                  ---- or Rule Out CAD
   $700           |
EPIX Solution     |
 MS-325/MRI       |     $2,700
                  | 9% Coronary
o Anatomy         ----  X-Ray       ---- CABG
                  |    Angiography
o Perfusion       |
                  |    0.31 Million
o Function        |      Patients
                  |11%
3.44 Million      ---- PTCA
  Patients

   Estimated Total U.S. Cost = $3.2 billion


--------------------------------------------------------------------------------


      Note: Percentages are estimates derived by the Company from both data compiled by the Company and data obtained from independent sources. Actual diagnostic outcomes could vary depending on numerous factors, including geographical location of the patient, type of medical setting in which the tests are administered and physician practice patterns.


      Post-Intervention Monitoring and "Relooks." The Company believes that, after either a PTCA or a CABG, optimal patient management would include follow-up exams to determine re-forming of blockages ("restenosis") as well as proper functioning of grafts. However, while it is estimated that approximately 400,000 PTCAs and 500,000 CABGs were performed in the United States in 1995, only a small proportion of the patients undergoing these procedures received follow-up coronary X-ray angiography ("relooks"). Due to the risk, discomfort and expense associated with coronary X-ray angiography, follow-up imaging currently is limited, which can lead to increased patient management costs and poorer outcomes due to undiagnosed restenosis and other complications. The Company believes that the availability of MS-325 may lead to an increase in follow-up exams using MRI. Furthermore, the Company believes that MS-325 would enable noninvasive cardiologists to visualize the coronary arteries of the increasing number of patients who have been treated with thrombolytic therapy (streptokinase and TPA).

MS-325: Radiology Indications

      Background. PVD affects arteries throughout the body and results in significant morbidity and mortality. There are approximately 600,000 vascular operations, 400,000 strokes and 100,000 amputations (primarily related to PVD) each year in the United States. Similar to CAD, blockage of arteries outside the heart can lead to ischemia (lack of oxygen) or infarction (death of tissue). Complications from PVD include pain, limitations in mobility, amputation of the extremities, hypertension, kidney failure in the case of renal arteries, or stroke in the case of carotid or cerebral arteries. The need for imaging the vascular system outside the heart extends to many areas of the body, including the carotid arteries, vessels of the leg, the aorta and pulmonary arteries.

      Traditional Approach to PVD Diagnosis. A patient with PVD may present with a wide range of symptoms, such as leg pain, gangrene, hypertension, renal failure, stroke or transient ischemic attack ("TIA"), a brief episode of cerebral ischemia usually characterized by blurred vision, slurred speech, numbness or paralysis. The appropriate initial diagnostic tests vary according to the particular PVD indication. Traditional imaging modalities for diagnosing PVD, such as ultrasound, nuclear medicine and computer assisted tomography ("CT"), frequently do not provide definitive diagnostic information. For example, ultrasound and renal nuclear scans have poor image quality, leading to exams which are frequently indeterminate. CT can be used for certain radiological applications, but can only image a limited area during each scan due to the large amounts of potentially toxic X-ray contrast media required.

      With the exception of imaging carotid arteries, MRI has not made a significant impact on the diagnosis of PVD to date. Non-contrast MRI studies of the vascular system, which measure blood flow and not anatomy, are often ineffective when used in patients with disease because of their limitations in imaging the blood flow associated with PVD, which may be either minimal or turbulent. Even for the imaging of carotid arteries, where flow-based MRI has had a substantial clinical impact, the lack of direct anatomic data limits its ability to provide a quantitative measurement of stenosis required for accurate diagnosis. MRI studies using existing non-specific contrast agents are limited by the rapid diffusion of the agents out of the vascular system.

      As with the diagnostic work-up of CAD, a peripheral X-ray angiogram is generally considered to be the definitive diagnostic exam for radiological indications. In the work-up of PVD of the lower extremities, for example, the patient typically presents with leg pain, gangrene or limited mobility. The surgeon checks the patient's pulse in the ankles and performs two noninvasive exams, impedance plethysmography and ankle brachial index measurements, which confirm that the patient has PVD and often localizes the disease within the limb. An ultrasound exam is sometimes performed at this stage. Peripheral X-ray angiography is then performed to visualize the extent of the disease and to plan for surgery. Like coronary X-ray angiograms, peripheral X-ray angiograms are performed in a surgical setting and involve the puncture of the femoral artery in the groin area, the placement of a catheter in the artery and the replacement of blood by X-ray contrast media. While peripheral X-ray angiograms have slightly lower morbidity rates compared to coronary X-ray angiograms, the risks are significant with complications, including limb loss and renal failure, occurring at a rate of 1.7%. The cost of peripheral X-ray angiography is estimated to range from less than $1,000 to almost $3,000 per procedure. Despite the drawbacks of peripheral X-ray angiography, approximately 1.9 million of these procedures were performed in the United States in 1995. Figure 4 below outlines the traditional diagnostic pathway for various forms of PVD.


     Figure 4 - Peripheral Vascular Disease: Traditional diagnostic pathway

--------------------------------------------------------------------------------

          Anatomic Area           Current Diagnostic Exams

----------------------
Carotid                            Ultrasound
Artery                ----            MRI              ----|             |
----------------------                                     |             |
                                                           |             |
----------------------                                     |             |
Aorta                 ----            CT                   |             ----   Surgery
----------------------             Ultrasound          ----|             |
                                                           | Peripheral  |
----------------------                                     |   X-ray     |
Renal                          Renal nuclear scan          | Angiography |
Arteries              ----         Ultrasound          ----|             |    Percutaneous
----------------------                                     |             ---- Transluminal
                                                           |             |    Angioplasty
----------------------             Impedance               |             |       (PTA)
Extremities           ----    plethysmography (IPG)        |             |
----------------------      Ankle Brachial Index (ABI) ----|             |
                        |          Ultrasound
                        |
                        |
                        |
          [GRAPHIC OF HUMAN BODY]


--------------------------------------------------------------------------------


      The EPIX Approach to PVD Diagnosis. The Company believes that the use of MS-325 with MRI will simplify and improve the PVD diagnostic pathway by enabling radiologists to visualize peripheral arteries noninvasively early in the work-up with resolution sufficient to provide a definitive diagnosis and surgical plan. Although several available MRI contrast agents also provide high resolution, they diffuse out of the cardiovascular system rapidly, making it possible to obtain detailed anatomic images only over a limited area. MS-325 is designed to remain in the blood vessels for over an hour providing sufficient time for detailed images of large portions of the vascular system. By significantly increasing the contrast of the vascular system and using the MRI equipment currently in widespread use, the Company believes that MS-325 will enable MRI to overcome the principal problem that has limited its clinical effectiveness in diagnosing PVD.

      An MRI exam utilizing MS-325 is intended to provide sufficient anatomic detail for a definitive diagnosis and the anatomic data necessary for surgical planning. Unlike peripheral X-ray angiography which, due to its invasive and painful nature, high cost and risk of complications, is often deferred in favor of noninvasive, often inconclusive exams, an MRI exam utilizing MS-325 is intended for use early in the PVD work-up. Phase I clinical trials to date have yielded measurements of signal intensity over time consistent with the Company's belief that MRI with MS-325 will provide physicians with diagnostic information clinically equivalent to peripheral X-ray angiography earlier in the diagnostic pathway. Consequently, the Company believes that MS-325-based MRI exams would not only replace a large portion of the approximately 1.9 million peripheral X-ray angiograms performed in the United States each year, but would also be used in a significant number of instances where ultrasound, nuclear medicine or other noninvasive modalities are currently employed but lack definitive diagnostic capability as described above. Based upon estimated 1995 procedure costs, the Company believes that the use of MS-325 with MRI to diagnose PVD could yield savings to the United States healthcare system of nearly $1.0 billion.

      Thrombosis is another vascular disease outside the heart that is diagnosed with a variety of radiological imaging techniques. Commonly referred to as "blood clots," thrombosis can occur in the legs, arms, pelvis, lungs and neck, and is the cause of over 400,000 deaths per year in the United States. Blood clots can cause death from a pulmonary embolus (an obstruction in the pulmonary vasculature), stroke or heart attack. Ultrasound and nuclear stress perfusion studies are used early in the work-up in an attempt to defer peripheral X-ray angiography because of cost, mortality and complications. These noninvasive modalities are often indeterminate. Although limited in use because of the mortality and complication rate, peripheral X-ray angiography, as in PVD, continues to be considered by many to be the definitive diagnostic tool. The Company believes that an MRI exam using MS-325 will be able to noninvasively provide diagnostic information which is clinically equivalent to peripheral X-ray angiography for the diagnosis of blood clots in selected cases.


Business Strategy

      The Company's objective is to become a leader in MRI contrast agents. It will seek to do so by pursuing a strategy based on commercializing MS-325 and developing new applications for its proprietary technology platform.
The Company's key business objectives are to:

      Establish the safety and clinical utility of MS-325 for multiple vascular imaging indications. The Company is conducting Phase I clinical trials to establish the safety of MS-325 for human use, after which it intends to conduct separate Phase II and Phase III clinical trials initially for radiology indications to be followed by cardiology indications.

      Achieve market acceptance of MS-325. The Company intends to collect pharmacoeconomic and clinical data that demonstrates that MRI enhanced with MS-325 is superior to the traditional diagnostic pathway. Through its strategic partners' extensive worldwide marketing and sales networks, the Company intends to present this data to both physicians and third-party payors. The Company believes that third-party payors will promote the use of MS-325 because of its potential for substantial cost savings and clinical benefits.

      Broaden the use of MS-325 to additional clinical indications. The Company intends to evaluate MS-325 for use in the diagnosis of various tumors. For example, the Company is currently planning a Phase II clinical trial for the use of MS-325 in the diagnosis of breast cancer. Based on the physical properties of MS-325 and preclinical studies, the Company believes that MS-325 has potential application as part of a noninvasive imaging procedure that would enable physicians to discriminate between malignant and benign breast masses in patients with indeterminate mammograms or palpable lumps.

      Develop new targeted MRI contrast agents. In addition to evaluating the use of MS-325 in diagnosing thrombosis, the Company is developing thrombosis-specific MRI contrast agents based on its proprietary technology platform. The Company is also pursuing a discovery program for functional brain imaging.

      Maximize the value of strategic alliances. The Company currently has strategic alliances with Mallinckrodt and Daiichi. The Company entered into these alliances, and will seek to enter into future strategic alliances with pharmaceutical and imaging agent industry leaders, in order to obtain access to resources and infrastructure to leverage the Company's strengths.


Technology

Background

      The products under development by the Company are based upon its proprietary biophysics technology platform. The Company's product candidates are small molecule chelates (soluble metal-organic complexes) containing a magnetically active metal element which elicit a strong MRI signal and are designed to be safely excreted through the kidneys over time. The Company has developed significant expertise in the design, synthesis and characterization of metal-containing complexes for in vivo use. While the contrast agents primarily used in MRI today are non-targeted in that they diffuse indiscriminately throughout the tissues of the body, the Company believes that its proprietary technology platform will enable it to design contrast agents which are capable of targeting specific tissues or organs by binding to particular proteins. The Company's proprietary biophysics technology platform consists of two key elements:

Receptor-Induced Magnetic Enhancement

      Receptor-induced magnetic enhancement ("RIME") technology, which was developed by Dr. Randall Lauffer, the Company's founder, while at Massachusetts General Hospital ("MGH"), allows targeting of a contrast agent to particular tissue and fluid types in the body while simultaneously multiplying the signal enhancing effect of the agent and is now exclusively licensed by the Company under patents held by MGH. RIME technology involves the design of metal complexes that bind to particular proteins and receptor molecules in the body. This binding causes increased concentration and retention of the contrast agent in the specific tissues and fluids that contain targeted receptor molecules. The binding also causes a special magnetic effect based on the complex biophysics of MRI contrast agents. One of the factors that determines an MRI contrast agent's signal enhancing effect is its rotation, or tumbling rate, in solution. When an agent binds to a large molecule through the RIME process, the agent's tumbling rate decreases substantially, resulting in a corresponding increase in the strength of the agent's magnetic signal, which is detectable by MRI.

Enzyme Sensing Technology

      Developed by EPIX scientists, enzyme sensing technology is an extension of the RIME technology that allows MRI to probe biological events on the molecular level for the first time, thereby increasing the sensitivity of MRI. The Company is developing small molecule contrast agents that become active in the presence of certain enzymes which allows them to bind to their target receptor molecules and express their full RIME signal enhancement. Because the presence of elevated levels of particular enzymes occur only in certain biological situations, enzyme sensing technology would allow MRI to scan for specific biological events currently undetectable with MRI.



EPIX Products and Development Programs

MS-325

      The Company's lead product candidate, MS-325, is a targeted vascular contrast agent intended for use with MRI. MS-325 is a gadolinium-based small molecule chelate, engineered with the Company's proprietary RIME technology. Animal studies have demonstrated that, when injected into the bloodstream, MS-325 binds reversibly to the blood protein albumin and is designed to be excreted safely through the kidneys over time. This allows the agent to remain at high concentrations in the bloodstream during the imaging procedure and then be gradually excreted from the body. The Company has designed the half-life of the agent to allow for the optimal imaging window of at least one hour. In animal studies, MS-325 has exhibited signal enhancement that is significantly stronger than currently available agents. In an image enhanced by MS-325 using standard MRI techniques, the blood, which is infused with gadolinium, gives off a strong magnetic signal and appears bright while the surrounding tissue gives off a very low magnetic signal and appears dark.

      While MS-325 is based on the Company's proprietary technology platform, its chemical composition is similar to currently available MRI contrast agents which have a strong safety record and are known to cause few, if any, side effects. Furthermore, due to the increased magnetic signal elicited by MS-325, the Company expects it to be used at a similar or lower dose than currently available MRI contrast agents. As a result of these factors, the Company believes that MS-325 will have a safety profile comparable to currently available MRI contrast agents.

      The Company submitted an IND application for MS-325 to the FDA on July 22, 1996 and commenced a Phase I clinical trial on September 6, 1996. Thirty-five subjects participated in the clinical safety monitoring portion of the trial, which ended on November 22, 1996. Eighteen of these subjects, who were divided into three different dosing groups, participated in a typical Phase I safety study in which the dose of MS-325 was gradually increased from one group to the next. The remaining 17 subjects, who received the highest dose tested, were also imaged in order to confirm the appropriateness of the dose and to evaluate the imaging characteristics of MS-325. Vital signs, blood chemistries and other biological and physical markers were monitored in all subjects. Based on preliminary results, no clinically significant adverse effects have been reported. The Company submitted its report on the Phase I Trial to the FDA in February 1997 and expects to commence Phase II trials for radiology indications in the second quarter of 1997.

      In addition to the diagnosis of CAD and PVD, the Company intends to pursue the use of MS-325 for additional clinical indications, including thrombosis, commonly referred to as "blood clots." The Company believes that MRI with MS-325 could eliminate the need for selected ultrasound and nuclear medicine studies of thrombosis while providing, noninvasively, diagnostic information which is clinically equivalent to that provided by peripheral X-ray angiography.

      The Company further believes that, based on the physical properties of MS-325 and preclinical studies, MS- 325 has potential application as part of a noninvasive imaging procedure that would enable physicians to discriminate between malignant and benign breast masses in patients with indeterminate mammograms or palpable lumps. Another potential application for MS-325 in the diagnosis of breast cancer is in defining the size of malignant lesions. The Company believes that an MRI breast exam using MS-325 could allow better determination of eligibility for breast-conserving therapy.


Other Research and Development Programs

      Thrombosis Imaging. The Company is developing new agents designed specifically for imaging blood clots. The Company is seeking to develop a targeted contrast agent and protocol that would enable MRI to illuminate blood clots against a dark background. The Company believes that its proprietary technology platform could also enable MRI to differentiate old and new clot formations and that such a product would change the diagnostic pathway for many of the conditions associated with thrombotic disease, including pulmonary embolism and deep vein thrombosis. The Company believes that use of the new approach would lead to better medical outcomes due to earlier definitive diagnosis. Early diagnosis is especially important for clots in the pelvis and vena cava, the large vein through which blood returns to the heart, because of their increased likelihood of migrating to the lungs where the clots can be fatal. The Company believes that a thrombosis-specific contrast agent could largely replace the noninvasive modalities currently in use, including nuclear medicine ventilation/perfusion scans.

      Functional Brain Imaging. Functional brain imaging involves measuring small changes in the brain to, in effect, "watch" the brain function in real time. In the past, these cognitive function mapping studies were done using modalities such as electro-encephalograms and nuclear medicine, both of which are generally recognized to have low resolution and provide limited clinical information. Recently however, investigators at a number of institutions, including MGH, have developed a new brain imaging technique using MRI. Even in its present experimental form, the technique is rapidly being adopted by many leading neuroscience centers throughout the world. The technique detects small increases in blood volume or flow that accompany the greater metabolic activity in stimulated brain regions, thus allowing one to watch, in real time, different regions of the brain "light up" as a person thinks, moves or views objects. At present, studies are being conducted using a specialized MRI technique which does not employ a contrast agent. However, these studies are currently difficult to interpret since blood flow changes induced by cognitive activity are subtle and associated signals are weak. Clinical applications of functional brain imaging are potentially broad, including pre-surgical planning, neurodegenerative disease diagnosis and psychiatry.

      EPIX is currently conducting preclinical testing of prototype brain imaging agents with researchers at MGH based on the Company's proprietary technology platform. The Company is seeking to establish the feasibility of developing an agent that would be able to magnify the signal from small volume changes in blood flow to particular areas of the brain. The Company believes that such a contrast agent could enable highly illuminated three-dimensional MRI scans of brain function.

Strategic Alliances

      The Company's strategy includes entering into alliances with leaders in the pharmaceutical and diagnostic imaging industries to facilitate the development, manufacture, marketing, sale and distribution of its products. To date, the Company has formed strategic alliances with Mallinckrodt and Daiichi for the development and commercialization of MS-325.


Mallinckrodt Group Inc.

      Pursuant to a collaboration agreement between the Company and Mallinckrodt, which was executed in August 1996, the Company granted Mallinckrodt an exclusive license to develop and commercialize MS-325 worldwide, excluding Japan. The agreement also provides for potential collaboration and cost sharing arrangements in connection with future MRI vascular agent programs, whether developed by the Company or Mallinckrodt or in-licensed by either party. The operations of the collaboration are supervised by a joint steering committee comprised of an equal number of representatives of both parties. Mallinckrodt and the Company will collaborate on the clinical development of MS-325, beginning with Phase I clinical trials. The Company has primary responsibility for conducting Phase I and Phase II clinical trials and for manufacturing MS-325 for such trials. Mallinckrodt will assume primary responsibility for development and manufacturing starting with Phase III clinical trials. Mallinckrodt will also be responsible for the marketing and distribution of MS-325 worldwide, excluding Japan. The agreement imposes certain development due diligence obligations on both of the parties and certain marketing due diligence obligations on Mallinckrodt.

      The Company received a $6.0 million license fee upon execution of the agreement with Mallinckrodt. The agreement provides for an additional $2.0 million payment upon the earlier of a specified date or the achievement of an MS-325 milestone. Mallinckrodt and the Company will generally share equally in the worldwide, excluding Japan, development and manufacturing scale-up and product launch costs of MS-325 and all future MRI vascular agents which may be covered by the agreement. The parties' current obligations with respect to MS-325 development costs are limited to a specified amount. Under the arrangement, the Company will share in future operating profits, if any.

      The agreement provides that Mallinckrodt may not develop, market or sell any MRI vascular agent worldwide except Japan other than those that are part of the collaboration without the approval of the joint steering committee (in which case they, if approved, would become part of the collaboration).


Daiichi Radioisotope Laboratories, Ltd.

      Pursuant to a development and license agreement, which was entered into in March 1996, the Company granted Daiichi an exclusive license to develop and commercialize MS-325 in Japan. Under this arrangement, Daiichi will assume primary responsibility for clinical development, regulatory approval, marketing and distribution of MS-325 in Japan. The Company retained the right and obligation to manufacture MS-325 for development activities and commercial sale under the agreement. However, Daiichi may, under certain circumstances, elect to formulate MS-325 purchased from the Company into a final product. The agreement imposes certain development due diligence obligations on both parties and marketing due diligence obligations on Daiichi. The agreement may be terminated by Daiichi upon 30 days prior written notice if Daiichi determines in its reasonable opinion that MS-325 lacks clinical efficacy, presents serious side effects or otherwise exhibits unacceptable properties. In connection with this strategic alliance, the Company received an up-front fee from Daiichi in the amount of $3.0 million and Daiichi is required to make future payments to EPIX up to an aggregate amount of $3.3 million, upon the achievement of certain MS-325 development milestones. Daiichi also made a $5.0 million equity investment in the Company. Daiichi will make royalty payments to the Company on net sales of MS-325 in Japan.

      In 1992, the Company entered into an agency agreement with Sumitomo Corporation ("Sumitomo") whereby the Company engaged Sumitomo as its exclusive agent to assist the Company in entering into arrangements with third parties for the development and commercialization of vascular, liver and tumor MRI agents in Japan. Sumitomo assigned this agreement to Summit Pharmaceuticals International Corporation ("Summit") in 1995. In accordance with the agreement, the Company paid Summit a specified percentage on all amounts received by the Company from Daiichi to date and will make payments to Summit on future milestone payments it receives from Daiichi, if any. The Company will be obliged to make such payments with respect to future arrangements with partners headquartered in Japan if entered into prior to the first anniversary of the termination of the agency agreement.



Competition

      The healthcare industry is characterized by extensive research efforts and rapid technological change, and there are many companies that are working to develop products similar to the Company's. There are currently no targeted vascular contrast agents for use with MRI. However, there are a number of non-specific MRI agents approved by the U.S. Food and Drug Administration ("FDA") for marketing in the United States and certain foreign markets that are likely to compete with the Company's products for certain applications. Magnevist(R) by Schering-AG, Dotarem(R) by Guerbet, S.A., Omniscan(R) by Nycomed Imaging ASA, and ProHance(R) by Bracco S.p.A. are all such products. The Company is aware of other agents under development that may have application in vascular imaging. There can be no assurance that the Company's competitors will not succeed in the future in developing products that are more effective than any that are being developed by the Company. The Company believes that its ability to compete within the MRI contrast agent market is dependent on a number of factors, including the success and timeliness with which it completes FDA trials, the breadth of applications, if any, for which it receives approval, and the effectiveness, cost, safety and ease of use of the Company's products in comparison to the products of the Company's competitors. The success of the Company will also be based on physician acceptance of MRI as a primary imaging modality for certain cardiovascular and other applications.

      The Company has many competitors including pharmaceutical, biotechnology and chemical companies, a number of which, including both of the Company's strategic partners, are actively developing and marketing products that, if commercialized, would compete with the Company's product candidates. Many of these competitors have substantially greater capital and other resources than the Company and may represent significant competition for the Company. Such companies may succeed in developing technologies and products that are more effective or less costly than any of those that may be developed by the Company, and such companies may be more successful than the Company in developing, manufacturing and marketing products. Furthermore, there are several well-established medical imaging modalities that currently compete, and will continue to compete, with MRI, including X-ray angiography, CT, nuclear medicine and ultrasound. Other companies are actively developing the capabilities of the competing modalities to enhance their effectiveness in CVS imaging. There can be no assurance that the Company will be able to compete successfully in the future or that developments by others will not render MS-325 or the Company's future product candidates obsolete or non-competitive or that the Company's collaborators or customers will not choose to use competing technologies or products.


Patents and Proprietary Rights

      EPIX considers the protection of its proprietary technologies to be material to its business prospects. The Company pursues a comprehensive patent program in the United States and in other countries where it believes that significant market opportunities exist.

      The Company owns or has exclusively licensed patents and patent applications on the critical aspects of its core technology as well as many specific applications of this technology. EPIX has exclusively licensed two patents in the United States broadly covering RIME technology, albumin binding with metal chelates, and liver targeting metal chelates, and has received notice of allowance for similar patent applications in Japan and Europe. The Company has exclusively licensed four additional patents in the United States and received notice of allowance of an additional U.S. patent covering novel metal chelates, with similar patent applications in Japan and Europe. Finally, the Company has patent applications pending in the United States, Japan and Europe covering various aspects of its RIME technology. The Company's patent protection for MS-325 currently extends to 2007 in the United States, Japan and Europe. If the currently pending patent applications issue, this protection will be extended until 17 years after the date of issue in the United States, and until 2016 in Europe and Japan.

      An issued patent grants to the owner the right to exclude others from practicing inventions claimed therein. In the United States, a patent filed before June 8, 1995 is enforceable for 17 years from the date of issuance or 20 years from the deemed date of filing the underlying patent applications, whichever is longer. Patents based on applications filed from June 8, 1995 expire 20 years from the deemed date. The General Agreement on Tariffs and Trade provides that patents whose applications were filed on or after June 8, 1995 are effective for 20 years from filing. This new rule is generally regarded as unfavorable to pharmaceutical companies, where the time period between patent filing and commercialization of the patented product may be extended many years because of the lengthy development cycle and regulatory process.

      The patent positions of pharmaceutical and biopharmaceutical firms involve complex legal and factual questions. There can be no assurance that the Company's issued patents, or any patents that may be issued in the future, will effectively protect the Company's technology or provide a competitive advantage. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated or circumvented in the future.

      The Company's commercial success will also depend on its ability to operate without infringing upon the patents of others in the United States and abroad. If any third-party patents are upheld as valid and enforceable in any judicial or administrative proceeding, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent, or to redesign its products or processes, to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be available on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

      There are pending or issued patents, held by parties not affiliated with the Company, relating to technologies used by the Company in the development or use of certain of the Company's product candidates. In particular, the Company is aware of certain patents in the United States, Japan and elsewhere owned by or licensed to one party that relate to MRI contrast agents and which may cover certain of the Company's MRI product candidates, including MS-325. Mallinckrodt, one of the Company's partners, has rights from this third party under those patents which the Company and Mallinckrodt believe will permit Mallinckrodt to manufacture, market and sell MS-325 and other products developed pursuant to the collaboration agreement between the Company and Mallinckrodt were MS-325 and those other products to be held to fall within the claims of those third-party patents. If the agreement with Mallinckrodt is terminated by either party, the Company would be required to enter into a strategic alliance with another party having a license from this third party or obtain a license from this third party directly or from others licensed by this third party in order to manufacture, market and sell MS-325 and other chelate-based MRI contrast agents. However, there can be no assurance that the Company would be able to consummate a strategic alliance with a party having this third-party license or obtain a license on commercially reasonable terms, if at all. The patent rights of this third party in Japan will expire in 2002, before such time as the Company presently anticipates that Daiichi will have material sales of MS-325 in Japan and, therefore, the Company believes that the existence of such patents in Japan is unlikely to have a material adverse effect on the Company. However, in the event that Daiichi commercializes MS-325 in Japan before 2002, it may be required to obtain an appropriate license or take other measures to avoid infringement of the third party patents, including delaying the commencement of product sales. There can be no assurance that the Company's current or future activities will not be challenged, that additional patents will not be issued containing claims materially constraining the proposed activities of the Company, that the Company will not be required to obtain licenses from third parties, or that the Company will not become involved in costly, time-consuming litigation regarding patents in the field of contrast agents, including actions brought to challenge or invalidate the Company's own patent rights. At the same time, the Company is aware of certain products under development by the third party referred to above and others which it believes may infringe certain of the Company's exclusively licensed patents. The Company intends to pursue license or cross-license arrangements with or, if necessary and appropriate, infringement proceedings against, these parties upon their seeking final regulatory approval for the marketing and sale of any such products.

      Many of the Company's competitors are continuing to actively pursue patent protection for activities and discoveries similar to the Company's. There can be no assurance that these competitors, many of which have substantially greater resources than the Company and have made substantial investments in competing technologies, will not in the future seek to assert that the Company's products or chemical processes infringe their existing patents and/or will not seek new patents that claim to cover aspects of the Company's technology. Furthermore, patent applications in the United States are maintained in secrecy until patents issue, and patent applications in foreign countries are maintained in secrecy for a specified period after filing. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. In addition, patents issued and patent applications filed relating to biopharmaceuticals are numerous. Therefore, there can be no assurance that the Company is aware of all competitive patents, either pending or issued, that relate to products or processes used or proposed to be used by the Company.

      The Company and MGH have entered into a license agreement pursuant to which MGH has granted the Company an exclusive worldwide license to the patents and patent applications which relate to the Company's only product candidate, MS-325. The MGH License imposed certain due diligence obligations with respect to the development of products covered by the license, all of which have been fulfilled to date. The MGH License requires the Company to pay royalties on net sales of MS-325 by the Company. The Company must also pay MGH a percentage of all royalties received by the Company from its sublicensees. Accordingly, the Company will be required to make payments to MGH on profits generated under the Mallinckrodt collaboration, if any, and on royalties received from Daiichi under its license agreement, if any. Failure of the Company to comply with these requirements could result in the conversion of the license from being exclusive to non-exclusive in nature or termination of the license agreement itself. Any such event would have a material adverse effect on the Company's business, financial condition and results of operations.

      The pharmaceutical and biotechnology industries have been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation may be necessary to enforce any patents issued to the Company and or determine the scope and validity of others' proprietary rights. The Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office or by foreign agencies to determine the priority of inventions. Any involvement in litigation surrounding these issues could require extensive costs to the Company as well as be a significant distraction for management. Such costs could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company also relies upon trade secrets, technical know-how, and continuing technological innovation to develop and maintain its competitive position. The Company typically requires its employees, consultants, and advisors to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting or advisory relationships with the Company. These agreements require disclosure and assignment to the Company of ideas, developments, discoveries and inventions made by employees, consultants and advisors. There can be no assurance, however, that these agreements will not be breached or that the Company will have adequate remedies for any breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology, or that the Company can meaningfully protect its rights in unpatented proprietary technology.

      The Company intends to vigorously protect and defend its intellectual property. Costly and time-consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the enforceability, scope, and validity of the proprietary rights of others.


Manufacturing

      The Company currently manufactures, as part of its ongoing development efforts, small batches of MS-325 (not made in compliance with Good Manufacturing Practices ("GMP") ) in its laboratories located in Cambridge, Massachusetts. The Company has contracted for the manufacture in accordance with GMP of MS-325 from outside contractors for use in preclinical and Phase I and II clinical trials. As part of its strategic alliance with the Company, Mallinckrodt will serve as primary manufacturer for MS-325 thereafter. If Mallinckrodt is unable to produce MS-325 in adequate amounts and at a reasonable cost or to comply with any applicable regulations, including GMP, it could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, should

Mallinckrodt fail to fulfill its manufacturing responsibilities satisfactorily, the Company could be forced to find an alternative manufacturer. There can be no assurance that the Company would be able to find such an alternative manufacturer. In the event the Company was forced to develop its own FDA-approved full-scale manufacturing capability, it would require significant expenditures of capital and management attention and resources and could require the Company to obtain a license from a third party, and would result in a delay in the approval or commercialization of MS-325. There can be no assurance that the Company would be able to obtain such a license on commercially reasonable terms, if at all. The Company currently procures the raw materials for the various components of MS-325 from a broad variety of vendors and, wherever possible, maintains relationships with multiple vendors for each component. There are a number of components of MS-325 for which the largest suppliers may have significant control over the market price due to controlling market shares. If any one of the Company's suppliers decided to increase prices significantly or reduce quantities of any component of MS-325 available for sale to the Company, it could have a material adverse effect on the Company's ability to commercialize MS-325 and on the Company's business, financial condition and results of operations. See "Strategic Alliances."


Government Regulation

      The manufacture and commercial distribution of the Company's product candidates are subject to extensive governmental regulation in the United States and other countries. Pharmaceuticals, including contrast imaging agents for use with MRI, are regulated in the United States by the FDA under the Food, Drug and Cosmetic Act ("FD&C Act") and require FDA approval prior to commercial distribution. Pursuant to the FD&C Act, pharmaceutical manufacturers and distributors must be registered with the FDA and are subject to ongoing FDA regulation, including periodic FDA inspection of their facilities and review of their operating procedures. Noncompliance with applicable requirements can result in failure to receive approval, withdrawal of approval, total or partial suspension of production, fines, injunctions, civil penalties, recalls or seizure of products and criminal prosecution, each of which would have a material adverse effect on the Company's business, financial conditions and results of operations.

      In order to undertake clinical trials and market pharmaceutical products for diagnostic or therapeutic use in humans, the procedures and safety standards established by the FDA and comparable agencies in foreign countries must be followed. In the United States, a company seeking approval to market a new pharmaceutical must obtain FDA approval of a new drug application ("NDA"). Before an NDA may be filed, however, a certain procedure is typically followed. This includes: (i) performance of preclinical laboratory and animal studies;
(ii) submission to the FDA of an investigal new drug ("IND") application, which must become effective before human clinical trials may commence; (iii) completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the pharmaceutical for its intended application; (iv) submission to the FDA of an NDA; and (v) approval of the NDA by the FDA prior to any commercial sale or shipment of the agent.

      Preclinical studies include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulation. The results of the preclinical studies are submitted to the FDA as part of an IND, and unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol together with information about the clinical investigators who will perform the studies and the institutions at which the trials will be performed are submitted to the FDA as part of the IND. An independent institutional review board ("IRB") at each institution at which the trial will be conducted will also be asked by the principal investigator at that institution to approve, according to FDA regulations governing IRBs, the trials that will be performed at that institution. The IRB will consider, among other things, ethical factors, the protection of human subjects and the possible liability of the institution.

      Clinical trials under the IND are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the pharmaceutical into humans, the pharmaceutical is tested for safety, dosage tolerance, metabolism, distribution, excretion and clinical pharmacology in healthy adult subjects. Imaging agents may also be subject to a Phase IB trial under which an agent's imaging characteristics in humans are first evaluated. Phase II involves a detailed evaluation of the safety and efficacy of the agent in a range of doses in patients with the disease or condition being studied. Phase III clinical trials typically consist of evaluation of safety and efficacy in a larger patient population and at more institutions.

      The Company submitted an IND for MS-325 to the FDA on July 22, 1996 and commenced Phase I clinical trials on September 6, 1996. The clinical safety monitoring portion of the trial ended on November 22, 1996. Upon the successful completion of the Phase I clinical trials, the Company intends to conduct concurrent but separate Phase II and Phase III clinical trials for different cardiology and radiology indications. The process of completing clinical testing and obtaining FDA approval for a new product is likely to take a number of years. When the study as described in the IND is complete, and assuming that the results support the safety and efficacy of the product for that indication, the Company intends to submit an NDA to the FDA. The NDA approval process can be expensive, uncertain and lengthy. Although the FDA is supposed to complete its review of an NDA within 180 days of the date that it is filed, the review time is often significantly extended by the FDA which may require more information or clarification of information already provided in the NDA. During the review period, an FDA advisory committee likely will be asked to review and evaluate the application and provide recommendations to the FDA about approval of the pharmaceutical. In addition, the FDA will inspect the facility at which the pharmaceutical is manufactured to ensure compliance with GMP and other applicable regulations. Failure of the third-party manufacturers to comply or come into compliance with GMP requirements could significantly delay FDA approval of the NDA. The FDA may grant an unconditional approval of an agent for a particular indication or may grant approval conditioned on further post-marketing testing and/or surveillance programs to monitor the agent's efficacy and side effects. Results of these post-marketing programs may prevent or limit the further marketing of the agent. In addition, additional studies and a supplement to the initially approved NDA will be required to gain approval for the use of an approved product in indications other than those for which the NDA was approved initially.

      While the Company, because of its agreement with Mallinckrodt, does not currently intend to manufacture any of its products itself once they are approved, it may choose to do so in the future. Should the Company decide to manufacture its products, the Company would be required to obtain a license from a third party having rights to patents which may cover certain of the Company's contrast agents. There can be no assurance that the Company would be able to obtain such a license from the third party. Furthermore, the Company's manufacturing facilities would be subject to inspection and approval by the FDA before the Company could begin commercial distribution of product from its own manufacturing facilities. See "Patents and Proprietary Rights."

      After an NDA is approved, the Company would continue to be subject to pervasive and continuing regulation by the FDA, including record keeping requirements, reporting of adverse experience from the use of the agent and other requirements imposed by the FDA. FDA regulations also require FDA approval of an NDA supplement for certain changes if they affect the safety and efficacy of the pharmaceutical, including, but not limited to, new indications for use, labeling changes, the use of a different facility to manufacture, process or package the product, changes in manufacturing methods or quality control systems and changes in specifications for the product. Failure by the Company to receive approval of an NDA supplement could have a material adverse effect on the Company's business, financial condition and results of operations.

      The advertising of most FDA-regulated products is subject to FDA and Federal Trade Commission jurisdiction, but the FDA has sole jurisdiction over advertisements for prescription drugs. The Company is and may be subject to regulation under state and Federal law regarding occupational safety, laboratory practices, handling of chemicals, environmental protection and hazardous substance control. The Company also will be subject to other present and possible future local, state, federal and foreign regulation. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial conditions and results of operations.

      Approval and marketing of pharmaceutical products outside of the United States are subject to regulatory requirements that vary widely from country to country. In the European Union ("EU"), the general trend has been towards coordination of common standards for clinical testing of new agents, leading to changes in various requirements imposed by each EU country. The level of regulation in the EU and other foreign jurisdictions varies widely. The time required to obtain regulatory approval from comparable regulatory agencies in each foreign country may be longer or shorter than that required for FDA approval. In addition, in certain foreign markets the Company may be subject to governmentally mandated prices for its products.

      Regulations regarding the approval, manufacture and sale of the Company's product candidates are subject to change. The Company cannot predict what impact, if any, such changes might have on its business, financial condition or results of operations.

      The Company's research, development and manufacturing processes require the use of hazardous substances and testing on certain laboratory animals. As a result, the Company is also subject to federal, state, and local laws, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and waste as well as the use of and care of laboratory animals. These laws and regulations are all subject to change. The Company cannot predict what impact, if any, such changes might have on its business, financial condition or results of operations.


Reimbursement

      The Company expects that sales volumes and prices of its products will be dependent in large measure on the availability of reimbursement from third-party payors and that individuals seldom would be willing or able to pay directly for all the costs associated with procedures which in the future may incorporate the use of the Company's products. The Company expects that its products will be purchased by hospitals, clinics, doctors and other users that bill various third-party payors, such as Medicare, Medicaid and other government insurance programs, and private payors including indemnity insurers, Blue Cross Blue Shield plans and managed care organizations ("MCOs") such as health maintenance organizations. Most of these third-party payors provide coverage for MRI for some indications when it is medically necessary, but the amount that a third-party payor will pay for MRI may not include a separate payment for a contrast imaging agent that is used with MRI. Reimbursement rates vary depending on the procedure performed, the third-party payor, the type of insurance plan and other factors. For example, Medicare pays hospitals a prospectively determined amount for an in-patient stay based on a Medicare beneficiary's discharge diagnosis related group ("DRG"). This payment includes payment for any procedure, including MRI, that is performed while a beneficiary is in the hospital. No additional payment is made for contrast agents used during the procedure. Other third-party payors may pay a hospital an additional amount for an MRI procedure performed on an in-patient according to another methodology such as a fee schedule or a percentage of charge. Such payment may or may not include a payment for a contrast imaging agent. In the outpatient setting, Medicare and other third-party payors may pay for all, some portion of, or none of the cost of contrast agents used with MRI.

      Third-party payors carefully review and increasingly challenge the prices charged for procedures and medical products. In the past few years, the amounts paid for radiology procedures in particular have come under careful scrutiny and have been subject to decreasing reimbursement rates. In addition, an increasing percentage of insured individuals are receiving their medical care through MCOs which monitor and often require preapproval of the services that a member will receive. Many MCOs are paying their providers on a capitated basis which puts the providers at financial risk for the services provided to their patients by paying them a predetermined payment per member per month. The percentage of individuals covered by MCOs is expected to grow in the United States over the next decade. Even Medicare is shifting many of its beneficiaries into managed care plans. The Company believes that the managed care approach to healthcare and the growth in capitated arrangements and other arrangements under which the providers are at financial risk for the services that are provided to their patients will facilitate the market acceptance of its products, as it believes that the use of its products will significantly lower the overall costs and improve the effectiveness of managing patient populations. There can be no assurance, however, that the Company's products will be available, will lower costs of care for any patients or that providers will choose to utilize them even if they do, or if reimbursement will be available.

      In foreign markets, reimbursement is obtained from a variety of sources, including governmental authorities, private health insurance plans and labor unions. In most foreign countries, there are also private insurance systems that may offer payments for alternative therapies. Although not as prevalent as in the United States, health maintenance organizations are emerging in certain European countries. The Company may need to seek international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner or at all. Failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of the Company's product candidates in the international markets in which such approvals are sought.

      The Company believes that reimbursement in the future will be subject to increased restrictions such as those described above, both in the United States and in foreign markets. The Company believes that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by the Company. There can be no assurance, in either the United States or foreign markets, that third party reimbursement and coverage will be available or adequate, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation, or reimbursement policies of third-party payors will not otherwise adversely affect the demand for the Company's product candidates or its ability to sell its product candidates on a profitable basis, particularly if MRI exams enhanced with the Company's contrast agents are more expensive than competing vascular imaging techniques that are equally effective. The unavailability or inadequacy of third-party payor coverage or reimbursement could have a material adverse effect on the Company's business, financial condition and results of operations.

Product Liability Insurance

      The clinical and commercial development of pharmaceuticals, including contrast imaging agents such as those being developed by the Company, may entail exposure to product liability claims. While the Company has never been subject to any liability claims stemming from the manufacture of or preclinical or clinical trials of its products, there can be no assurance that it will not face such claims in the future. While the Company currently has product liability insurance coverage for the clinical research use of its product candidates, there can be no assurance that such coverage limits will be adequate nor that a successful product liability lawsuit would not have a material adverse effect on the Company. The Company does not have product liability insurance coverage for the commercial sale of its products but intends to obtain such coverage if and when its products are commercialized. If and when MS-325 or other EPIX product candidates are approved for marketing by the FDA, or similar foreign regulatory bodies, there can be no assurance that sufficient product liability insurance will be available on terms acceptable to the Company or at all.


Employees

      As of December 31, 1996 the Company employed 36 persons on a full-time basis, of which 26 were involved in research and development and 10 in administration and general management. Fifteen of the Company's employees hold Ph.D. or M.D. degrees. The Company believes that its relations are good with all of its employees. None of the Company's employees is a party to a collective bargaining agreement.


Research and Development

      During the fiscal years ended December 31, 1996 and 1995 and March 31, 1995 the Company incurred research and development expenses of $6,878,666, $4,164,940 and $2,407,113, respectively.


ITEM 2. PROPERTIES

      The Company leases a total of 17,050 square feet of space at 71 Rogers Street and adjacent locations, all in Cambridge, Massachusetts. The leases for such facilities expire on December 31, 1997. The description of the lease terms is incorporated herein by reference from Note 5 of the Notes to Financial Statements. The Company is currently negotiating a new lease for an additional five year period. The Company believes that its current facilities are adequate to meet its requirements for the foreseeable future.


ITEM 3.     LEGAL PROCEEDINGS

      The Company is not a party to any material legal proceedings.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      In December 1996, the holders of all of the outstanding shares of the Company's Common Stock and preferred stock (specifically, the holders of 2,307,721 shares of the Company's Common Stock, 93,691 shares of the Company's Series A Convertible Preferred Stock, 2,643,736 shares of the Company's Series B Convertible Preferred Stock, 1,432,318 shares of the Company's Series C Convertible Preferred Stock, 1,700,002 shares of the Company's Series D Convertible Preferred Stock and 868,329 shares of the Company's Series E

Convertible Preferred Stock), voting as a single class, unanimously adopted the votes and consented to the actions summarized below. There were no abstentions or broker non-votes.

1. Approval of Certificate of Amendment to the Company's Restated Certificate of Incorporation.

      To approve a Certificate of Amendment to the Restated Certificate of Incorporation (the "Certificate of Amendment") providing for an increase in the number of authorized shares of Common Stock from 11,500,000 shares to 15,000,000 shares and a 1-for-1.5 reverse stock split.

2. Approval of Further Amendment to and Restatement of the Company's Restated Certificate of Incorporation Contemporaneously with Initial Public Offering.

      To approve a Restated Certificate of Incorporation of the Company (the "Restated Certificate"), subject to the closing of the Company's initial public offering, providing for, among other things, a decrease in the number of authorized shares of Preferred Stock from 6,813,393 shares to 1,000,000 shares, blank check preferred stock, the elimination of all previously designated classes of preferred stock, classification of the Board of Directors and supermajority voting for certain corporate transactions.

3.    Approval of Amended and Restated By-laws.

      To approve and adopt the Amended and Restated By-laws of the Company, effective upon the closing of the Company's initial public offering, providing for, among other things, procedures for stockholder nominations and proposals and the elimination of the ability of stockholders to act by written consent.

4.    Election of Directors.

      To divide the Board of Directors into the following classes, effective upon the filing of the Restated Certificate, with each director to serve until the annual meeting of stockholders for the year indicated opposite such director's name and until his successor is elected and qualified or until his earlier resignation or removal:
                                                            Term
                        Name                              Expires

                  Class I
                  Randall B. Lauffer                        1997
                  Luke B. Evnin                             1997

                  Class II
                  Stanley T. Crooke                         1998

                  Class III
                  Michael D. Webb                           1999
                  Christopher F.O. Gabrieli                 1999

5.    Adoption of the Company's Amended and Restated 1992 Equity Incentive Plan.

      To approve and adopt the Company's Amended and Restated 1992 Equity Incentive Plan (the "1992 Plan").

6.    Reservation of Additional Shares for 1992 Plan.

      To ratify and confirm the increase in the number of shares of the Company's Common Stock reserved for issuance under the 1992 Plan from 1,749,852 shares to 2,399,852 shares (subject to adjustment for stock splits and other similar capital changes).

7.    Adoption of the Company's 1996 Employee Stock Purchase Plan.

      To approve and adopt the Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") and ratify and confirm the reservation of 100,000 shares of the Common Stock for issuance under the Purchase Plan (subject to adjustment for stock splits and other similar capital changes).

8.    Adoption of the Company's 1996 Director Stock Option Plan.

      To approve and adopt the Company's 1996 Director Stock Option Plan (the "Director Plan") and ratify and confirm the reservation of 100,000 shares of the Common Stock for issuance under the Director Plan (subject to adjustment for stock splits and other similar capital changes).

9.    Approval of Form of Indemnification Agreement.

      To approve for use by the Company a form of Indemnification Agreement.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information regarding the executive officers, directors and key employees of the Company as of December 31, 1996:

  Name                        Age   Position

  Michael D. Webb             38    President, Chief Executive Officer,
                                    Secretary and Director

  James E. Smith, Ph.D.       53    Executive Vice President, Research &
                                    Development

  Randall B. Lauffer, Ph.D.   39    Chief Scientific Officer and Director

  E. Kent Yucel, M.D.         40    Senior Vice President and Chief Medical
                                    Officer

  Susan M. Flint              45    Vice President, Regulatory Affairs

  Stephen C. Knight, M.D.     36    Vice President, Strategic Planning &
                                    Corporate Development

  Jeffrey R. Lentz            43    Vice President, Finance & Administration,
                                    Chief Financial Officer, Treasurer and
                                    Assistant Secretary

Michael D. Webb joined the Company in December 1994 from Ciba-Corning Diagnostics, Inc., a medical instrument company, where he was most recently Senior Vice President, Worldwide Marketing and Strategic Planning. From 1984 to 1989, Mr. Webb was a senior consultant at

Booz, Allen & Hamilton, Inc., a consulting company, specializing in health care and life sciences. Mr. Webb holds an MM degree in marketing and finance from the J.L. Kellogg Graduate School of Management at Northwestern University.

Dr. James E. Smith joined the Company in February 1996. Prior to joining the Company, Dr. Smith worked for 16 years at Du Pont Merck Pharmaceutical Company, a pharmaceutical company, where his experience included research and development, regulatory, QA/QC and manufacturing for the radio-pharmaceutical division, most recently as Senior Director of Radiopharmaceutical Research and Development. Dr. Smith has published and lectured on radiopharmaceutical research and development. Dr. Smith received his Ph.D. degree in inorganic chemistry from the University of Washington.

Dr. Randall B. Lauffer founded the Company in November 1988 and served as Chief Executive Officer until December 1994 and as Chairman until October 1996. From November 1983 to March 1992, Dr. Lauffer was a member of the faculty of Harvard Medical School, serving most recently as Assistant Professor of Radiology from 1987 to 1992. During this time he was also Director of the NMR Contrast Media Laboratory at MGH as well as an NIH Postdoctoral Fellow and an NIH New Investigator. Dr. Lauffer holds a Ph.D. degree in inorganic chemistry from Cornell University.

Dr. E. Kent Yucel joined the Company in June 1996. From March 1993 to July 1996, he was Chief of Vascular and Interventional Radiology and Director of MRI at Boston Medical Center and Professor of Radiology at Boston University Medical School. From July 1988 to February 1993 he served as Assistant Professor of Radiology at MGH and Harvard Medical School. Dr. Yucel is a Professor of Radiology at Boston University Medical School and retains a part time clinical appointment in the Radiology Department at Boston Medical Center. Dr. Yucel received his M.D. degree from Harvard Medical School.

Ms. Susan M. Flint joined the Company in April 1995. She is a Regulatory Affairs specialist with over twenty years of experience in regulatory submissions and clinical trials. She was a regulatory affairs/clinical research consultant to various companies, including EPIX, from April 1993 to April 1995. Ms. Flint previously held the position of Director of Clinical Trials at Advanced Magnetics, Inc. from February 1989 to March 1993 and Director of Regulatory Affairs at Du Pont Pharmaceutical Company from June 1975 to January 1989. Ms. Flint is certified by the Regulatory Affairs Professional Society. She received her M.S. degree in pharmacology from Northeastern University.

Dr. Stephen C. Knight joined the Company in July 1996. From April 1991 to June 1996, Dr. Knight was a senior consultant with Arthur D. Little, a consulting company, specializing in biotechnology, pharmaceuticals and valuation. Dr. Knight was also a consultant at APM, Inc., a consulting company. Prior to 1990, Dr. Knight performed research at AT&T Bell Laboratories, the National Institute of Neurological and Communicative Diseases and Stroke, and Yale University. He serves on the board of directors of Pharmos, Inc. Dr. Knight holds an M.D. from the Yale University School of Medicine and an MPPM degree from the Yale School of Organization and Management.

Jeffrey R. Lentz joined the Company in May 1996 as Vice President, Finance and Administration. He is also the Company's Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Lentz worked from August 1994 to May 1996 in private practice as a consultant and in venture capital. Mr. Lentz served as Director of Finance with Nova Biomedical Corporation, a medical instrument company, from March 1993 to August 1994 and as a senior manager with Ernst & Young LLP, an accounting firm, from November 1986 to November 1992. Mr. Lentz is a certified public accountant and holds an M.S. degree from Northeastern University.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock, $.01 par value ("Common Stock") is traded on the Nasdaq Stock Market under the symbol "EPIX", and is listed in Nasdaq's National Market. There was no public market for the Company's Common Stock at December 31, 1996. As of December 31, 1996 there were approximately 60 holders of record of the Company's Common Stock.


ITEM 6.     SELECTED FINANCIAL DATA

      The following selected financial data for the period from inception (November 29, 1988) through March 31, 1993, each of the two years in the period ended March 31, 1995, the nine months ended December 31, 1995 and the year ended December 31, 1996 are derived from Financial Statements of the Company. The financial statements as of December 31, 1996, December 31, 1995 and March 31, 1995 and the nine months ended December 31, 1995 and for each of the two years in the period ended March 31, 1995 are included elsewhere herein. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Financial Statements, related Notes and other financial information included herein.

                                        Period from inception     Year Ended            Nine Months
                                        (November 30, 1988)        March 31,               Ended          Year Ended
                                        through March 31,    --------------------       December 31,      December 31,
(in thousands, except per share data)           1993         1994            1995         1995 (2)           1996
                                                ----         ----            ----         --------           ----
Statement of Operations Data:
Revenues ............................        $1,000         $1,700           $412            $900          $10,010
Operating income (loss) .............          (311)          (579)        (2,820)         (4,770)             269
Net income (loss) ...................          (270)          (617)        (2,778)         (4,893)             268
Net income (loss) per share (1) .....                                                      $(0.70)           $0.03
Shares used in per share calculations                                                       6,973            7,711

                                                            March 31,                               December 31,
                                              ------------------------------------         -------------------------
Balance Sheet Data:                            1993           1994           1995            1995            1996
                                               ----           ----           ----            ----            ----
Cash, cash equivalents and
marketable securities ..............           $114         $4,154         $1,079            $150          $10,664
Working capital (deficit) ..........           (142)         3,574            516          (1,327)           8,299
Total assets .......................          1,118          5,050          2,141           1,211           12,575
Capital lease obligations,
less current portion ...............             13            292            107             342              176
Redeemable convertible
preferred stock ....................              -          3,941          3,949           3,956           17,204
Total stockholders' equity (deficit)            773            200         (2,552)         (7,336)          (7,240)

----------------------
(1) See Note 2 to Notes to Financial Statements for a description of the calculation of net income (loss) per share. Reflects a 1-for-1.5 reverse stock split effected on December 6, 1996.

(2) In 1995 the Company changed its fiscal year end from March 31 to December 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Since commencing operations in 1992, the Company has been engaged principally in the research and development of its product candidates as well as seeking various regulatory clearances and patent protection. The Company has had no revenues from product sales and has incurred losses since inception through December 31, 1996 aggregating approximately $8.3 million. The Company has received revenues in connection with various licensing and collaboration agreements. In August 1996, the Company entered into a strategic alliance with Mallinckrodt pursuant to which it received $6.0 million in up-front license fees. The agreement provides for an additional $2.0 million payment upon the earlier of a specified date or the achievement of an MS-325 development milestone. In March 1996, the Company entered into a strategic alliance with Daiichi. Under this agreement, the Company received $3.0 million in license fees and $5.0 million from the sale of shares of the Company's preferred stock, and is entitled to receive up to $3.3 million in future payments based upon the Company's achievement of certain product development milestones.

      The Company reported profitable operating results for the year ended December 31, 1996 due to significant license fees and milestone payments received from Mallinckrodt and Daiichi. However, the Company expects continued operating losses for the next several years as it incurs expenses to support research, development and efforts to obtain regulatory approvals.

      The Company's initial product candidate, MS-325, is currently the Company's only product candidate undergoing human clinical trials. The Company filed an IND application for MS-325 in July 1996 and initiated Phase I clinical trials in September 1996.

      In 1995, the Company changed its fiscal year end from March 31 to December
31. As a result, the fiscal year ended December 31, 1995 includes only nine months of operations as compared to 12 months in 1996. The Company anticipates fluctuation in its quarterly results of operations due to several factors, including: the timing of fees and milestone payments received from strategic partners; the formation of new strategic alliances by the Company; the timing of expenditures in connection with research and development activities; the timing of product introductions and associated launch, marketing and sales activities; and the timing and extent of product acceptance for different indications and geographical areas of the world.


Results of Operations

Comparison of Year Ended December 31, 1996 and Nine Months Ended December 31,
1995

Revenues. Revenues for the year ended December 31, 1996 were $10.0 million, as compared to $900,000 for the nine-month period ended December 31, 1995. Revenues for the year ended December 31, 1996 included $6.0 million in license fees and approximately $1.0 million of development contract revenue from Mallinckrodt. Revenues during 1996 also included $3.0 million in license fees (net of 10% foreign withholding tax) received from Daiichi for the rights to commercialize MS-325 in Japan. Revenues for the nine-month period ended December 31, 1995 consisted entirely of payments received from a pharmaceutical company as consideration for an option for certain rights to the Company's future contrast agents in

Japan. The option expired and the rights to the agent were subsequently licensed to a third party.

Research and development expenses. Research and development expenses for the year ended December 31, 1996 were $6.9 million, as compared to $4.2 million for the nine-month period ended December 31, 1995. This increase was due primarily to increased MS-325 development costs associated with the commencement of Phase I clinical trials in September 1996.

General and administrative expenses. General and administrative expenses for the year ended December 31, 1996 were $2.9 million, as compared to $1.5 million for the nine-month period ended December 31, 1995. The $1.4 million increase was largely due to increased personnel costs associated with recruitment and compensation of additional senior management (approximately $390,000) and increased expenses for strategic consulting and business development activities. Significant secondary causes of the increase include higher patent costs as well as increased agency fees and legal expenses associated principally with the formation of collaborative agreements. In addition, general and administrative expenses for 1996 included $250,000 of nonrecurring expense incurred in connection with the restructuring of a liver agent development program which was terminated by the Company in 1995. The Company had terminated the program after reassessing the anticipated future product development costs under the program measured against the size of the potential market for products. As part of a negotiated termination of the agreement covering the development program, the Company paid the contracting party $250,000 and gave a non-exclusive license to the technology developed to date under the program in exchange for royalty payments on future sales of products by the contracting party. The Company expects total general and administrative expenses to increase as the Company's product candidates advance through clinical trials and to eventual commercialization.

Interest expense and income. Interest expense for the year ended December 31, 1996 was $289,000, as compared to $151,000, for the nine-month period ended December 31, 1995. This increase was due to higher borrowings under promissory notes and bridge loans. Interest income for the year ended December 31, 1996 was $288,000, as compared to $28,000, for the nine-month period ended December 31, 1995. This increase was due to higher average cash available for investment during 1996.


Comparison of Nine Months Ended December 31, 1995 and Year Ended March 31, 1995

Revenues. Revenues for the nine-month period ended December 31, 1995 consisted of the aforementioned $900,000 received as consideration for an option for certain rights to contrast agents which has since expired. Revenue for the year ended March 31, 1995 of $411,000 consisted principally of research and license fees received from a Japanese company in connection with a liver agent development program which was terminated by the Company in 1995.

Research and development expenses. Research and development expenses were $4.2 million for the nine-month period ended December 31, 1995, as compared to $2.4 million for the year ended March 31, 1995. The increase was attributable to increased payments to third parties for research studies, hiring of additional staff and building the infrastructure required to perform research, development and regulatory activities with respect to the Company's product candidates, principally MS-325.

General and administrative expenses. General and administrative expenses were $1.5 million for the nine-month period ended December 31, 1995, as compared to $825,000 for the year ended March 31, 1995, reflecting the investment in personnel and facilities to support the Company's expanded operations. General and administrative expenses for the nine-month period ended December 31, 1995 exceeded those for the year ended March 31, 1995 largely due to increased salaries ($150,000) and higher legal costs ($117,000), due principally to the formation of various collaborations. Also contributing to the increase were increased patent costs attributable to the timing and increased scope of patent activities and nonrecurring license fee expense incurred in connection with the development of MS-325.

Interest expense and income. Interest expense for the nine-month period ended December 31, 1995 was $151,000, as compared to $79,000 for the year ended March 31, 1995, The increase was due primarily to additional interest expense related to the convertible promissory notes issued in May and November 1995. Interest income for the nine-month period ended December 31, 1995 was $28,000, as compared to $121,000 for the year ended March 31, 1995. The decrease was due to lower average cash available for investment.

Liquidity and Capital Resources

      The Company has financed its operations since inception principally through the sale of shares of its preferred stock, with proceeds therefrom totaling approximately $18.4 million (including $3.8 million from convertible debt securities that were converted to shares of the Company's preferred stock) and payments aggregating $13.6 million received from third parties, including Mallinckrodt and Daiichi, in connection with collaboration and license arrangements. In addition, the Company arranged capital lease lines under which it has borrowed $1.4 million to date to partially fund approximately $2.4 million of capital expenditures. From inception through December 31, 1996, the Company has incurred $22.2 million of operating costs, including $15.3 million related to the research and development of technology and new product candidates, including MS-325.

      During the year ended December 31, 1996, operating activities provided $1.7 million of cash, as license fees received in connection with collaboration agreements more than offset operating expenses during the period. During the same period, investing activities included $695,000 for the purchase of fixed assets, consisting principally of laboratory and office equipment. During the fourth quarter of 1996, the Company expanded its cash management program to include the purchase of $8.0 million in short-term marketable securities consisting principally of Federal Government and Agency Obligations. Financing activities during 1996 provided $9.7 million of cash primarily in the form of net proceeds from the sale of shares of the Company's preferred stock, totaling $9.3 million, and the issuance of notes payable aggregating $900,000, which were subsequently converted into shares of preferred stock of the Company.

      Operating activities during the nine-month period ended December 31, 1995 used $3.5 million in cash, primarily for continued spending on research and development of MS-325 and for general and administrative expenses. Proceeds from a sale leaseback arrangement more than offset capital expenditures during the same period; consequently, investing activities provided $137,000 of cash during the period. Other significant cash flow events during the period included $2.7 million of proceeds received from the issuance of promissory notes which were subsequently converted in 1996 into shares of preferred stock of the Company.

      The Company does not anticipate the receipt of license fees from new collaboration agreements at any time in the immediate future. Because of anticipated spending to support development of MS-325 and new research programs, the Company does not expect positive cash flow from operating activities for any future quarterly or annual period prior to commercialization of MS-325. The Company anticipates continued investments in fixed assets, including equipment and facilities expansion to support new and continuing research and development programs. The Company intends to seek additional debt financing to support any necessary facilities expansion and equipment requirements that may occur in the foreseeable future.

      Should the Company be unable to negotiate an extension of its existing lease or obtain equipment lease financing at reasonable terms, the Company would be required to find new facilities, modify its current capital plans, seek alternative sources of debt or equity financing or use existing cash to fund such expenditures.

      The Company has reported only tax losses to date and therefore has not paid federal or state income taxes since inception. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS
109). Realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain. Accordingly, the benefit of deferred tax assets has been fully reserved as of December 31, 1996 and 1995. At December 31, 1996, the Company had net operating loss carryforwards of approximately $7.3 million available to offset future taxable income. These amounts expire at various times through 2010. As a result of ownership changes resulting from recent sales of equity securities, the Company's ability to use the loss carryforwards is subject to limitations as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company currently estimates that the annual limitation on its use of net operating losses through May 31, 1996 will be approximately $900,000. Pursuant to Section 382 of the Code, the change in ownership resulting from the Company's initial public offering and any other future sale of stock may limit utilization of future losses in any one year. The Company is also eligible for research and development tax credits approximating $400,000 at December 31, 1996, which can be carried forward to offset federal taxable income. The annual limitation and the timing of attaining profitability may result in the expiration of net operating loss and tax credit carryforwards before utilization.

      The Company's principal source of liquidity consists of cash, cash equivalents and marketable securities totaling $10.7 million at December 31, 1996. The Company is eligible to receive an additional $2.0 million of revenues from Mallinckrodt and $3.3 million from Daiichi upon the attainment of certain product development milestones. The Company's agreement with Mallinckrodt requires Mallinckrodt to fund a portion of the future development costs of MS-325 up to a specified maximum amount. The Company expects that its cash needs will increase significantly in future periods due to pending and planned clinical trials and other increased operating expenses. The Company estimates that the cash and cash equivalents available at December 31, 1996 will be sufficient to meet the Company's capital requirements through June 1998. The Company's future capital requirements will, however, depend on many factors, including the progress of the Company's research and development programs and clinical trials, the time and costs required to gain regulatory approvals, the ability of the Company to obtain and retain continued funding from third parties under collaborative agreements, the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks, the status of competing products and the market acceptance of the Company's products, if and when approved. The Company may be required to raise substantial additional funds to complete development of any product candidate, whether or not it receives milestone payments under its collaborations with Mallinckrodt and Daiichi, or to commercialize any products if and when approved by the FDA. The Company may be required to obtain such additional funds through future public or private sales of equity securities, equipment lease financings or through strategic alliances. There can be no assurance that additional financing will be available on acceptable terms, if at all.

      The Company does not believe that inflation has had a material impact on its operations.

      The discussion included in this section as well as elsewhere in the Annual report on Form 10-K may contain forward-looking statements based on current expectation of the Company's management. Such statements are subject to risks and uncertainties which could cause actual results to differ from those projected. See Factors Regarding Forward Looking Statements" attached hereto as
Exhibit 99.1 and incorporated by reference into this Form 10-K. Readers are cautioned not to place undue reliance on the forward looking statements which speak only as the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial Statements and supplementary data appear at pages F-1 through F-23 of this report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      Not applicable.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors. The information required under this item is incorporated herein by reference to the section entitled "Election of Officers" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 20, 1997 (the "1997 Proxy Statement") to be filed with the Commission not later than April 30, 1997.

(b) Executive Officers. See Item 4A of Part I above.


ITEM 11.  EXECUTIVE COMPENSATION

      The information required under this item is incorporated herein by reference to the section entitled "Executive Compensation" in the 1997 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required under this item is incorporated herein by reference to the section entitled "Share Ownership" in the 1997 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required under this item is incorporated herein by reference to the section entitled "Certain Transactions" in the 1997 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a. Documents filed as part of this Report:

   1. Financial Statements:

      Index to Financial Statements                         F-1
      Report of Independent Auditors                        F-2
      Financial Statements
      Balance Sheets                                        F-3
      Statements of Operations                              F-5
      Statements of Redeemable Convertible
       Preferred Stock and Stockholders' Equity (Deficit)   F-6
      Statements of Cash Flows                              F-8
      Notes to Financial Statements                         F-10

   2. Financial Statement Schedules

   All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   3. Exhibits

   3.1      Restated Certificate of Incorporation of the Company. Filed as
            Exhibit 3.3 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
   3.2      Amended and Restated By-Laws of the Company. Filed as
            Exhibit 3.5 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
   4.1 Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
   10.1+ Agency Agreement between the Company and Sumitomo Corporation dated March 13, 1992. Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
   10.2+ Amendment to the Agency Agreement between the Company and Sumitomo Corporation dated June 26, 1992. Filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
   10.3 Short Form Lease from Trustees of the Cambridge East Trust to the Company dated July 1, 1992. Filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.4 Form of Warrant to Purchase Shares of Series A Convertible Preferred Stock dated December 21, 1992. Filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.5 Dominion Ventures Master Lease Agreement No. 8050 dated December 21, 1992. Filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.6 First Amendment to Master Lease Agreement No. 8050 dated May 14, 1993. Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.7 Second Amendment to Master Lease Agreement No. 8050 dated August 5, 1993. Filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.8 First Amendment Lease From Trustees of the Cambridge Trust to the Company dated October 20, 1993. Filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.9 Warrant to Purchase Shares of Series B Convertible Preferred Stock dated June 6, 1994. Filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.10 Second Amendment to Master Lease Agreement No. 8050 dated June 6, 1994. Filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.11+ Amendment Agreement to the Agency Agreement between the Company and Sumitomo Corporation dated September 15, 1994. Filed as Exhibit
            10.11 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.12 Second Amendment Lease From Trustees of the Cambridge East Trust to the Company dated September 17, 1994. Filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.13 Convertible Promissory Note Purchase Agreement by and among the Company and certain purchasers named therein dated May 26, 1995. Filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.14+ Amended and Restated License Agreement between the Company and The General Hospital Corporation dated July 10, 1995. Filed as Exhibit
            10.14 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.15 Warrant to Purchase Shares of Series C Convertible Preferred Stock dated August 2, 1995. Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.16 Third Amendment to the Master Lease Agreement No. 8050 dated August 2, 1995. Filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.17 Amendment No. 1 to Convertible Promissory Note Purchase Agreement by and among the Company and certain purchasers named therein dated January 19, 1996. Filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.18+ Extension Agreement to Agency Agreement between the Company and Sumitomo Corporation dated March 5, 1996. Filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.19+ Development and License Agreement dated March 29, 1996 by and among the Company and Daiichi Radioisotope Laboratories, Ltd. Filed as
            Exhibit 10.19 to the

            Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.20 Third Amendment Lease From Trustees of the Cambridge East Trust to the Company dated May 1, 1996. Filed as Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.21 Series D Convertible Preferred Stock Purchase Agreement by and among the Company and certain purchasers named therein dated May 29, 1996. Filed as Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.22 Third Amended and Restated Stockholders' Rights Agreement by and among the Company and certain of its stockholders named therein dated May 29, 1996. Filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.23 Form of Warrant to Purchase Shares of Series D Preferred Stock dated May 29, 1996. Filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.24 Amendment No. 1 to Third Amended and Restated Stockholders' Rights Agreement dated May 31, 1996. Filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.25 Series E Convertible Preferred Stock Purchase Agreement dated May 31, 1996 between the Company and Daiichi Radioisotope Laboratories, Ltd. Filed as Exhibit 10.25 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.26+ Strategic Collaboration Agreement between the Company and Mallinckrodt Medical, Inc. and Mallinckrodt Group Inc. dated August 30, 1996. Filed as Exhibit 10.26 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.27 Amendment No. 2 to Third Amended and Restated Stockholders' Rights Agreement dated December 6, 1996. Filed as Exhibit 10.27 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.28#   Amended and Restated 1992 Equity Incentive Plan. Filed as Exhibit
            10.28 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.29# Form of Incentive Stock Option Certificate. Filed as Exhibit 10.29 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.30    Form of Nonstatutory Stock Option Certificate. Filed as Exhibit
            10.30 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.31# 1996 Director Stock Option Plan. Filed as Exhibit 10.31 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.32# 1996 Employee Stock Purchase Plan. Filed as Exhibit 10.32 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.33 Form of Consulting and Confidentiality Agreement between the Company and certain consultants of the Company. Filed as Exhibit 10.33 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.34 Form of Invention and Non-Disclosure Agreement between the Company and certain employees of the Company. Filed as Exhibit 10.34 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.35 Form of Non-Competition and Non-Solicitation Agreement between the Company and certain employees of the Company. Filed as Exhibit 10.35 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.36 Form of Common Stock Purchase Agreement. Filed as Exhibit 10.36 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   10.37 Form of Stock Purchase and Right of First Refusal Agreement. Filed as Exhibit 10.37 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

   11.1     Statement re: computation of per share earnings. Filed herewith.

   24.1     Power of Attorney. Contained on signature page hereto.

   27.1     Financial Data Schedule. Filed herewith.

   99.1 Important Factors Regarding Forward-Looking Statements. Filed herewith.

-------------
+ Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

# Identifies a management contract or compensatory plan or agreement in which an executive officer or director of the Company participates.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)


                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
Report of Independent Auditors                                          F-2
Financial Statements
Balance Sheets                                                          F-3
Statements of Operations                                                F-5
Statements of Redeemable Convertible Preferred
Stock and Stockholders' Equity (Deficit)                                F-6
Statements of Cash Flows                                                F-8
Notes to Financial Statements                                           F-10

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
EPIX Medical, Inc.

We have audited the accompanying balance sheets of EPIX Medical, Inc. (a company in the development stage) as of December 31, 1996 and 1995, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for the year ended December 31, 1996, the nine months ended December 31, 1995, the year ended March 31, 1995, and the period from inception (November 29, 1988) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EPIX Medical, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996, the nine months ended December 31, 1995, the year ended March 31, 1995, and the period from inception (November 29, 1988) to December 31, 1996, in conformity with generally accepted accounting principles.

                                                         Ernst & Young LLP


Boston, Massachusetts
January 11, 1997
except for Note 15, which
the date is February 13, 1997

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS

                                                                          December 31
                                                                 1996                    1995
                                                             -----------            ----------

Assets:
Current assets:
   Cash and cash equivalents                                 $ 2,667,892            $  149,686
   Marketable securities                                       7,996,186
   Prepaid expenses                                               57,135                58,940
   Other current assets                                           12,221                13,178
                                                             -----------            ----------
        Total current assets                                  10,733,434               221,804

Property and equipment, net                                      994,179               856,912

Notes receivable from officer                                    295,344                51,878

Other assets                                                     551,610                80,171
                                                             ===========            ==========
        Total assets                                         $12,574,567            $1,210,765
                                                             ===========            ==========

Liabilities and Stockholders' Deficit
Current liabilities:
   Current portion of capital lease obligations              $   208,571            $  304,416
   Accounts payable and accrued expenses                       2,225,713             1,244,201
                                                             -----------            ----------
        Total current liabilities                              2,434,284             1,548,617

Capital lease obligations, less current portion                  176,269               342,256
Promissory notes                                                                     2,700,000

Redeemable convertible preferred stock:
   Series B, $.01 par value, 2,655,138 shares
     authorized; 2,643,736 shares issued and
     outstanding at December 31, 1996
     and December 31, 1995 ($6,416,368
     liquidation value at December 31, 1996)                   3,963,682             3,955,505
   Series C, $.01 par value, 1,445,536 shares
     authorized; 1,432,318 shares issued and
     outstanding at December 31, 1996 ($3,565,063
     liquidation value at December 31, 1996)                   3,251,444
   Series D, $.01 par value, 1,740,002 shares
     authorized; 1,700,002 shares issued and
     outstanding at December 31, 1996 ($5,641,777
     liquidation value at December 31, 1996)                   5,072,575
   Series E, $.01 par value, 868,329 shares
     authorized; 868,329 shares issued and
     outstanding at December 31, 1996 ($4,916,106
     liquidation value at December 31, 1996)                   4,916,106

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS


                                                                            December 31
                                                                   1996                     1995
                                                               -----------              -----------
Stockholders' deficit:
   Series A convertible preferred stock,
     $.01 par value, 104,388 shares authorized;
     93,691 shares issued and outstanding at
     December 31, 1996 and December 31, 1995                   $ 1,037,664              $ 1,037,664
   Common stock, $.01 par value, 15,000,000
     shares authorized; 1,563,808 and 1,564,451 shares
     issued and outstanding at December 31, 1996
     and December 31, 1995, respectively                            15,644                   15,638
  Additional paid-in capital                                       112,960                  198,418
  Accretion of redeemable convertible
     preferred stock to redemption value                          (101,059)                 (14,269)
   Deficit accumulated during the development stage             (8,305,002)              (8,573,064)
                                                               -----------              -----------
Total stockholders' deficit                                     (7,239,793)              (7,335,613)
                                                               -----------              -----------

Total liabilities and stockholders' deficit                    $12,574,567              $ 1,210,765
                                                               ===========              ===========


See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS


                                                                                                                   Period from
                                                                                                                    Inception
                                                                     Nine months                                  (November 29,
                                             Year ended                 ended                Year ended              1988) to
                                            December 31,             December 31,             March 31,             December 31,
                                                 1996                    1995                    1995                   1996
                                            ------------             -----------             -----------            -----------
Revenues                                     $10,009,739              $   900,000             $   411,509            $14,021,248

Research and development                       6,878,666                4,164,940               2,407,113             15,301,923
General and administrative                     2,861,906                1,504,811                 824,769              6,930,009
                                            ------------              -----------             -----------            -----------
Total operating expenses                       9,740,572                5,669,751               3,231,882             22,231,932
                                            ------------              -----------             -----------            -----------
Operating income (loss)                          269,167               (4,769,751)             (2,820,373)            (8,210,684)

Interest expense                                (288,776)                (151,057)                (78,672)              (585,481)
Interest income                                  287,671                   27,880                 120,845                506,630
                                            ------------              -----------             -----------            -----------
Net income (loss)                           $    268,062              $(4,892,928)            $(2,778,200)           $(8,289,535)
                                            ============              ===========             ===========            ===========

Earnings per share:
Pro-forma net income
  (loss)  per share                                $0.03                   $(0.70)
                                            ============              ===========
Weighted-average common
  stock and stock equivalents                  7,711,000                6,973,000
                                            ============              ===========

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)


  STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                                    (DEFICIT)


                                   Redeemable Convertible
                                      Preferred Stock         Convertible Preferred          Common Stock
                                     Shares      Amount        Shares       Amount       Shares       Amount
                                  ------------------------------------------------------------------------------
Issuance of common stock in May                                                           333,330       $3,333
   1989
Issuance of Series A preferred
   stock in March 1992 (net of
   legal costs of $12,336)                                       93,691   $1,037,664
Cumulative net loss for the
   period November 29, 1988
   (date of inception) through
   March 31, 1992
                                  ------------------------------------------------------------------------------
Balance at March 31, 1992                                        93,691    1,037,664      333,330        3,333
Issuance of common stock in
   April 1992 as payment for                                                                5,186           52
   consulting services received
Net loss
                                  ------------------------------------------------------------------------------
Balance at March 31, 1993                                        93,691    1,037,664      338,516        3,385
Issuance of common stock in
   February 1994  as payment
   for consulting services                                                                  5,186           52
   received
Three-for-one stock dividend
   declared and paid in March                                                           1,031,118       10,311
   1994
Issuance of Series B preferred
   stock in March 1994, net of
   issuance costs of $58,764       2,643,736   $3,941,236
Issuance of warrants in
   conjunction with financing
Net loss
                                  ------------------------------------------------------------------------------
Balance at March 31, 1994          2,643,736    3,941,236        93,691    1,037,664    1,374,820       13,748
Issuance of common stock upon
   exercise of options                                                                     66,866          669
Issuance of warrants in
   conjunction
   with financing
Accretion of redeemable
   convertible
   preferred stock to                               8,147
   redemption value
Net loss
                                  ------------------------------------------------------------------------------
Balance at March 31, 1995          2,643,736    3,949,383        93,691    1,037,664    1,441,686       14,417





                                                       Accretion of
                                                         Dividends         Deficit
                                                       Dividends on      Accumulated
                                                        Redeemable       Development          Total
                                        Additional      Convertible         in the         Stockholders'
                                         Paid in         Preferred       Development          Equity
                                         Capital           Stock            Stage           (Deficit)
                                       ----------------------------------------------------------------
Issuance of common stock in May 1989       $1,667                                              $5,000
Issuance of Series A preferred
   stock in March 1992 (net of
   legal costs of $12,336)                                                                  1,037,664
Cumulative net loss for the
   period November 29, 1988
   (date of inception) through                                             $(27,911)         (27,911)
   March 31, 1992                      ----------------------------------------------------------------
Balance at March 31, 1992                   1,667                           (27,911)        1,014,753
Issuance of common stock in
   April 1992 as payment for                   26                                                  78
   consulting services received
Net loss                                                                   (242,078)        (242,078)
                                       ----------------------------------------------------------------
Balance at March 31, 1993                   1,693                          (269,989)          772,753
Issuance of common stock in
   February 1994  as payment
   for consulting services                     26                                                  78
   received
Three-for-one stock dividend
   declared and paid in March               5,156                           (15,467)
   1994
Issuance of Series B preferred
   stock in March 1994, net of
   issuance costs of $58,764
Issuance of warrants in
   conjunction with financing              43,391                                              43,391
Net loss                                                                   (616,480)        (616,480)
                                       ----------------------------------------------------------------
Balance at March 31, 1994                  50,266                          (901,936)          199,742
Issuance of common stock upon
   exercise of options                     27,415                                              28,084
Issuance of warrants in
   conjunction
   with financing                           6,925                                               6,925
Accretion of redeemable
   convertible
   preferred stock to                                      (8,147)                            (8,147)
   redemption value
Net loss                                                                 (2,778,200)       (2,778,200)
                                       ----------------------------------------------------------------
Balance at March 31, 1995                  84,606          (8,147)       (3,680,136)       (2,551,596)

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

  STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                                   (DEFICIT)




                                   Redeemable Convertible
                                      Preferred Stock         Convertible Preferred          Common Stock
                                                                      Stock
                                      Shares      Amount        Shares       Amount       Shares       Amount
                                  ------------------------------------------------------------------------------
Issuance of common stock upon
   exercise of options                                                                     38,399          384
Issuance of common stock in
   July 1995 under license                                                                 83,723          837
   agreement
Accretion of redeemable
   convertible preferred stock                      6,122
   to redemption value
Issuance of warrants in
   conjunction with financing
Net loss
                                  ------------------------------------------------------------------------------
Balance at December 31, 1995       2,643,736    3,955,505        93,691    1,037,664    1,563,808       15,638
Issuance of common stock upon
   exercise of options                                                                     67,309          673
Issuance of Series C preferred
   stock upon conversion of
   convertible notes and
   interest thereon in May         1,432,318    3,210,177
   1996, net of issuance costs
   of $12,560
Issuance of warrants in
   conjunction with financing
Issuance of Series D preferred
   stock for cash in May 1996,
   net of issuance costs of        1,500,002    4,468,963
   $31,043
Issuance of Series D preferred
   stock upon conversion of          200,000      600,000
   Bridge Notes in May 1996
Issuance of Series E preferred
   stock in May and August
   1996, net of issuance costs       868,329    4,882,372
   of $117,628
Issuance of compensatory stock
   option grants
Repurchase of common stock from
   officer in May 1996                                                                   (66,666)        (667)
Accretion of redeemable
   convertible preferred stock                     86,790
   to redemption value
Net income
                                  ------------------------------------------------------------------------------
Balance at December 31, 1996       6,644,385   $17,203,807       93,691   $1,037,664    1,564,451      $15,644
                                  ==============================================================================



                                                       Accretion of
                                                         Dividends         Deficit
                                                       Dividends on      Accumulated
                                                        Redeemable       Development          Total
                                        Additional      Convertible         in the         Stockholders'
                                         Paid in         Preferred       Development          Equity
                                         Capital           Stock            Stage           (Deficit)
                                       ----------------------------------------------------------------
Issuance of common stock upon
   exercise of options                      16,874                                            17,258
Issuance of common stock in
   July 1995 under license                  68,235                                            69,072
   agreement
Accretion of redeemable
   convertible preferred stock                              (6,122)                          (6,122)
   to redemption value
Issuance of warrants in
   conjunction with financing               28,703                                            28,703
Net loss                                                                  (4,892,928)     (4,892,928)
                                       ----------------------------------------------------------------
Balance at December 31, 1995               198,418         (14,269)       (8,573,064)     (7,335,613)
Issuance of common stock upon
   exercise of options                      38,313                                            38,986
Issuance of Series C preferred
   stock upon conversion of
   convertible notes and
   interest thereon in May
   1996, net of issuance costs
   of $12,560
Issuance of warrants in
   conjunction with financing               78,236                                            78,236
Issuance of Series D preferred
   stock for cash in May 1996,
   net of issuance costs of
   $31,043
Issuance of Series D preferred
   stock upon conversion of
   Bridge Notes in May 1996
Issuance of Series E preferred
   stock in May and August
   1996, net of issuance costs
   of $117,628
Issuance of compensatory stock
   option grants                            67,326                                            67,326
Repurchase of common stock from
   officer in May 1996                    (269,333)                                         (270,000)
Accretion of redeemable
   convertible preferred stock                             (86,790)                          (86,790)
   to redemption value
Net income                                                                    268,062        268,062
                                       ----------------------------------------------------------------
Balance at December 31, 1996              $112,960       $(101,059)       $(8,305,002)    $(7,239,793)
                                       ================================================================



See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                              Period from
                                                                                                               inception
                                                                   Nine months                               (November 28,
                                               Year ended             ended             Year ended              1988) to
                                              December 31,         December 31           March 31,           December 31,
                                                  1996                1995                 1995                   1996
                                           -----------------    ------------------   ------------------    -----------------
Operating activities
Net income (loss)                             $    268,062          $(4,892,928)         $(2,778,200)          $(8,289,535)
Adjustments to reconcile net income
   (loss) to cash provided (used) by
   operating actives:
     Depreciation and amortization                 549,241              396,673              285,515             1,652,644
     Expenses paid with equity
       instruments                                 136,526               67,816                                    204,342
   Change in operating assets and
     liabilities:
       Prepaid expenses and other
         current assets                             14,517               16,411               (2,769)             (139,649)
       Accounts payable and accrued
         expenses                                  707,588              872,018              (36,009)            1,951,789
                                           -----------------    ------------------   ------------------    -----------------
Net cash provided (used) by operating
   activities                                    1,675,934           (3,540,010)          (2,531,463)           (4,620,409)

Investing activities
Purchase of fixed assets                          (694,893)            (324,429)            (367,830)           (2,383,052)
Proceeds from lease financing of
   fixed assets                                     17,173              511,145               41,468             1,122,853
Purchase of  marketable securities              (7,996,186)                                                    (10,352,696)
Proceeds from sale of marketable
    securities                                                                             2,356,510             2,356,510
Issuance of notes receivable from
   officer                                        (230,000)             (50,000)                                  (280,000)
                                           -----------------    ------------------   ------------------    -----------------
Net cash provided (used) by investing
   activities                                   (8,903,906)             136,716            2,030,148            (9,536,385)
                                           -----------------    ------------------   ------------------    -----------------

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                      STATEMENTS OF CASH FLOWS--(Continued)


                                                                                                              Period from
                                                                                                               inception
                                                                    Nine months                              (November 28,
                                               Year ended              ended            Year ended              1988) to
                                              December 31,         December 31,          March 31,            December 31,
                                                  1996                 1995                1995                    1996
                                           -----------------    ------------------   ------------------    -----------------
Financing activities
Repayment of capital lease obligations        $   (274,143)        $   (245,489)        $   (245,399)         $   (926,733)
Proceeds from issuance of promissory
   notes                                           300,000            2,700,000                                  3,000,000
Proceeds from issuance of bridge notes             600,000                                                         600,000
Proceeds from sale of Series B
   redeemable convertible preferred stock                                                                        3,941,236
Proceeds from sale of Series D
   redeemable convertible preferred stock        4,468,963                                                       4,468,963
Proceeds from sale of Series E
   redeemable convertible preferred stock        4,882,372                                                       4,882,372
Proceeds from sale of Series A
   convertible preferred stock                                                                                   1,037,664
Repurchase of stock from officer                  (270,000)                                                       (270,000)
Sale of common stock                                38,986               18,514               28,084                90,584
Proceeds from issuance of warrants                                          600                                        600
                                           -----------------    ------------------   ------------------    -----------------
Net cash provided (used) by financing
   activities                                    9,746,178            2,473,625             (217,315)           16,824,686
                                           -----------------    ------------------   ------------------    -----------------
Increase (decrease) in cash and cash
   equivalents                                   2,518,206             (929,669)            (718,630)            2,667,892
Cash and cash equivalents at beginning
   of period                                       149,686            1,079,355            1,797,985
                                           -----------------    ------------------   ------------------    -----------------
Cash and cash equivalents at end of
   period                                       $2,667,892             $149,686           $1,079,355            $2,667,892
                                           =================    ==================   ==================    =================

Supplemental cash flow information
Cash paid for interest                             $96,455              $51,441              $78,672              $293,544
                                           =================    ==================   ==================    =================

See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

EPIX Medical, Inc. ("EPIX" or the "Company") was formed on November 29, 1988 as a Delaware corporation and commenced operations in 1992. The Company is developing targeted contrast agents both to improve the capability and expand the use of magnetic resonance imaging ("MRI") as a tool for diagnosing a variety of diseases. The Company's principal product under development, MS-325, is an injectable contrast agent designed for multiple vascular imaging indications.

The Company is a development-stage enterprise, as defined in Statement of Financial Accounting Standards No. 7, and has, since inception, been engaged in the research and development of its product candidates as well as seeking regulatory clearances and patent protection and raising capital to fund operations.

As more fully described in Note 15, the Company completed an initial public offering of 2,300,000 shares of its Common Stock at a price of $7.00 per share. The net proceeds, after underwriter discounts and offering expenses, aggregated approximately $14.3 million which the Company expects to use for research and development and funding of clinical trials in support of regulatory approvals and for general corporate purposes.

Change of Year End

Subsequent to March 31, 1995, the Company elected to change its fiscal year end from March 31 to December 31.


Reverse Stock Split

A reverse stock split was approved by the Board of Directors and Stockholders of the Company in December 1996, whereby one share of Common Stock is outstanding after the split for each 1.5 shares of Common Stock outstanding prior to the split. All share and per share amounts related to Common Stock presented in the accompanying financial statements have been restated to reflect the reverse stock split.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Significant Revenues

For the year ended December 31, 1996, one source represented 70% of revenues and another source represented 30% of revenues. All of the revenues received during the nine-month period ended December 31, 1995 were derived from a single source. For the year ended March 31, 1995, one source represented 61% and another source represented 39% of the total revenues.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


2. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market accounts and short-term investments.


Property and Equipment

Property and Equipment are recorded at historical cost. Depreciation on laboratory equipment and furniture, fixtures and other equipment is determined using the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the asset life or the remaining life of the lease. Expenditures for maintenance and repairs are charged to expense; betterments are capitalized.


Capital Lease Obligations

Assets and liabilities relating to capital leases are recorded at the present value of the future minimum rental payments using interest rates appropriate at the inception of the lease.


Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes based on when and how they are expected to affect the tax return. A valuation allowance is provided to the extent that there is uncertainty as to the Company's ability to generate taxable income in the future to realize the benefit from its net deferred tax asset.


Fair Value of Financial Instruments

In 1995, the Company adopted SFAS No. 107, "Disclosure About the Fair Value of Financial Instruments," which requires the disclosure of the fair value of financial instruments. At December 31, 1996 and 1995, the Company's financial instruments consist of cash, cash equivalents, marketable securities, notes receivable from a related party, accounts payable and accrued expenses, capital lease obligations, promissory notes payable and mandatorily redeemable preferred stock. Fair value of issued equity instruments is based upon negotiated prices and includes cash and the fair value of other consideration received. The fair value of available-for-sale securities at December 31, 1996 approximates cost.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mandatorily Redeemable Preferred Stock

Mandatorily redeemable preferred stock is recorded upon issuance at fair value, net of issuance costs, and periodically accreted to redemption value using the interest method.


Revenue Recognition

Revenues from non-refundable license fees are recognized upon execution of the underlying license agreement. Option, license and milestone payments under collaborative agreements are recorded as earned based upon the provisions of each agreement. Payments received for which revenue has not been earned are recorded as deferred revenue.


Technology, Licenses and Patents

Costs associated with technology, licenses and patents are expensed as incurred.


Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." ("SFAS 123"). The Company will provide the required discosures as put forth in SFAS 123. Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required.


Pro-forma Net Income (Loss) Per Share

Pro-forma net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock and common stock equivalents, assuming conversion of all convertible preferred stock into common stock (as of their original date of issuance). Common stock equivalents are excluded from the pro-forma net income (loss) per share computation when their effect is anti-dilutive; however, pursuant to the requirements of the Securities and Exchange Commission, common stock equivalent shares relating to stock options and warrants (using the treasury stock method and an assumed initial public offering price) and convertible preferred stock issued during the twelve-month period prior to the initial public offering are included for all periods presented, whether or not they are anti-dilutive. Earnings per share have not been presented for all historical periods because such amounts are not considered meaningful due to the significant change in the Company's capital structure that would occur in connection with the Company's proposed initial public offering.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncement

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes criteria for the recognition and measurement of impairment loss associated with long-lived assets. The Company has adopted this standard in 1996, and its adoption did not have a material impact on the Company's financial position or results of operations.


3.  MARKETABLE SECURITIES

Marketable Securities consist of the following:

                                                            December 31
                                                               1996
                                                            -----------
Available-for-sale securities:
   Federal agency obligations                               $ 7,496,886
   Bank Obligations                                             499,300
                                                            -----------
                                                            $ 7,996,186
                                                            ===========

The fair value of available-for-sale securities at December 31, 1996 approximates cost. The above marketable securities all mature within one year or less.


4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                          December 31
                                                     1996            1995
                                                  -----------     -----------

Laboratory equipment                               $1,520,170      $1,163,370
Leasehold improvements                                516,160         462,099
Furniture, fixtures and other equipment               470,169         215,869
                                                  -----------     -----------
                                                    2,506,499       1,841,338
Less accumulated depreciation and amortization      1,512,320         984,426
                                                  -----------     -----------
                                                  $   994,179     $   856,912
                                                  ===========     ===========

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


5. LEASES

The Company has entered into a number of capital leases for equipment, including sale and leaseback transactions involving certain equipment. Assets under capital leases, the majority of which are laboratory equipment, totaled $1,382,350 and $1,320,994 at December 31, 1996 and 1995, respectively.
Accumulated amortization relating to assets under capital leases was $993,437 and $661,257 at December 31, 1996 and 1995, respectively. In December 1996 the Company arranged a new lease facility which provides for additional lease financing up to an aggregate of $1 million.

Additionally, the Company leases office space under operating lease arrangements. The initial term of the lease expires in December 1997 and is renewable with 12 months notice for an additional five year term.

Future minimum commitments under leases with non-cancelable terms of one or more years are as follows at December 31, 1996:

                                        Capital             Operating
                                         Leases              Leases
                                        ---------           ---------

1997                                     $252,161             $197,556
1998                                      186,555
1999                                       10,761
                                         --------             --------
Total minimum lease payments              449,477             $197,556
                                                              ========
Less amounts representing interest         64,637
                                         --------
Present value minimum lease payments      384,840
Less amounts due within one year          208,571
                                         --------
                                         $176,269
                                         ========

Rent expense amounted to approximately $174,666, $86,100 and $94,600 for the twelve months ended December 31, 1996, the nine months ended December 31, 1995 and the twelve months ended March 31, 1995, respectively, and approximately $487,000 for the period from inception (November 29, 1988) to December 31, 1996.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                      December 31
                                                  1996         1995
                                               ----------    ----------

Accounts payable                               $  428,746    $  615,174
Accrued development expenses                      963,447       435,562
Accrued interest expense                                         99,616
Accrued legal expense                             176,209
Accrued public offering costs                     294,893
Accrued license restructuring cost                250,000
Other accrued expenses                            112,418        93,849
                                               ----------    ----------
Total accounts payable and accrued expenses    $2,225,713    $1,244,201
                                               ==========    ==========

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


7. PROMISSORY NOTES

During 1995, the Company issued 10% Promissory Notes ("Promissory Notes") in an aggregate amount of $2,700,000 which became due upon demand on or after February 15, 1996.

In January 1996, the Company issued convertible promissory notes for an aggregate amount of $3,015,862 ("Convertible Notes") in exchange for $300,000 of cash and cancellation of the Promissory Notes and accrued interest thereon. The Convertible Notes were issued at an annual interest rate of 10% and became due upon demand on or after February 15, 1996.

In February 1996, the Company issued additional convertible promissory notes for an aggregate amount of $600,000 ("Bridge Notes") which became due upon demand, with interest at a rate of 10% per year.

In May 1996 the Promissory Notes and Bridge Notes were converted to Redeemable Convertible Preferred Stock (see Note 8). Because it was contemplated that the Convertible Notes for which the Promissory Notes were subsequently exchanged would be converted during 1996, the Promissory Notes were classified as long-term at December 31, 1995.


8. CAPITAL STOCK

In addition to the sale of its Common Stock, the Company has authorized and issued one series of convertible preferred stock ("Series A Preferred Stock") and four series of redeemable, convertible preferred stock ("Series B , Series C, Series D and Series E Preferred Stock").

In May 1996, the Convertible Notes (see Note 7) and accrued interest thereon were converted at a conversion price of $2.25 into 1,432,318 shares of the Company's Series C Preferred Stock.

In May 1996, the Company issued 1,700,002 shares of Series D Preferred Stock, priced at $3.00 per share, in exchange for cash and cancellation of the Bridge Notes (see Note 7) and accrued interest thereon.

The sale of the Series E Preferred Stock, was completed in two separate closings, one in May 1996 and the other in August 1996, for a total of 868,329 shares at a price of $5.76 per share.

Conversion Rights of Preferred Stockholders

The following table shows the number of shares of Common Stock into which outstanding shares of each Series of Preferred Stock are convertible at December 31, 1996:

                    Series A                        320,723
                    Series B                      1,762,484
                    Series C                        954,872
                    Series D                      1,133,325
                    Series E                        578,885
                                                  ---------
                      Total                       4,750,289
                                                  =========

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

8.  CAPITAL STOCK (Continued)

The number of shares of Common Stock into which shares of Preferred Stock are convertible is subject to adjustment upon the occurrence of certain events principally related to changes in the capital structure, such as stock splits, stock dividends, business combination or other recapitalization or reorganization affecting such shares. All shares of Preferred Stock automatically convert to Common Stock upon an initial public offering meeting certain criteria related to size and share price.

Redemption Rights

Under the Company's Restated Certificate of Incorporation adopted in May 1996, at any time on or after May 29, 2001, holders of two thirds of the then outstanding shares of the Series B, Series C, Series D and Series E Preferred Stock may require the Company to redeem such series of preferred stock at specified redemption prices (equal, as of December 31, 1996, to the original purchase price of each such series) plus any undeclared but unpaid dividends thereon. The consent of the holders of a majority of the outstanding shares of Series D Preferred Stock is required to effect a redemption of any securities prior to the redemption of Series D Preferred Stock. The holders of Series C and Series E Preferred Stock are entitled to a $.05 per share annual dividend if, when and as declared by the Board of Directors which must be paid prior to payment of any other dividends.

Voting Rights and Election of Directors

Each holder of Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which the Preferred Stock is convertible. The Series A Preferred Stockholders with the Common Stockholders, voting as a single class, have the right to elect two directors of the Company. The holders of Series B and Series C Preferred Stock, voting as a single class, are also entitled to elect two directors. All other directors are elected by the Preferred Stockholders and Common Stockholders voting together as a single class.

Liquidation Preferences

In the event of a liquidation, dissolution or winding up of the Company the holders of Preferred Stock are entitled to receive a specified per share amount (in each case subject to adjustment, in the event of any stock dividends, stock split, combination or other similar recapitalization affecting such shares) plus any other declared but unpaid dividends thereon. In addition, holders of Series B, Series C, Series D and Series E Preferred Stock are entitled to receive a preferential, cumulative cash dividend of 18% per annum, compounded annually from the date of issuance. In the event of liquidation, the holders of Series D Preferred Stock rank senior to all other Series of Preferred Stock. The following table shows, by Series, the specified per share amount and accrued dividends payable to Preferred Stockholders upon liquidation as of December 31, 1996:

                                   Per share                 Total
                                  Liquidation             Accumulated
                                    Price                  Dividends

             Series A               $11.21
             Series B                $1.51                 $22,446
             Series C                $2.25                 $41,267
             Series D                $3.00                  $3,612
             Series E                $5.76                 $33,734

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

8.  CAPITAL STOCK (Continued)

On December 10, 1996, the Company filed a registration statement with the Securities and Exchange Commission in order to permit the Company to sell shares of its Common Stock to the public. Upon consummation of the offering, all of the Preferred Stock issued and outstanding will automatically convert into 4,750,289 shares of Common Stock. Immediately following such conversion, all currently outstanding shares of Preferred Stock will be canceled, retired and eliminated from the Company's authorized shares of capital stock and the number of authorized shares of Preferred Stock will be decreased to 1,000,000 shares.


9. WARRANTS

In connection with a master lease line (see Note 5), the Company has issued warrants to purchase shares of Series A, Series B and Series C Preferred Stock. In connection with the issuance of Bridge Notes and the sale of Series D preferred stock, the Company issued warrants to purchase shares of Series D Preferred Stock (see Note 6). Information on warrants issued through and outstanding as of December 31, 1996 is as follows:

                   Exercisable
                    Warrants                    Exercised Warrants
                 ----------------     ---------------------------------------

                    Shares of
                    Preferred          Shares of Common     Warrant Exercise
  Description    Stock Reserved         Stock Reserved           Price
-----------------------------------------------------------------------------
   Series A           10,697                   36,618            $11.21
   Series B           11,402                    7,601            $ 1.51
   Series C           13,218                    8,812            $ 4.54
   Series D           40,000                   26,665            $ 3.00

Warrants for the purchase of 9,365 and 1,332 shares of the Company's Series A Preferred Stock expire the earlier of five years from the date of an initial public offering or on December 21, 2002 and August 5, 2002, respectively. Warrants to purchase 11,402 shares of the Company's Series B Preferred Stock and 13,218 shares of the Company's Series C Preferred Stock expire on the earlier of five years from the date of an initial public offering or June 6, 2004 and August 2, 2005, respectively.

The value ascribed to the warrants aggregating $79,019 has been accounted for as additional paid in capital.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


10.  EQUITY PLANS

Equity Incentive Plan

On July 1, 1992, the Company adopted the 1992 Equity Incentive Plan, which provides stock awards to purchase shares of Common Stock to be granted to employees and consultants under incentive and non-statutory stock option agreements. In December 1996, the Company amended the 1992 Equity Incentive Plan (as amended, "the Equity Plan") to, among other things, increase the number of shares reserved for issuance pursuant to grants. The Equity Plan provides for the grant of stock options (incentive and non-statutory), stock appreciation rights, performance shares, restricted stock or stock units for the purchase of an aggregate of 1,599,901 shares of Common Stock, subject to adjustment for stock-splits and similar capital changes. Awards under the Equity Plan can be granted to officers, employees and other individuals as determined by the committee of the Board of Directors which administers the Equity Plan. The Compensation Committee selects the participants and establishes the terms and conditions of each option or other equity right granted under the Equity Plan, including the exercise price, the number of shares subject to options or other equity rights and the time at which such options become exercisable.

Stock option information relating to the Equity Incentive Plan is as follows:

                                                                    Weighted                                          Weighted
                                Options         Option price         average      Available for                        average
                              Outstanding      range per share   exercise price       Grant        Exercisable    exercisable price
                             -------------------------------------------------------------------------------------------------------
March 31, 1993                      107,926        $0.42             $0.42           725,259         6,975             $0.42
   Granted                          142,648        $0.42             $0.42
                                  ---------
March 31, 1994                      250,624        $0.42             $0.42           582,611         34,592            $0.42
   Granted                          359,131        $0.45             $0.43
   Exercised                        (66,866)       $0.42             $0.42
   Canceled                          (1,400)       $0.42             $0.42
                                  ---------
March 31, 1995                      541,489     $0.42-$0.45          $0.43           224,880        143,207            $0.43
   Granted                          133,993     $0.45-$0.83          $0.55
   Exercised                        (38,399)    $0.42-$0.45          $0.45
   Canceled                         (40,933)    $0.42-$0.45          $0.45
                                  ---------
December 31, 1995                   596,150     $0.42-$0.83          $0.47           131,820        200,631            $0.44
   Granted                          753,896     $0.83-$8.50          $3.59
   Exercised                        (67,309)    $0.42-$0.83          $0.58
   Canceled                          (4,934)    $0.42-$0.45          $0.45
                                  ---------
December 31, 1996                 1,277,803     $0.42-$8.50          $2.30           149,524        392,933            $1.21
                                  =========

1996 Employee Stock Purchase Plan

In December 1996, the Company adopted the Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") under which employees may purchase shares of Common Stock at a discount from fair market value. There are 66,666 shares of Common Stock reserved for issuance under the Purchase Plan. To date, no shares of Common Stock have been issued under the Purchase Plan. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of
Section 423 of the code. Rights to purchase Common Stock under the Purchase Plan are granted at the discretion of the Compensation Committee, which determines the frequency and

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


10.  COMMON STOCK (Continued)

duration of individual offerings under the Purchase Plan and the dates when stock may be purchased. Eligible employees participate voluntarily and may withdraw from any offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of Common Stock in an offering is 85% of the lesser of its fair market value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions, periodic lump sum payments or a combination of both. The Purchase Plan terminates in December 2006.


1996 Directors Stock Option Plan

In December 1996, the Board of Directors and stockholders of the Company adopted the Company's 1996 Director Stock Option Plan (the "Director Plan"). All of the directors who are not employees of the Company (the "Eligible Directors") are currently eligible to participate in the Director Plan. There are 66,666 shares of Common Stock reserved for issuance under the Director Plan. Upon the election or reelection of an Eligible Director, such director is automatically granted an option to purchase 6,666 shares of Common Stock (the "Option"). Each Option becomes exercisable with respect to 1,333 shares on each anniversary date of grant for a period of five years, provided that the option holder is still a director of the Company at the opening of business such date. The Options have a term of ten years. The exercise price for the Options is equal to fair value at the date of grant. The exercise price may be paid in cash or shares of Common Stock or combination of both.


FAS 123 Pro Forma Information

The pro forma information as required by FAS 123 is presented below and has been determined as if the Company accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. For pro forma purposes the fair value of the options is amortized over the options' vesting period:

                                                                             Nine Months
                                                             Year ended         ended
                                                            December 31      December 31
                                                               1996             1995
                                                            -----------      -----------
   Assumptions:
        Risk free interest rates                                  6.34%             5.85%
        Dividend yields
        Volatility factors                                        0.60              0.60
        Weighted average option life (in years)                   5.53              4.92

    Pro forma amounts
        Weighted average fair value of options granted          $ 2.16            $ 0.31
        Weighted average contractual life (in years)              8.59              8.53

        Net income (loss)                                    $  48,866       $(4,896,608)
        Net income (loss) per share                          $    0.01       $     (0.70)

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

10.  COMMON STOCK (Continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition option valuation models require the use of highly subjective assumptions. Because the Company's stock options have characteristics that are significantly different from traded options and because changes in the valuation assumptions can materially affect the fair value estimate, in Management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


11. INCOME TAXES

The Company has incurred losses since inception and, due to the degree of uncertainty related to the ultimate use of the loss carryforwards, fully reserved this tax benefit. The Company has the following total deferred tax assets as of December 31, 1996 and 1995:

                                                                 December 31,
                                                         1996                    1995
                                                       ----------              ----------
   Deferred tax assets
      Net operating loss carryforwards                 $2,921,000              $3,137,000
      Research and development tax credits                400,000                 300,000
      Book over  tax depreciation and amortization        383,000                 113,400
      Other                                                18,000                  19,900
                                                       ----------              ----------
   Total deferred tax assets                            3,722,000               3,570,300
   Valuation allowances                                (3,722,000)             (3,570,300)
                                                       ----------              ----------
   Deferred income taxes, net                          $  - 0 -                $  - 0 -
                                                       ==========              ==========

As of December 31, 1996, the Company has net operating loss carryforwards for income tax purposes of approximately $7.3 million, which expire through the year 2010. The valuation allowance increased by $151,700 during the twelve months ended December 31, 1996, $2,088,700 during the nine months ended December 31, 1995 and $1,212,900 during the twelve months ended March 31, 1995, due primarily to the additional allowance for the net operating losses incurred in the respective periods. The tax net operating loss carryforwards differ from the accumulated deficit principally due to temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes.

As a result of an ownership change occurring in May 1996 (see Note 8), the Company's ability to utilize its tax loss carryforwards and tax credits is subject to limitations as defined in Internal Revenue Code Sections 382 and 383. The Company currently estimates that their annual limitation on the use of tax loss carryforwards through May 31, 1996 will be approximately $900,000. Research and development tax credits through May 31, 1996 of approximately $300,000 cannot be utilized until such tax loss carryforwards are fully utilized.


12.  DEFINED CONTRIBUTION PLAN

During the year ended March 31, 1995, the Company began a defined contribution 401(k) plan which covers substantially all employees. The plan permits participants to make contributions from 1% to 15% of their compensation (as defined).

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


13. RELATED PARTY TRANSACTION

During 1995 and 1996 the Company received promissory notes from one executive officer and director. These transactions are summarized below:


                                                                             Shares of Company Common Stock
          Date of                                            Interest            Provided as Collateral
           Note               Term           Amount            Rate
     ------------------    ------------    ------------    --------------    --------------------------------
     June 26, 1995          10 years           $50,000             7.31%                 14,814
     April 5, 1996          10 years           $50,000             6.51%                 14,814
     May 31, 1996           10 years          $230,000             6.83%                 44,444

The notes are subject to certain acceleration clauses. In May 1996, the Company also repurchased from the same officer of the Company, 66,666 shares of Common Stock at a price per share of $4.05.


14. SIGNIFICANT AGREEMENTS

The Company has a license agreement with Massachusetts General Hospital ("MGH") for the exclusive license of a number of patents and patent applications on which the Company's research and development efforts are significantly based. In exchange, the Company will remit royalties based on a specified percentage of revenues. Under this agreement, the Company is required to pay for all patent application costs related to the licensed technology. On July 10, 1995, the Company issued and sold to the MGH 83,723 shares of the Company's Common Stock for $1,256 as consideration for certain modifications to the license. The Company expensed the difference between proceeds received and fair value at the time of issuance, approximately $68,000.

In March 1992, the Company entered into an Agency Agreement with Sumitomo Corp. ("Sumitomo") to assist the Company in entering into collaboration and licensing arrangements with other companies in Japan for the development, manufacture, distribution and sale of the Company's future products. At that time, Sumitomo purchased 66,923 shares of the Company's Series A Preferred Stock, $.01 par value, for $11.21 per share. In October 1995, Sumitomo assigned the Agency Agreement and its shares to Summit Pharmaceutical International Corporation ("Agent"). Under the terms of the amended Agency Agreement, which expired and was extended for one year in March 1996, the Company is required to pay the Agent certain commissions and fees, based on a stipulated percentage of amounts received by the Company as license fees, milestone payments or capital investments.

Also, in March 1992, the Company entered into a $3.5 million development and license agreement with, a Japanese manufacturer and distributor ("Japanese Manufacturer and Distributor") of medical products. Under the terms of the agreement, the Company received funding for research and development through the sale of Preferred Stock and license rights to the Company's liver MRI contrast agent product candidate. In March of 1992, the Japanese Manufacturer and Distributor purchased an equity interest in the Company in accordance with the agreement by acquiring 26,768 shares of Series A Preferred Stock for $11.21 per share. As of December 31, 1996, the Company had received an aggregate of $2.7 million in revenues (net of withholding tax) under this agreement.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


14.  SIGNIFICANT AGREEMENTS (Continued)

In December 1996, the Company and the Japanese Manufacturer and Distributor agreed to restructure the existing agreement. In connection with the restructuring, the parties terminated further collaboration efforts and the Japanese Manufacturer and Distributor relinquished its exclusive rights in Japan to the liver MRI agent in exchange for a non-exclusive technology license and a $250,000 payment from the Company. The Company is entitled to receive royalties based upon specified percentage of future revenues, if any, from the sale of liver MRI contrast agents by the Japanese Manufacturer and Distributor.

In March 1996, the Company entered into marketing, development and license agreements with Daiichi Radioisotope Laboratories Ltd., a Japanese pharmaceutical company ("Daiichi") covering the Company's vascular MRI contrast agent. During 1996, the Company received a license fee of $3.0 million (net of withholding tax) upon execution of the agreement and proceeds from the issuance of 868,329 shares of Series E Preferred Stock at price of $5.76 per share (see
Note 8). In addition, the Company is entitled to receive future milestone payments of up to $3.3 million (net of withholding tax) The agreements also provide for the Company to supply product to Daiichi and to receive royalties for sales made by Daiichi in Japan.

In August 1996, the Company entered into a strategic collaboration agreement with Mallinckrodt Group Inc. ("Mallinckrodt"), a U.S. pharmaceutical company, involving research, development and marketing of MS-325 and future MRI vascular contrast agents developed or in-licensed by either party. Under the terms of the agreement, each party is obligated to fund a portion of the development cost of MS-325 up to a specified maximum amount. Mallinckrodt will have the right to manufacture MS-325 and to market the product worldwide except Japan. During 1996, the Company received a $6.0 million license fee payment upon execution of the agreement is eligible to receive a future additional $2.0 million upon the earlier of the completion of a specified milestone or a designated date. Under the agreement, the Company will share in future operating profits from the sale of products covered under the agreement.


15.  SUBSEQUENT EVENTS

On February 4, 1997 the Company completed an initial public offering of 2,000,000 shares of its Common Stock at a price of $7.00 per share. On February 13, 1997 the Company issued an additional 300,000 shares of its Common Stock at a price of $7.00 per share to cover an underwriters over-allotment option. The net proceeds, after underwriter discounts and offering expenses, aggregated approximately $14.3 million which the Company expects to use for research and development and funding of clinical trials in support of regulatory regulatory and reimbursement approvals and for general corporate purposes.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                         EPIX MEDICAL, INC.

Date: March 27, 1997                                 By: /s/ Michael D. Webb
                                                         ----------------------
                                                         Michael D. Webb
                                                         President and Chief
                                                         Executive Officer

      We the undersigned officer and directors of EPIX Medical, Inc., hereby severally constitute Michael D. Webb, Jeffrey R. Lentz and William T. Whelan, and each of them singly, our true and lawful attorneys, with full power to them and each of them to sign for use, in our names and in the capacity indicated below, any and all amendments to this annual report on this Form 10-K for the fiscal year ended December 31, 1996, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact may cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                                 Title                                     Date
-----------------------------------------------------------------------------------------------------
/s/ Michael D. Webb                President, Chief Executive Officer               March 27, 1997
------------------------------     and Director (Principal Executive Officer)
Michael D. Webb

/s/ Jeffrey R. Lentz               Chief Financial Officer, and Vice                March 27, 1997
------------------------------     President, Finance and Administration
Jeffrey R. Lentz                   (Principal Financial Officer and
                                   Principal Accounting Officer)

/s/ Christopher F. O. Gabrieli     Chairman of the Board                            March 27, 1997
------------------------------     and Director
Christopher F. O. Gabrieli

/s/ Stanley T. Crooke, M.D., Ph.D.
------------------------------     Director                                         March 27, 1997
Stanley T. Crooke, M.D., Ph.D.

/s/ Luke B. Evnin, Ph.D.
------------------------------     Director                                         March 27, 1997
Luke B. Evnin, Ph.D.

/s/ Randall B. Lauffer, Ph.D.
------------------------------     Director                                         March 27, 1997
Randall B. Lauffer, Ph.D.

                                  EXHIBIT INDEX

Exhibit
Number     Description
--------------------------------------------------------------------------------
3.1        Restated Certificate of Incorporation of the Company. Filed as
           Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
3.2        Form of Amended and Restated By-Laws of the Company. Filed as Exhibit
           3.5 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
4.1 Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.1+ Agency Agreement between the Company and Sumitomo Corporation dated March 13, 1992. Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.2+ Amendment to the Agency Agreement between the Company and Sumitomo Corporation dated June 26, 1992. Filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.3 Short Form Lease from Trustees of the Cambridge East Trust to the Company dated July 1, 1992. Filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.4 Form of Warrant to Purchase Shares of Series A Convertible Preferred Stock dated December 21, 1992. Filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.5 Dominion Ventures Master Lease Agreement No. 8050 dated December 21, 1992. Filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.6 First Amendment to Master Lease Agreement No. 8050 dated May 14, 1993. Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.7 Second Amendment to Master Lease Agreement No. 8050 dated August 5, 1993. Filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.8 First Amendment Lease From Trustees of the Cambridge Trust to the Company dated October 20, 1993. Filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.9 Warrant to Purchase Shares of Series B Convertible Preferred Stock dated June 6, 1994. Filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.10 Second Amendment to Master Lease Agreement No. 8050 dated June 6, 1994. Filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.11+ Amendment Agreement to the Agency Agreement between the Company and Sumitomo Corporation dated September 15, 1994. Filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.12 Second Amendment Lease From Trustees of the Cambridge East Trust to the Company dated September 17, 1994. Filed as Exhibit 10.12 to the Company's

           Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.13 Convertible Promissory Note Purchase Agreement by and among the Company and certain purchasers named therein dated May 26, 1995. Filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.14+ Amended and Restated License Agreement between the Company and The General Hospital Corporation dated July 10, 1995. Filed as Exhibit
           10.14 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.15 Warrant to Purchase Shares of Series C Convertible Preferred Stock dated August 2, 1995. Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.16 Third Amendment to the Master Lease Agreement No. 8050 dated August 2, 1995. Filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.17 Amendment No. 1 to Convertible Promissory Note Purchase Agreement by and among the Company and certain purchasers named therein dated January 19, 1996. Filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.18+ Extension Agreement to Agency Agreement between the Company and Sumitomo Corporation dated March 5, 1996. Filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.19+ Development and License Agreement dated March 29, 1996 by and among the Company and Daiichi Radioisotope Laboratories, Ltd. Filed as
           Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.20 Third Amendment Lease From Trustees of the Cambridge East Trust to the Company dated May 1, 1996. Filed as Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.21 Series D Convertible Preferred Stock Purchase Agreement by and among the Company and certain purchasers named therein dated May 29, 1996. Filed as Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.22 Third Amended and Restated Stockholders' Rights Agreement by and among the Company and certain of its stockholders named therein dated May 29, 1996. Filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.23 Form of Warrant to Purchase Shares of Series D Preferred Stock dated May 29, 1996. Filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.24 Amendment No. 1 to Third Amended and Restated Stockholders' Rights Agreement dated May 31, 1996. Filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.25 Series E Convertible Preferred Stock Purchase Agreement dated May 31, 1996 between the Company and Daiichi Radioisotope Laboratories, Ltd. Filed as Exhibit 10.25 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

10.26+ Strategic Collaboration Agreement between the Company and Mallinckrodt Medical, Inc. and Mallinckrodt Group Inc. dated August 30, 1996. Filed as Exhibit 10.26 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.27 Amendment No. 2 to Third Amended and Restated Stockholders' Rights Agreement dated December 6, 1996. Filed as Exhibit 10.27 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.28#     Amended and Restated 1992 Equity Incentive Plan. Filed as Exhibit
           10.28 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.29# Form of Incentive Stock Option Certificate. Filed as Exhibit 10.29 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.30 Form of Nonstatutory Stock Option Certificate. Filed as Exhibit 10.30 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.31# 1996 Director Stock Option Plan. Filed as Exhibit 10.31 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.32# 1996 Employee Stock Purchase Plan. Filed as Exhibit 10.32 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.33 Form of Consulting and Confidentiality Agreement between the Company and certain consultants of the Company. Filed as Exhibit 10.33 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.34 Form of Invention and Non-Disclosure Agreement between the Company and certain employees of the Company. Filed as Exhibit 10.34 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.35 Form of Non-Competition and Non-Solicitation Agreement between the Company and certain employees of the Company. Filed as Exhibit 10.35 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.36 Form of Common Stock Purchase Agreement. Filed as Exhibit 10.36 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.37      Form of Stock Purchase and Right of First Refusal Agreement. Filed as
           Exhibit 10.37 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
11.1       Statement re: computation of per share earnings. Filed herewith.
24.1       Power of Attorney. Contained on signature page hereto.
27.1       Financial Data Schedule. Filed herewith.
99.1 Important Factors Regarding Forward-Looking Statements. Filed herewith.

---------------------------
+ Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

# Identifies a management contract or compensatory plan or agreement in which an executive officer or director of the Company participates.