Form 10-Q
period 1997-03-31
EPIX MEDICAL INC
filed 1997-05-14
CIK 1027702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997
                                       or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________ to _________.

                         Commission File Number 0-21863
                                                -------

                               EPIX Medical, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


            Delaware                                   04-3030815
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


         71 Rogers Street
     Cambridge, Massachusetts                              02142
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code: (617) 499-1400
                                                          ------------

     Securities registered pursuant to Section 12(b) of the Act: None
                                                                 ------

         Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
           -----------------------------------------------------------
                                (Title of Class)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 1, 1997, 8,678,294 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                               EPIX MEDICAL, INC.
                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

   Item 1.  Condensed Financial Statements

            Balance Sheets - March 31, 1997 and December 31, 1996 ........  3

            Statements of Operations - Three Months Ended
              March 31, 1997 and 1996 ..................................... 4

            Statements of Cash Flows - Three Months Ended March 31, 1997
              and 1996..................................................... 5

            Notes to Condensed Financial Statements ....................... 6


   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................  7

PART II.    OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K.............................. 10

   Signatures............................................................. 11

                              EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS

                                                                          March 31,        December 31,
                                                                            1997               1996
                                                                       --------------      -------------
                                                                         (Unaudited)
Assets:
Current assets:
   Cash and cash equivalents                                            $   3,790,377       $ 2,667,892
   Marketable securities                                                   18,780,637         7,996,186
   Accounts receivable                                                        293,180
   Prepaid expenses                                                           155,481            57,135
   Other current assets                                                        11,634            12,221
                                                                        -------------      -------------
        Total current assets                                               23,031,309        10,733,434
Property and equipment, net                                                 1,087,223           994,179
Notes receivable from officer                                                 300,145           295,344
Other assets                                                                   55,090           551,610
                                                                        -------------      -------------
        Total assets                                                    $  24,473,767      $ 12,574,567
                                                                        =============      =============
Liabilities and Stockholders' Deficit
Current liabilities:
   Current portion of capital lease obligations                          $    209,636      $    208,571
   Accounts payable and accrued expenses                                    1,712,823         2,225,713
                                                                        -------------      -------------
        Total current liabilities                                           1,922,459         2,434,284
Capital lease obligations, less current portion                               116,742           176,269

Redeemable convertible preferred stock:
   Series B, $.01 par value, 2,655,138 shares authorized; 2,643,736 shares issued and outstanding at December 31, 1996 ($6,416,368
   liquidation value)                                                                         3,963,682
   Series C, $.01 par value, 1,445,536 shares authorized;
     1,432,318 shares issued and outstanding at December 31, 1996
     ($3,565,063 liquidation value)                                                           3,251,444
  Series D, $.01 par value, 1,740,002 shares authorized;
     1,700,002 shares issued and outstanding at December 31, 1996
     ($5,641,777 liquidation value)                                                           5,072,575
   Series E, $.01 par value, 868,329 shares authorized;
     868,329 shares issued and outstanding at December 31, 1996
     ($4,916,106 liquidation value)                                                           4,916,106

Stockholders' Deficit
   Series A convertible preferred stock, $.01 par value, 104,388 shares
     authorized; 93,691 shares issued and outstanding at December 31, 1996                    1,037,664
   Common stock, $.01 par value, 15,000,000
     shares authorized; 8,677,161 and 1,564,451 shares
     issued and outstanding at March 31, 1997
     and December 31, 1996, respectively                                       86,772            15,644
  Additional paid-in capital                                               32,480,759           112,960
  Accretion of redeemable convertible
     preferred stock to redemption value                                                       (101,059)
   Deficit accumulated during the development stage                       (10,132,965)       (8,305,002)
                                                                           -----------      -----------
Total stockholders' deficit                                                22,434,566        (7,239,793)
                                                                           -----------      ------------
Total liabilities and stockholders' deficit                              $ 24,473,767       $ 12,574,567
                                                                         =============      ============

See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                          Period from
                                                                                           inception
                                          Three months            Three months             (November
                                              ended                   ended               29, 1988) to
                                            March 31,               March 31,               March 31,
                                              1997                    1996                    1997
                                          -------------           -------------           -------------
Revenues                                  $     293,180           $  2,970,000            $ 14,314,428
Operating Expenses:
   Research and development                   1,440,027              1,834,273              16,741,950
   General and administrative                   899,791                352,250               7,829,800
                                          -------------           ------------            ------------
      Total operating expenses                2,339,818              2,186,523              24,571,750
                                          -------------           ------------            ------------
Operating income (loss)                      (2,046,638)               783,477             (10,257,322)
Interest expense                                 (9,944)              (155,820)               (595,425)
Interest income                                 228,619                 10,516                 735,249
                                          -------------           ------------            ------------
Net income (loss)                           $(1,827,963)          $    638,173            $(10,117,498)
                                         ==============           ============            ============
Net income (loss) per share                 $    (0.24)           $       0.08
Shares used in computation of net
  income (loss) per share                    7,737,000              7,711,000

See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Period from inception
                                              Three Months           Three Months          (November 28, 1988)
                                                 Ended                  Ended                      to
                                              March 31, 1997         March 31, 1996          March 31, 1997
                                           --------------------    -------------------    -------------------
Operating activities
Net income (loss)                              $(1,827,963)           $    638,173            $(10,117,498)
Adjustments to reconcile net income
  (loss) to cash provided (used) by
  operating activities:
   Depreciation and amortization                   133,647                 145,414               1,786,291
   Expenses paid with equity instruments                                    74,585                 204,342
   Change in operating assets and
     liabilities:
       Accounts receivable                        (297,981)                                       (297,981)
       Prepaid expenses and other assets           398,761                  (3,925)                259,112
       Accounts payable and accrued
         expenses                                 (512,890)                (85,588)              1,438,899
                                                ----------          --------------             -----------
Net cash provided (used) by operating
   activities                                   (2,106,426)                768,659              (6,726,835)

Investing activities
Purchase of fixed assets                          (226,691)                (81,272)             (2,609,743)
Proceeds from lease financing  of fixed
   assets                                                                                        1,122,853
Purchase of marketable securities              (21,984,451)             (1,575,707)            (32,337,147)
Proceeds from sale or redemption of
   marketable securities                        11,200,000                                      13,556,510
Issuance of notes receivable from officer                                                         (280,000)
                                                ----------          --------------             -----------
Net cash provided (used) by investing
   activities                                  (11,011,142)             (1,656,979)            (20,547,527)
                                                ----------          --------------             -----------
Financing activities
Repayment of capital lease obligations             (58,462)               (114,724)              (985,195)
Proceeds from issuance of promissory notes                                 300,000              3,000,000
Proceeds from issuance of bridge notes                                     600,000                600,000
Proceeds from sale of Series B
   redeemable convertible preferred stock                                                       3,941,236
Proceeds from sale of Series D
   redeemable convertible preferred stock                                                       4,468,963
Proceeds from sale of Series E
   redeemable convertible preferred stock                                                       4,882,372
Proceeds from sale of Series A
   convertible preferred stock                                                                  1,037,664
Repurchase of stock from officer                                                                 (270,000)
Sale of common stock                            14,268,564                  17,650             14,268,564
Proceeds from issuance of stock options
   and warrants                                     29,951                                        121,135
                                                ----------                 -------             ----------
Net cash provided (used) by financing
   activities                                   14,240,053                 802,926             31,064,739
                                                ----------                 -------             ----------
Increase (decrease) in cash and cash
   equivalents                                   1,122,485                 (85,394)             3,790,377
Cash and cash equivalents at beginning
   of period                                     2,667,892                 149,686
                                                ----------                 -------             -----------
Cash and cash equivalents at end of
     period                                     $3,790,377                 $64,292             $3,790,377
                                                ==========                 =======             ==========
Supplemental cash flow information
Cash paid for interest                          $   9,944                 $ 16,802             $ 303,488
                                                =========                 ========             =========

See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)
                     Notes to Condensed Financial Statements
                                 March 31, 1997
                                   (unaudited)

1.   Basis of Presentation

     The unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (the "Commission"). Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of the interim period ended March 31, 1997 are not necessarily indicative of the results expected for the full fiscal year.

     The condensed financial statements and related disclosures have been prepared with the assumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.   Initial Public Offering

     On February 4, 1997, the Company completed an initial public offering of 2,000,000 shares of its Common Stock at a price of $7.00 per share. On February 13, 1997, the Company issued an additional 300,000 shares of its Common Stock at a price of $7.00 per share to cover an underwriters' over-allotment option. The net proceeds to the Company, after deducting underwriters' discounts and offering expenses, aggregated approximately $14.3 million.

3.   Net Income (Loss) Per Share

     Net loss per share for the three months ended March 31, 1997 is computed using the weighted-average number of outstanding shares of common stock assuming all convertible preferred stock was converted into common stock at the beginning of the period. Common stock equivalents, consisting of options and warrants, are excluded from the calculation because they are anti-dilutive.

     Net income per share for the three months ended March 31, 1996 is presented on a pro forma basis and computed using the weighted-average number of outstanding shares of common stock and common stock equivalents, assuming conversion of convertible stock into common stock (as of their original date of issuance). Common stock equivalents are excluded from the pro forma net income
(loss) per share computation when their effect is anti-dilutive; however, pursuant to the requirements of the Commission, common stock equivalent shares relating to stock options and warrants (using the treasury stock method and an assumed initial public offering price) and convertible preferred stock issued during the twelve-month period prior to the initial public offering are included for pro forma purposes, whether or not they are anti-dilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128, "Earnings Per Share" (FAS 128), which simplifies the calculation of earnings per share and creates a standard of comparability to the recently issued International Accounting Standard No. 33, "Earnings Per Share". Since early application is not permitted, the Company will adopt this standard in the fourth quarter of 1997. The earnings per share calculations required under FAS 128 are not materially different from the net loss per share calculation for the three months ended March 31, 1997 as presented herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Since commencing operations in 1992, the Company has been engaged principally in the research and development of its product candidates as well as seeking various regulatory clearances and patent protection. The Company has had no revenues from product sales and has incurred losses since inception through March 31, 1997 aggregating approximately $10.1 million. The Company has received revenues in connection with various licensing and collaboration agreements.

     The Company's initial product candidate, MS-325, is currently the Company's only product candidate undergoing human clinical trials. The Company filed an Investigational New Drug ("IND") application for MS-325 with the U.S. Food and Drug Administration ("FDA") in July 1996 and initiated Phase I clinical trials in September 1996.

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


Results of Operations

Comparison of Three Months Ended March 31, 1997 and 1996

     Revenues. Revenues for the year ended March 31, 1997 were $293,000 as compared to $3.0 million for the three months ended March 31, 1996. Revenues for the quarter ended March 31, 1997 consisted of MS-325 development contract revenue from Mallinckrodt Inc. ("Mallinckrodt"). Revenues during the three months ended March 31, 1996 consisted of up-front license fees received from Daiichi Radioisotope Laboratories, Ltd. ("Daiichi") for the rights to commercialize MS-325 in Japan.

     Research and development expenses. Research and development expenses for the three months ended March 31, 1997 were $1.4 million, as compared to $1.8 million for the three months ended March 31, 1996. The decrease largely reflects the timing of expenses associated with the advancement of MS-325 through the development program. The 1996 expense included significant pre-clinical costs to conduct pharmacology studies, develop the initial manufacturing process and to produce initial batches of MS-325. During the first quarter of 1997, MS-325 was in the latter stages of a Phase I clinical trial at which point related expenses were relatively low. Research and development expenses are expected to increase in future quarters of 1997 as MS-325 moves into Phase II clinical trials and as additional costs are incurred to further develop the process for manufacturing MS-325.

     General and administrative expenses. General and administrative expenses for the three months ended March 31, 1997 were $900,000 as compared to $352,000 for the three months ended March 31, 1996. The increase was largely due to higher personnel costs associated with the addition of senior management ($100,000) and payment of discretionary bonuses ($100,000) as well as other increased costs to build the infrastructure needed to support development of MS-325 and new discovery programs. Increased costs associated with the transition to and operation as a publicly-held company and higher costs associated with filing patent applications also contributed to the increase in 1997 as compared to 1996.

     Interest expense and income. Interest expense for the three months ended March 31, 1997 was $10,000, as compared to $156,000 for the three months ended March 31, 1996. This decrease was due to higher borrowings under promissory notes and bridge loans in 1996. Interest income for the quarter ended March 31, 1997 was $229,000, as compared to $11,000 for the quarter ended March 31, 1996. This increase was due to higher average cash available for investment during 1997.

Liquidity and Capital Resources

     The Company's principal source of liquidity consists of cash, cash equivalents and marketable securities which totaled $22.6 million at March 31, 1997, as compared to $10.7 million at December 31, 1996.

     In February 1997 the Company completed its initial public offering, realizing net proceeds of approximately $14.3 million from the sale of 2.3 million shares of common stock, including 300,000 shares from the full exercise of the underwriters' over-allotment option. The Company is eligible to receive revenues of $2.0 million and $3.3 million from Mallincrkrodt and Daiichi, respectively, upon the attainment of certain future MS-325 development milestones. The Company's agreement with Mallinckrodt requires Mallinckrodt to fund a portion of the future development costs of MS-325 up to a specified maximum amount.

     During the first quarter of 1997, the Company used $2.1 million of cash for operating acitivities. The Company expects that its cash needs for operations will increase significantly in future quarters of 1997 due to planned clinical trials and other expenses associated with the development of MS-325.

     The Company estimates that cash and cash equivalents available at March 31, 1997 will be sufficient to meet the Company's capital requirements through June 1998. The Company's future capital requirements will, however, depend on many factors, including the progress of the Company's research and development programs and clinical trials, the time and costs required to gain regulatory approvals, the ability of the Company to obtain and retain continued funding from third parties under collaborative agreements, the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks, the status of competing products and the market acceptance of the Company's products, if and when approved. The Company may be required to raise substantial additional funds to complete development of any product candidate, whether or not it receives milestone payments under its collaborations with Mallinckrodt and Daiichi, or to commercialize any products if and when approved by the FDA. The Company may be required to obtain such additional funds through future public or private sales of equity securities, equipment lease financing or through strategic alliances. There can be no assurance that additional financing will be available on acceptable terms, if at all.

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

     The Company has reported only tax losses to date and therefore has not paid federal or state income taxes since inception. At March 31, 1997, the Company had net operating loss carryforwards of approximately $9.1 million available to offset future taxable income. These amounts expire at various times through 2011. As a result of ownership changes resulting from recent sales of equity securities, the Company's ability to use the loss carryforwards is subject to limitations as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company currently estimates that the annual limitation on its use of net operating losses through May 31, 1996 will be approximately $900,000. Pursuant to Section 382 of the Code, the change in ownership resulting from the initial public offering and any other future sale of stock may limit utilization of subsequent losses in any one year. The Company is also eligible for research and development tax credits which can be carried forward to offset federal taxable income. The annual limitation and the timing of attaining profitability may result in the expiration of net operating loss and tax credit carryforwards before utilization.

     The Company does not believe that inflation has had a material impact on its operations.

Forward-Looking Statements

     The discussion included in this section as well as elsewhere in the Quarterly Report on Form 10-Q contains forward-looking statements based on the current expectations of the Company's management. Such statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" attached as Exhibit 99.1 and incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as previously filed with the Commission. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only as of the date thereof. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

PART II. OTHER INFORMATION


Item 2. Changes in Securities

        During the three months ended March 31, 1997, the Company issued approximately 56,000 shares of common stock to Company employees upon the exercise of stock options.


Item 6.  Exhibits and Reports on Form 8-K

         (A) EXHIBITS

             11.1       Computation of net income (loss) per share

             27.2       Financial Data Schedule for the interim
                        year-to date period ended March 31, 1997
                        (for electronic filing only).

         (B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EPIX MEDICAL, INC.

Date: May 14, 1997                          By: /s/ Jeffrey R. Lentz
                                                --------------------
                                                Jeffrey R. Lentz,
                                                Chief Financial Officer and
                                                Vice President, Finance
                                                  and Administration
                                                (Principal Financial Officer
                                                and Accounting Officer)

                                  EXHIBIT INDEX


                                                                      Page
 Number   Description                                                Number
 ------   -----------                                                ------

   11.1   Computation of net income (loss) per share                   13

   27.2   Financial data schedule for the interim year-to date
          period ended March 31, 1997 (for electronic filing only).    14


   99.1 Important Factors Regarding Forward-Looking statements filed as Exhibit 99.1 to the Company's
          Annual Report on Form 10-K for the year ended
          December 31, 1996 and incorporated herein by reference.