Form 10-Q
period 1997-06-30
EPIX MEDICAL INC
filed 1997-08-13
CIK 1027702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _________.

                         Commission File Number 0-21863
                                                -------


                               EPIX Medical, Inc.
                               ------------------
             (Exact name of Registrant as Specified in its Charter)


              Delaware                                   04-3030815
   ------------------------------            ----------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

          71 Rogers Street
       Cambridge, Massachusetts                           02142
   ------------------------------            ----------------------------------
(Address of principal executive offices)                (Zip Code)



       Registrant's telephone number, including area code: (617) 499-1400
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

 Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of Class)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of August 1, 1997, 8,679,728 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                               EPIX MEDICAL, INC.
                                      INDEX


                                                                                                                      Page
                                                                                                                      Number
                                                                                                                      ------
PART I.           FINANCIAL INFORMATION

   Item 1.        Condensed Financial Statements

                  Balance Sheets - June 30, 1997 and December 31, 1996 ........................................        3

                  Statements of Operations - Three Months Ended June 30, 1997 and 1996 ........................        4

                  Statements of Operations - Six Months Ended June 30, 1997 and 1996 ..........................        5

                  Statements of Cash Flows - Six Months Ended June 30, 1997 and 1996...........................        6

                  Notes to Condensed Financial Statements .....................................................        7


   Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
                  Operations...................................................................................        8



PART II.          OTHER INFORMATION


   Item 2.        Changes in Securities........................................................................       12

   Item 4.        Submission of Matters to a Vote of Security Holders..........................................       12

   Item 6.        Exhibits and Reports on Form 8-K.............................................................       12


   Signatures..................................................................................................       13


                               EPIX Medical, Inc.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS


                                                                                            June 30,            December 31,
                                                                                             1997                  1996
                                                                                          -----------          -----------
                                                                                          (Unaudited)
Assets:
Current assets:
   Cash and cash equivalents                                                              $   977,427          $ 2,667,892
   Marketable securities                                                                   19,502,671            7,996,186
   Receivables                                                                                899,988
   Prepaid expenses                                                                           199,727               57,135
   Other current assets                                                                        10,783               12,221
                                                                                          -----------          -----------
         Total current assets                                                              21,590,596           10,733,434

Property and equipment, net                                                                 1,130,135              994,179

Notes receivable from officer                                                                 305,126              295,344

Other assets                                                                                   51,773              551,610
                                                                                          -----------          -----------
         Total assets                                                                     $23,077,630          $12,574,567
                                                                                          ===========          ===========
Liabilities and Stockholders' Equity (Deficit):
Current liabilities:
    Current portion of capital lease obligations                                          $   209,636          $   208,571
    Accounts payable and accrued expenses                                                   1,808,346            2,225,713
                                                                                          -----------          -----------
         Total current liabilities                                                          2,017,982            2,434,284

Capital lease obligations, less current portion                                                71,626              176,269

Redeemable convertible preferred stock:
 Series B, $.01 par value, 2,655,138 shares authorized; 2,643,736 shares
   issued and outstanding at December 31, 1996 ($6,416,368 liquidation value)                                    3,963,682
 Series C, $.01 par value, 1,445,536 shares authorized; 1,432,318 shares
   issued and outstanding at December 31, 1996 ($3,565,063 liquidation value)                                    3,251,444
 Series D, $.01 par value, 1,740,002 shares authorized; 1,700,002 shares
   issued and outstanding at December 31, 1996 ($5,641,777 liquidation value)                                    5,072,575
 Series E, $.01 par value, 868,329 shares authorized; 868,329 shares issued
   and outstanding at December 31, 1996 ($4,916,106 liquidation value)                                           4,916,106

Stockholders' equity (deficit):
 Series A convertible preferred stock, $.01 par value, 104,388 shares
   authorized; 93,691 shares issued and outstanding at December 31, 1996                                         1,037,664
 Common stock, $.01 par value, 15,000,000 shares authorized; 8,679,728 and
   1,564,451 shares issued and outstanding at June 30, 1997 and December 31, 1996,
     respectively                                                                               86,797              15,644
 Additional paid-in capital                                                                 32,486,921             112,960
 Accretion of redeemable convertible
   preferred stock to redemption value                                                                            (101,059)
 Deficit accumulated during the development stage                                          (11,585,696)         (8,305,002)
                                                                                          ------------         -----------
Total stockholders' equity (deficit)                                                        20,988,022          (7,239,793)
                                                                                          ------------         -----------
Total liabilities and stockholders' equity (deficit)                                       $23,077,630         $12,574,567
                                                                                          ============         ===========

See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Three months         Three months
                                                           ended June 30,       ended June 30,
                                                               1997                 1996
                                                          --------------        --------------
Revenues                                                  $  1,101,193          $
Operating expenses:
   Research and development                                  2,119,271            1,112,366
   General and administrative                                  698,961              740,865
                                                          ------------          -----------
     Total operating expenses                                2,818,232            1,853,231
                                                          ------------          -----------
Operating loss                                              (1,717,039)          (1,853,231)

Interest expense                                                (8,515)             (93,894)
Interest income                                                272,823               40,602
                                                          ------------          -----------
Net loss                                                   $(1,452,731)         $(1,906,523)
                                                          ============          ===========

Net loss per share                                         $     (0.17)         $     (0.25)

Shares used in computation of net loss per share             8,679,000            7,711,000


See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                          Period from
                                                                                                           inception
                                                                                                         (November 29,
                                                             Six months ended   Six months ended         1988) to June
                                                               June 30, 1997      June 30, 1996            30, 1997
                                                             ----------------   ----------------       -----------------
Revenues                                                        $ 1,394,373        $ 2,970,000          $ 15,415,621
Operating expenses:
   Research and development                                       3,559,298          2,946,639            18,861,221
   General and administrative                                     1,598,752          1,093,115             8,528,761
                                                                -----------        -----------          ------------
     Total operating expenses                                     5,158,050          4,039,754            27,389,982
                                                                -----------        -----------          ------------
Operating loss                                                   (3,763,677)        (1,069,754)          (11,974,361)

Interest expense                                                    (18,459)          (249,714)             (603,940)
Interest income                                                     501,442             51,118             1,008,072
                                                                -----------        -----------          ------------
Net loss                                                        $(3,280,694)       $(1,268,350)         $(11,570,229)
                                                                ===========        ===========          ============

Net loss per share                                              $     (0.40)       $     (0.16)

Shares used in computation of net loss per share                  8,210,000          7,711,000


See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                              Period
                                                                                                          from inception
                                                                     Six Months          Six Months     (November 12, 1988)
                                                                     Ended June           Ended June             to
                                                                      30, 1997             30, 1996         June 30, 1997
                                                                    ------------         ------------       ---------------
Operating activities:
Net loss                                                            $ (3,280,694)        $ (1,268,351)       $ (11,570,229)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
    Depreciation and amortization                                        279,374              260,720            1,932,018
    Expenses paid with equity instruments                                                     109,861              204,342
   Change in operating assets and liabilities:
    Accounts receivable and notes
     receivable from officer                                            (909,770)              (3,651)            (909,770)
    Prepaid expenses, other current assets and other assets              358,683              (23,974)             219,034
    Accounts payable and accrued expenses                               (417,367)            (226,419)           1,534,422
                                                                     -----------         ------------        -------------
  Net cash used by operating activities                               (3,969,774)          (1,151,814)          (8,590,183)

Investing activities:
Purchase of fixed assets                                                (415,330)            (262,217)          (2,798,382)
Proceeds from lease financing of fixed assets                                                                    1,122,853
Purchase of marketable securities                                    (41,827,685)                              (52,180,381)
Proceeds from sale or redemption of marketable securities             30,321,200                                32,677,710
Issuance of notes receivable from officer                                                    (230,000)            (280,000)
                                                                     -----------         ------------        -------------
  Net cash used by investing activities                              (11,921,815)            (492,217)         (21,458,200)
                                                                     -----------         ------------        -------------
Financing activities:
Repayment of capital lease obligations                                  (103,578)            (179,300)          (1,030,311)
Proceeds from issuance of promissory notes                                                    300,000            3,000,000
Proceeds from issuance of bridge notes                                                        600,000              600,000
Proceeds from sale of Series B redeemable convertible
 preferred stock                                                                                                 3,941,236
Proceeds from sale of Series D redeemable convertible
 preferred stock                                                                            4,468,963            4,468,963
Proceeds from sale of Series E redeemable convertible
 preferred stock                                                                            3,000,000            4,882,372
Proceeds from sale of Series A convertible
 preferred stock                                                                                                 1,037,664
Repurchase of stock from officer                                                             (270,000)            (270,000)
Proceeds from sale of common stock                                    14,268,564                                14,268,564
Proceeds from issuance of stock options and warrants                      36,138               17,649              127,322
                                                                     -----------         ------------        -------------
  Net cash provided used by financing activities                      14,201,124            7,937,312           31,025,810
                                                                     -----------         ------------        -------------
Increase (decrease) in cash and cash equivalents                      (1,690,465)           6,293,281              977,427

Cash and cash equivalents at beginning of period                       2,667,892              149,686
                                                                     -----------         ------------        -------------
Cash and cash equivalents at end of period                           $   977,427           $6,442,967           $  977,427
                                                                     ===========         ============        =============
Supplemental cash flow information:
Cash paid for interest                                               $    18,459           $   50,751           $  312,003
                                                                     ===========         ============        =============


See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)
                     Notes to Condensed Financial Statements
                                  June 30, 1997
                                   (unaudited)

1.       Basis of Presentation
         The unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (the "Commission"). Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of the interim periods ended June 30, 1997 are not necessarily indicative of the results expected for the full fiscal year.

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

3.       Net Loss Per Share
          Net loss per share for the three and six month periods ended June
30, 1997 are computed using the weighted-average number of outstanding shares of common stock assuming all convertible preferred stock were converted into common stock at the beginning of the period. Common stock equivalents, consisting of options and warrants, are excluded from the calculation because they are anti-dilutive.

         Pro forma net income per share for the three and six month periods ended June 30, 1996 are computed using the weighted-average number of outstanding shares of common stock and common stock equivalents, assuming conversion of convertible stock into common stock (as of their original date of issuance). Common stock equivalents are excluded from the pro forma net income
(loss) per share computation when their effect is anti-dilutive; however, pursuant to the requirements of the Commission, common stock equivalent shares relating to stock options and warrants (using the treasury stock method and an assumed initial public offering price) and convertible preferred stock issued during the twelve-month period prior to the initial public offering are included for pro forma purposes, whether or not they are anti-dilutive.

         In February 1997, Financial Standards No. 128, "Earnings Per Share" (FAS 128), which simplifies the calculation of earnings per share and creates a standard of comparability to the recently issued International Accounting Standard No. 33, "Earnings Per Share". Since early application is not permitted, the Company will adopt this standard in the fourth quarter of 1997. The earnings per share calculations required under FAS 128 are not materially different from the net loss per share calculation for the three and six month periods ended June 30, 1997 as presented herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
         Since commencing operations in 1992, the Company has been engaged principally in the research and development of its product candidates as well as seeking various regulatory clearances and patent protection. The Company has had no revenues from product sales and has incurred net losses since inception through June 30, 1997 aggregating approximately $11.6 million. The Company has received revenues in connection with various licensing and collaboration agreements.

         The Company's initial product candidate, MS-325, an injectable magnetic resonance imaging (MRI) contrast agent, is currently the Company's only product candidate undergoing human clinical trials. In 1996, the Company formed a strategic alliance with Daiichi Radioisotope Laboratories, Ltd. (Daiichi) related to the development and commercialization of MS-325 in Japan. In 1996 the Company also formed a strategic alliance with Mallinckrodt Inc. (Mallinckrodt) related to the development and commercialzation of MS-325 world-wide, exclusive of Japan. The Company filed an Investigational New Drug ("IND") application for MS-325 with the U.S. Food and Drug Administration ("FDA") and initiated Phase I clinical trials in 1996 and commenced Phase II clinical trials in the second quarter of 1997. During the second quarter of 1997, the Company also formed a strategic alliance with DYAX Corp. (DYAX) which will seek to identify and develop novel diagnostic agents for imaging blood clots.

         The Company anticipates fluctuation in its quarterly results of operations due to several factors, including: the timing of fees and milestone payments received from strategic partners; the formation of new strategic alliances by the Company; the timing of expenditures in connection with research and development activities; the timing of product introductions and associated launch, marketing and sales activities; and the timing and extent of product acceptance for different indications and geographical areas.


Results of Operations

Comparison of Three Months Ended June 30, 1997 and 1996

         Revenues. Revenues for the three months ended June 30, 1997 were $1.1 million as compared to no revenues for the three months ended June 30, 1996. The 1997 revenues consisted of a $900,000 milestone fee earned from Daiichi and $200,000 of MS-325 development contract revenue received from Mallinckrodt.

         Research and development expenses. Research and development expenses for the three months ended June 30, 1997 were $2.1 million, as compared to $1.1 million for the three months ended June 30, 1996. The increase largely reflects the higher costs to support advancement of MS-325 through the development program. Research and development expenses are expected to increase in future quarters of 1997 as MS-325 continues in Phase II clinical trials and as additional costs are incurred to further develop the process for manufacturing MS-325. Additional research and development expenses are also anticipated in connection with the strategic alliance with DYAX which was formed during the second quarter of 1997.

         General and administrative expenses. General and administrative expenses for the three months ended June 30, 1997 were $699,000 as compared to $741,000 for the three months ended June 30, 1996. The decrease was mainly due to reduced consulting expenses and lower costs associated with legal and patent activities, which more than offset higher personnel costs and the added expenses of being a publicly held company. Moderate increases to general and administrative expenses are expected to be incurred in future quarters to support research and development programs and ongoing patent protection activities.

         Interest expense and income. Interest expense for the three months ended June 30, 1997 was $8,500, as compared to $94,000 for the three months ended June 30, 1996. This decrease was mainly due to interest on promissory notes and bridge loans which were outstanding during April and May of 1996. Interest income for the quarter ended June 30, 1997 was $273,000, as compared to $41,000 for the quarter ended June 30, 1996. This increase was due to higher average cash available for investment during 1997.


Comparison of Six Months Ended June 30, 1997 and 1996

         Revenues. Revenues for the six months ended June 30, 1997 were $1.4 million as compared to $3.0 million for the six months ended June 30, 1996. Revenues for the six months ended June 30, 1997 consisted of a $900,000 milestone fee from Daiichi and $494,000 of MS-325 development contract revenue from Mallinckrodt. Revenues for the six months ended June 30, 1996 consisted of a $3.0 million license fee received from Daiichi upon formation of the strategic alliance.

         Research and development expenses. Research and development expenses for the six months ended June 30, 1997 were $3.6 million, as compared to $2.9 million for the six months ended June 30, 1996. The increase largely reflects the higher costs during the second quarter to support clinical trials and other development activities associated with MS-325.

         General and administrative expenses. General and administrative expenses for the six months ended June 30, 1997 were $1.6 million as compared to $1.1 million for the six months ended June 30, 1996. The increase was largely due to higher personnel costs associated with the addition of senior management ($200,000) and payment of discretionary bonuses ($100,000) in the first quarter as well as other increased costs to build the infrastructure needed to support development of MS-325 and new discovery programs. Increased costs associated with the transition to and operation as a publicly-held company also contributed to the increase in 1997 as compared to 1996.

         Interest expense and income. Interest expense for the six months ended June 30, 1997 was $18,000, as compared to $250,000 for the six months ended June 30, 1996. This decrease was mainly due to interest on promissory notes and bridge loans which were outstanding during the first five months of 1996. Interest income for the six months ended June 30, 1997 was $501,000, as compared to $51,000 for the six months ended June 30, 1996. This increase was due to higher average cash available for investment during 1997.

Liquidity and Capital Resources

         The Company's principal source of liquidity consists of cash, cash equivalents and marketable securities which totaled $20.5 million at June 30, 1997, as compared to $10.7 million at December 31, 1996. In addition, in July 1997, the Company collected a $900,000 receivable from Daiichi and a $2.0 million payment from Mallinckrodt, both related to attainment of MS-325 development milestones. In July 1997, the Company also completed arrangements for a $1 million equipment lease facility.

         In February 1997 the Company completed its initial public offering, realizing net proceeds of approximately $14.3 million from the sale of 2.3 million shares of common stock, including 300,000 shares from the full exercise of the underwriters' over-allotment option. The Company is eligible to receive additional payments of $2.4 million from Daiichi upon the attainment of certain future MS-325 development milestones. The Company's agreement with Mallinckrodt requires Mallinckrodt to fund a portion of the future development costs of MS-325 up to a specified maximum amount.

         During the six months ended June 30, 1997, the Company used approximately $4.0 million of cash for operating activities. The Company expects that its cash needs for operations will increase significantly in future quarters of 1997 due to planned clinical trials and other expenses associated with the development of MS-325 and new research and development programs.

         The Company estimates that cash and cash equivalents available at June 30, 1997 will be sufficient to meet the Company's capital requirements through June 1998. The Company's future capital requirements will, however, depend on many factors, including the progress of the Company's research and development programs and clinical trials, the time and costs required to gain regulatory approvals, the ability of the Company to obtain and retain continued funding from third parties under collaborative agreements, the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks, the status of competing products and the market acceptance of the Company's products, if and when approved. The Company may be required to raise substantial additional funds to complete development of any product candidate, whether or not it receives milestone payments under its collaboration with Daiichi, or to commercialize any products if and when approved by the FDA. The Company may be required to obtain such additional funds through future public or private sales of equity securities, equipment lease financing or through strategic alliances. There can be no assurance that additional financing will be available on acceptable terms, if at all.

         Because of anticipated spending to support development of MS-325 and new research programs, the Company does not expect positive cash flow from operating activities for any future quarterly or annual period prior to commercialization of MS-325. The Company anticipates continued investments in fixed assets, including equipment and facilities expansion to support new and continuing research and development programs. In July 1997, the Company reached an agreement to which will enable it to lease its current facilities through December 31, 2002.

         The Company has reported only tax losses to date and therefore has not paid federal or state income taxes since inception. At June 30, 1997, the Company had loss carryforwards of approximately $11.6 million available to offset future taxable income. These amounts expire at various times through 2011. As a result of ownership changes resulting from recent sales of equity securities, the Company's ability to use the loss carryforwards is subject to limitations as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company currently estimates that the annual limitation on its use of net operating losses through May 31, 1996 will be approximately $900,000. Pursuant to Section 382 of the Code, the change in ownership resulting from the initial public offering and any other future sale of stock may limit utilization of future losses in any one year. The Company is also eligible for research and development tax credits which can be carried forward to offset federal taxable income. The annual limitation and the timing of attaining profitability may result in the expiration of net operating loss and tax credit carryforwards before utilization.

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

PART II. OTHER INFORMATION


Item 2.  Changes in Securities

During the three months ended June 30, 1997, the Company issued approximately 2,567 shares of common stock to Company employees and consultants upon the exercise of stock options in exchange for cash consideration totaling $6,187.56 in reliance on the exemption from registration provided pursuant to Rule 701 under the Securities Act of 1933 as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's 1997 Annual Meeting of Stockholders was held on June 20, 1997. The following is a description of the two matters submitted to a vote of stockholders at such meeting and the results of voting.

(i) At the meeting two directors were re-elected for a term of office expiring in year 2000 to the Company's Board of Directors as follows:


                                      Number of Shares     Number of Votes
                                      Voted For            Withheld
                                      ---------            --------
         Luke B. Evnin                7,387,545            6,331
         Randall B. Lauffer           7,387,545            6,331

         There were no broker non-votes or abstentions with respect to this matter.

(ii) The stockholders also approved a proposal to amend the Company's 1992 Equity Incentive Plan to increase the aggregate number of shares of the Company's common stock as to which awards may be granted under such plan by 500,000 shares and to limit the number of shares of the Company's common stock that may be subject to awards granted under such plan to any individual in any fiscal year to 300,000 shares.

  Number of shares voted:
           For:                     6,408,544
           Against:                   163,000
           Abstaining:                  5,233
           Broker Non-Votes:          817,099

Item 6.  Exhibits and Reports on Form 8-K

         (A) EXHIBITS

                  11.1              Computation of net income (loss) per share

                  27.2 Financial Data Schedule for the interim year-to date period ended June 30, 1997 (for electronic filing only).

         (B) REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EPIX MEDICAL, INC.

Date: August 13, 1997                  By:  /s/ Jeffrey R. Lentz
                                            --------------------

                                            Jeffrey R. Lentz,
                                            Chief Financial Officer and
                                            Vice President, Finance and
                                            Administration
                                            (Principal Financial Officer and
                                             Accounting Officer)

                                  EXHIBIT INDEX


                                                                          Page
  Number   Description                                                    Number
  ------   -----------                                                    ------
   11.1       Computation of net income (loss) per share                    15

   27.2       Financial data schedule for the interim year-to date
              period ended June 30, 1997 (for electronic filing only).      16


   99.1 Important Factors Regarding Forward-Looking statements filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.