Form 10-Q
period 1997-09-30
EPIX MEDICAL INC
filed 1997-10-21
CIK 1027702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ___________.


                        Commission File Number 0-21863


                               EPIX Medical, Inc.
             (Exact name of Registrant as Specified in its Charter)



          Delaware                                      04-3030815
 ---------------------------------------  --------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)
           71 Rogers Street
       Cambridge, Massachusetts                            02142
 ---------------------------------------  --------------------------------------
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

    As of October 1, 1997, 8,688,547 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                               EPIX MEDICAL, INC.
                                      INDEX

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
PART I.           FINANCIAL INFORMATION
    Item 1.       Condensed Financial Statements
                  Balance Sheets--September 30, 1997 and December 31, 1996                                  3
                  Statements of Operations--Three Months Ended September 30, 1997 and 1996                  4
                  Statements of Operations--Nine Months Ended September 30, 1997 and 1996                   5
                  Statements of Cash Flows--Nine Months Ended September 30, 1997 and 1996                   6
                  Notes to Condensed Financial Statements                                                   7
    Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations     8

PART II.          OTHER INFORMATION
    Item 6.       Exhibits and Reports on Form 8-K                                                         12
    Signatures

                               EPIX Medical, Inc.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS

                                                                                 September 30,                   December 31,
                                                                                     1997                            1996
                                                                               ------------------             ------------------
                                                                                  (Unaudited)
Assets:
Current assets:
    Cash and cash equivalents                                                           $826,428                     $2,667,892
    Marketable securities                                                             19,738,450                      7,996,186
    Receivables                                                                          854,614
    Prepaid expenses                                                                     315,187                         57,135
    Other current assets                                                                  10,887                         12,221
                                                                               ------------------             ------------------
         Total current assets                                                         21,745,566                     10,733,434
Property and equipment, net                                                            1,157,094                        994,179
Notes receivable from officer                                                            310,371                        295,344
Other assets                                                                              51,914                        551,610
                                                                               ------------------             ------------------
         Total assets                                                                $23,264,945                    $12,574,567
                                                                               ==================             ==================
Liabilities and Stockholders' Equity (Deficit):
Current liabilities:
    Current portion of capital lease obligations                                        $300,131                       $208,571
    Accounts payable and accrued expenses                                              2,226,025                      2,225,713
                                                                               ------------------             ------------------
         Total current liabilities                                                     2,526,156                      2,434,284
Capital lease obligations, less current portion                                          208,183                        176,269
Redeemable convertible preferred stock:
Series B, $.01 par value, 2,655,138 shares authorized; 2,643,736                                                      3,963,682
    shares issued and outstanding at December 31, 1996 ($6,416,368 liquidation value)
Series C, $.01 par value, 1,445,536 shares authorized; 1,432,318 shares                                               3,251,444
    issued and outstanding at December 31, 1996 ($3,565,063 liquidation value)
Series D, $.01 par value, 1,740,002 shares authorized; 1,700,002 shares                                               5,072,575
    issued and outstanding at December 31, 1996 ($5,641,777 liquidation value)
Series E, $.01 par value, 868,329 shares authorized; 868,329 shares                                                   4,916,106
    issued and outstanding at December 31, 1996 ($4,916,106 liquidation value)
Preferred stock, $.01 par value, 0,0 and 1,000,000 shares authorized at
    December 31, 1995, December 31, 1996 and September 30, 1997.
    None issued and outstanding
Stockholders' equity (deficit):
Series A convertible preferred stock, $.01 par value, 104,388 shares                                                  1,037,664
    authorized; 93,691 shares issued and outstanding at December 31, 1996
Preferred stock, $.01 par value, 0 and 1,000,000 shares
    authorized at December 31, 1996 and September 30, 1997. None issued and outstanding
Common stock, $.01 par value, 15,000,000 shares authorized; 8,688,547                     86,885                         15,644
    and  1,564,451 shares issued and outstanding at September 30, 1997 and December 31, 1996, respectively
Additional paid-in capital                                                            32,491,919                        112,960
Accretion of redeemable convertible preferred stock to redemption value                                               (101,059)
Deficit accumulated during the development stage                                    (12,048,198)                    (8,305,002)
                                                                               ------------------             ------------------

Total stockholders' equity (deficit)                                                  20,530,606                    (7,239,793)
                                                                               ------------------             ------------------

Total liabilities and stockholders' equity (deficit)                                 $23,264,945                    $12,574,567
                                                                               ==================             ==================

See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                          Three months               Three months
                                                                                              ended                      ended
                                                                                          September 30,              September 30,
                                                                                              1997                       1996
                                                                                         ----------------           ----------------
Revenues                                                                                   $2,626,970                 $6,665,088

Operating expenses:
    Research and development                                                                2,726,900                  2,005,013
    General and administrative                                                                669,171                  1,118,971
                                                                                      ----------------           ----------------
         Total operating expenses                                                           3,396,071                  3,123,984
                                                                                      ----------------           ----------------

Operating income (loss)                                                                      (769,101)                 3,541,104

Interest expense                                                                               (8,348)                   (23,926)
Interest income                                                                               314,948                     89,004
                                                                                      ----------------           ----------------
Net income (loss)                                                                           $(462,501)                $3,606,182
                                                                                      ================           ================

Net income (loss) per share                                                                    $(0.05)                     $0.47

Shares used in computation of net income (loss) per share                                   8,684,000                  7,711,000

See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                 Period from
                                                                                                                  inception
                                                                                       Nine months           (November 29, 1988)
                                                           Nine months ended         ended September           to September 30,
                                                          September 30, 1997             30, 1996                    1997
                                                          --------------------       -----------------       ---------------------
Revenues                                                          $ 4,021,343             $ 9,635,088                $ 18,042,591
Operating expenses:
    Research and development                                        6,286,198               4,951,652                  21,588,121
    General and administrative                                      2,267,923               2,212,086                   9,197,932
                                                          --------------------       -----------------       ---------------------
         Total operating expenses                                   8,554,121               7,163,738                  30,786,053
                                                          --------------------       -----------------       ---------------------
Operating income (loss)                                            (4,532,778)              2,471,350                 (12,743,462)

Interest expense                                                      (26,807)               (273,640)                   (612,288)
Interest income                                                       816,390                 140,122                   1,323,020
                                                          --------------------       -----------------       ---------------------
Net income (loss)                                                 $(3,743,195)             $2,337,832                $(12,032,730)
                                                          ====================       =================       =====================

Net income (loss) per share                                            $(0.45)                  $0.30
Shares used in computation of
net income (loss) per share                                         8,370,000               7,711,000


See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                       Period
                                                                 Nine Months Ended      Nine Months Ended          from inception
                                                                   September 30,           September 30,        (November 12, 1988)
                                                                        1997                   1996            to September 30, 1997
                                                                 -------------------    -------------------    ---------------------
Operating activities:
Net income (loss)                                                     $ (3,743,195)            $ 2,337,832           $ (12,032,730)
Adjustments  to reconcile net loss to cash provided (used) by operating activities:
         Depreciation and amortization                                     408,173                 406,169               2,060,818
         Expenses paid with equity instruments                                                     136,526                 204,342
    Change in operating assets and liabilities:
         Accounts receivable                                              (854,614)               (665,088)               (854,614)
         Prepaid expenses, other current assets and other
          assets                                                           227,951                      32                  88,302
         Accounts payable and accrued expenses                                 312                 341,110               1,952,101
                                                                 -------------------    -------------------    ---------------------
    Net cash provided (used) by operating activities                    (3,961,373)              2,556,581              (8,581,781)

Investing activities:
Purchase of fixed assets                                                  (571,089)               (542,812)             (2,954,141)
Proceeds from lease financing of fixed assets                              302,365                  17,173               1,425,218
Purchase of marketable securities                                     (141,970,964)                                   (152,323,660)
Proceeds from sale or redemption of marketable securities              130,228,700                                     132,585,210
Issuance of notes receivable from officer                                                         (230,000)               (280,000)
                                                                 -------------------    -------------------    ---------------------
    Net cash used by investing activities                              (12,010,988)               (755,639)            (21,547,373)
                                                                 -------------------    -------------------    ---------------------


Repayment of capital lease obligations                                    (178,891)               (217,173)             (1,105,625)
Proceeds from issuance of promissory notes                                                         300,000               3,000,000
Proceeds from issuance of bridge notes                                                             600,000                 600,000
Proceeds from sale of Series B redeemable convertible
    preferred stock                                                                                                      3,941,236
Proceeds from sale of Series D redeemable convertible
    preferred stock                                                                              4,468,963               4,468,963
Proceeds from sale of Series E redeemable convertible
    preferred stock                                                                              4,882,372               4,882,372
Proceeds from sale of Series A convertible preferred stock                                                               1,037,664
Repurchase of stock from officer                                                                  (270,000)               (270,000)
Proceeds from sale of common stock                                      14,268,564                                      14,268,564
Proceeds from issuance of stock options and warrants                        41,224                  19,768                 132,408
                                                                 -------------------    -------------------    ---------------------
Net cash provided by financing activities                               14,130,897               9,783,930              30,955,582
                                                                 -------------------    -------------------    ---------------------
Increase (decrease) in cash and cash equivalents                        (1,841,464)             11,584,872                 826,428

Cash and cash equivalents at beginning of period                         2,667,892                 149,686
                                                                 -------------------    -------------------    ---------------------

Cash and cash equivalents at end of period                                $826,428             $11,734,558                $826,428
                                                                 ===================    ===================    =====================

Supplemental cash flow information:
Cash paid for interest                                                     $26,807                 $81,319                $320,351
                                                                 ===================    ===================    =====================


See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)
                     Notes to Condensed Financial Statements
                               September 30, 1997
                                   (unaudited)


1. Basis of Presentation

    The unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (the "Commission"). Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of the interim periods ended September 30, 1997 are not necessarily indicative of the results expected for the full fiscal year.

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


3. Net Income (Loss) Per Share

    Net loss per share for the three and nine month periods ended September 30, 1997 are computed using the weighted-average number of outstanding shares of common stock assuming all convertible preferred stock were converted into common stock at the beginning of the period. Common stock equivalents, consisting of options and warrants, are excluded from the calculation because they are anti-dilutive.

    Net income per share for the three- and nine-month periods ended
September 30, 1996 are proforma and computed using the weighted-average number of outstanding shares of common stock and common stock equivalents, assuming conversion of convertible stock into common stock (as of their original date of issuance). For these periods common stock equivalents are excluded from the net income (loss) per share computation when their effect is anti-dilutive; however, pursuant to the requirements of the Commission, common stock equivalent shares relating to stock options and warrants (using the treasury stock method and an assumed initial public offering price) and convertible preferred stock issued during the twelve-month period prior to the initial public offering are included for pro forma purposes, whether or not they are anti-dilutive.

    In February 1997, the Financial Accounting Standard Board (FASB) issued Financial Standards No. 128, "Earnings Per Share" (FAS 128), which simplifies the calculation of earnings per share and creates a standard of comparability to the recently issued International Accounting Standard No. 33, "Earnings Per Share". Since early application is not permitted, the Company will adopt this standard in the fourth quarter of 1997. The earnings per share calculations required under FAS 128 are not materially different from the per share calculations for the three- and nine-month periods ended September 30, 1997 as presented herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

    Since commencing operations in 1992, the Company has been engaged principally in the research and development of its contrast imaging agent product candidates as well as seeking various regulatory clearances and patent protection. The Company has had no revenues from product sales and has incurred net losses since inception through September 30, 1997 aggregating approximately $12.0 million. The Company has received revenues only in connection with various licensing and collaboration agreements.

    The Company's initial product candidate, MS-325, an injectable MRI contrast agent, is currently the Company's only product candidate undergoing human clinical trials. In 1996, the Company formed a strategic alliance with Daiichi Radioisotope Laboratories, Ltd. ("Daiichi") related to the development and commercialization of MS-325 in Japan. In 1996, the Company also formed a strategic alliance with Mallinckrodt Inc. ("Mallinckrodt") related to the development and commercialization of MS-325 worldwide, excluding Japan. The Company completed a Phase I clinical trial of MS-325 in February 1997 and commenced Phase II clinical trials of MS-325 in the second quarter of 1997. During the second quarter of 1997, the Company also formed a strategic alliance with Dyax Corp. ("Dyax") in which the parties will seek to identify and develop novel diagnostic agents for imaging blood clots.

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


Results of Operations

Comparison of Three Months Ended September 30, 1997 and 1996

    Revenues. Revenues for the three months ended September 30, 1997 were $2.6 million, as compared to $6.7 million for the three months ended September 30, 1996. The 1997 revenues included a $2.0 million milestone fee earned from Mallinckrodt and $440,000 of MS-325 development contract revenue received from Mallinckrodt. Revenues for the three months ended September 30, 1996 consisted of $6.0 million in license fees earned from Mallinckrodt and $665,000 of development contract revenue.

    Research and development expenses. Research and development expenses for the three months ended September 30, 1997 were $2.7 million, as compared to $2.0 million for the three months ended September 30, 1996. The increase largely reflects the higher costs to support advancement of MS-325 through the development program. Research and development expenses are expected to continue to increase as MS-325 continues in clinical trials and as additional costs are incurred to further develop the process for manufacturing MS-325. Additional research and development expenses are also anticipated in connection with the strategic alliance with DYAX which was formed during the second quarter of 1997.

    General and administrative expenses. General and administrative expenses for the three months ended September 30, 1997 were $669,000, as compared to $1.1 million for the three months ended September 30, 1996. The decrease was due to reduced consulting expenses and lower costs associated with the timing of patent activities. In addition, 1996 expenses included $250,000 of nonrecurring expense incurred in connection with the restructuring of a liver agent development program which was terminated by the Company in 1995. A moderate increase to general and administrative expenses is expected to be incurred in future quarters to support research and development programs and ongoing patent protection activities.

    Interest income and expense. Interest income for the quarter ended September 30, 1997 was $315,000, as compared to $89,000 for the quarter ended September 30, 1996. This increase was due to higher average cash available for investment during 1997. Interest expense for the three months ended September 30, 1997 was $8,300, as compared to $24,000 for the three months ended September 30, 1996.


Comparison of Nine Months Ended September 30, 1997 and 1996

    Revenues. Revenues for the nine-month period ended September 30, 1997 were $4.0 million as compared to $9.6 million for the corresponding period of 1996. Revenues for the nine-month period ended September 30, 1997 consisted of milestone payments of $2.0 million received from Mallinckrodt and $900,000 received from Daiichi. Revenues for the 1997 period also included $1.1 million received from Mallinckrodt and Daiichi in connection with MS-325 development contracts. Revenues for the nine-month period ended September 30, 1996 included a $6.0 million license fee received from Mallinckrodt and a $3.0 million license fee (net of 10% foreign withholding tax) received from Daiichi, each related to the formation of strategic collaborations to commercialize MS-325 in the respective territories covered by the collaboration agreements. The 1996 revenues also included $665,000 of development contract revenue received from Mallinckrodt.

    Research and development expenses. Research and development expenses for the nine-months ended September 30, 1997 were $6.3 million, as compared to $5.0 million for the nine-months ended September 30, 1996. The increase primarily reflected the added costs to support advancement of MS-325 through the development program. The increased expense was also due to additional personnel and resources to support research in the area of thrombus imaging and the advancement of the Company's core technology. Research and development expenses are expected to increase in future quarters as MS-325 continues in Phase II clinical trials.

    General and administrative expenses. General and administrative expenses for the nine-month period ended September 30, 1997 were $2.3 million, as compared to $2.2 million for the corresponding period of 1996. The increase was primarily due to higher personnel costs associated with additions to senior management as well as the increased cost to build the infrastructure needed to support development of MS-325 and new discovery programs. The additional expenses of ongoing patent protection activities as well as those of transitioning to and operating as a publicly-held company also contributed to the increase in general and administrative expenses in 1997 as compared to 1996. Partially offsetting these increases were $250,000 of nonrecurring expense incurred in 1996 in connection with the restructuring of a liver agent development program which was terminated by the Company in 1995.The Company had terminated the program after reassessing the anticipated future product development costs under the program measured against the size of the potential market for products. As a part of a negotiated termination of the agreement covering the development program, the Company paid the contracting party $250,000 and gave a nonexclusive license to the technology developed to date under the program in exchange for royalty payments on future sales of products by the contracting party.

    Interest income and expense. Interest income for the nine-month period ended September 30, 1997 was $816,000, as compared to $140,000 for the corresponding period of 1996. This increase was due to higher average cash available for investment which was due largely to the Company's initial public offering in February 1997. Interest expense for the nine-month period ended September 30, 1997 was $27,000, as compared to $274,000 for the corresponding period of 1996. The 1996 period included interest on promissory notes and bridge loans which were outstanding during the first five months of 1996.


Liquidity and Capital Resources

    The Company financed its operations from inception through September 30, 1997 primarily with $14.3 million in net proceeds from the Company's initial public offering completed in February 1997, $18.4 million from private sales of equity securities, $18.0 million received from third parties in connection with collaboration and license arrangements, $1.4 million of lease financing and $1.3 million in interest income. From inception through September 30, 1997, the Company has incurred $30.8 million of costs attributable to operating activities, including $21.6 million related to the research and development of technology and new product candidates, including MS-325.

    The Company's principal source of liquidity consists of cash, cash equivalents and marketable securities which totaled $20.6 million at September 30, 1997, as compared to $10.7 million at December 31, 1996.

    The Company is eligible to receive additional payments of $2.4 million from Daiichi upon the attainment of certain future MS-325 development milestones. Under the Company's agreement with Mallinckrodt, Mallinckrodt and the Company will generally share equally in future development costs of MS-325 up to a specified maximum amount.

    During the nine months ended September 30, 1997, the Company used approximately $8.0 million of cash for operating activities, exclusive of license fee revenues. The Company expects that its cash needs for operations will increase in future quarters due to planned clinical trials and other expenses associated with the development of MS-325 and new research and development programs.

    The Company estimates that its existing cash and cash equivalents available at September 30, 1997 will be sufficient to fund its operations through June 1998. The Company believes that it will need to raise additional funds for research, development and other expenses, through equity or debt financings, strategic allowances or otherwise, prior to commercialization of any of its product candidates. There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. The Company's future liquidity and capital requirements will depend on numerous factors, including the following: the progress and scope of clinical trials; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both United States and foreign governmental approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the extent to which the Company's products gain market acceptance; the timing and costs of product introductions; the extent of the Company's ongoing research and development programs; the costs of training physicians to become proficient with the use of the Company's products; and, if necessary, once regulatory approvals are received, the cost of developing marketing and distribution capabilities.

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

    The Company has reported only tax losses to date and therefore has not paid significant federal or state income taxes since inception. At December 31, 1996, the Company had loss carryforwards of approximately $7.3 million available to offset future taxable income. These amounts expire at various times through 2010. As a result of ownership changes resulting from sales of equity securities, the Company's ability to use the loss carryforwards is subject to limitations as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company currently estimates that the annual limitation on its use of net operating losses through May 31, 1996 will be approximately $900,000. Pursuant to Section 382 of the Code, the change in ownership resulting from the initial public offering and any other future sale of stock may limit utilization of future losses in any one year. The Company is also eligible for research and development tax credits which can be carried forward to offset federal taxable income. The annual limitation and the timing of attaining profitability may result in the expiration of net operating loss and tax credit carryforwards before utilization.

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

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

    (A) EXHIBITS

         10.1 Collaboration Agreement effective as of June 20, 1997 between Dyax Corp. and the Company. Filed herewith.

         11.1     Computation of net income (loss) per share

         27.2 Financial Data Schedule for the interim year-to date period ended September 30, 1997 (for electronic filing only).

    (B) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                EPIX MEDICAL, INC.


Date: October 21, 1997                          By: /s/ Jeffrey R. Lentz
                                                    --------------------

                                                Jeffrey R. Lentz,
                                                Chief Financial Officer and
                                                Vice President, Finance and
                                                Administration
                                                (Principal Financial Officer and
                                                Accounting Officer)

                                  EXHIBIT INDEX


Number      Description
------      -----------
10.1        Collaboration  Agreement  between the  Registrant  and DYAX Corp.  effective as of June 20, 1997.  Filed herewith.
11.1        Computation of net income (loss) per share
27.2        Financial data schedule for the interim  year-to-date  period ended  September 30, 1997 (for  electronic filing only).
99.1        Important Factors Regarding Forward-Looking Statements filed as Exhibit 99.1 to the Company's Annual
            Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.