Form 10-K
period 1997-12-31
EPIX MEDICAL INC
filed 1998-03-27
CIK 1027702

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

      [X] Annual report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

                                       or

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

              For the transition period from ________ to _________.

                         Commission File Number 0-21863
                                                -------
                               EPIX Medical, Inc.
                               ------------------
             (Exact name of Registrant as Specified in its Charter)


              Delaware                               04-3030815
    --------------------------------    -------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

          71 Rogers Street
      Cambridge, Massachusetts                         02142
 ---------------------------------------        -------------------
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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market, of voting stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) at March 11, 1998 was $155,018,000.

         As of March 11, 1998, 11,274,054 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS DESCRIPTION

General

EPIX Medical, Inc. ("EPIX" or the "Company") is developing targeted contrast agents both to improve the capability and expand the use of magnetic resonance imaging ("MRI") as a diagnostic tool for a variety of diseases. The Company was incorporated in Delaware in 1988 and commenced operations in 1992.


Background

The Company is developing targeted contrast agents both to improve the capability and expand the use of MRI as a tool for diagnosing human disease. The Company's principal product under development, MS-325, is an injectable vascular contrast agent designed for multiple vascular imaging indications, including coronary artery disease ("CAD") and peripheral vascular disease ("PVD"). The Company believes that MS-325 will significantly enhance the quality of images and provide physicians with a clinically superior, noninvasive (i.e., no more invasive than a peripheral intravenous injection ("I.V.")) and cost-effective method for diagnosing cardiovascular disease. The Company further believes that MS-325 will simplify the diagnostic pathway for a number of cardiovascular diseases and in many cases replace highly invasive (i.e., more invasive than a peripheral I.V. up to and including a surgical procedure) and expensive X-ray angiography, which is currently considered the definitive diagnostic exam for assessing cardiovascular disease. The Company is also investigating additional imaging indications for MS-325, including pulmonary embolism and myocardial perfusion. EPIX has entered into strategic alliances with Mallinckrodt and Daiichi for the development and commercialization of MS-325 and other vascular contrast agents.

The Company completed a Phase I clinical trial of MS-325 in February 1997 and no clinically significant adverse events were reported. The Phase I clinical trial yielded images and signal duration and intensity consistent with the Company's belief that MS-325 enhanced MRI used earlier in the diagnostic pathway will provide physicians with diagnostic information clinically equivalent to X-ray angiography. The Company is currently conducting a Phase II clinical trial to test the safety and preliminary efficacy of MS-325 for the evaluation of PVD and a Phase II clinical trial to test the safety and feasibility of MS-325 for the evaluation of CAD. In each of these clinical trials, the Company is comparing MS-325 enhanced MRI to conventional X-ray angiography, the current reference standard. In addition, in January of 1998, the Company initiated a Phase II clinical trial to test the safety and feasibility of MS-325 for detecting breast cancer.

The use of MRI has grown steadily over the past 10 years due to reduced cost and improved imaging capabilities and now provides an effective diagnostic modality for a broad range of applications. MRI manufacturers have improved the hardware and software of their systems, reducing the time per procedure drastically while significantly enhancing resolution. While MRI is currently used extensively to image many organs and tissues in the body, its use in imaging the arteries and veins has been limited. Prior attempts to develop contrast agents to facilitate the clinical usefulness of MRI, particularly for coronary arteries, have had limited success. Unlike most currently available MRI contrast agents, which are non-specific, MS-325 is a targeted intravascular contrast agent designed to bind to albumin, the most common blood protein. Because of its affinity for albumin, MS-325 remains at high concentrations in the bloodstream throughout the MRI exam and, consequently, provides the image acquisition time and signal strength needed to obtain a high contrast, high resolution image of the cardiovascular system. Like most currently available non-specific contrast agents, MS-325 is designed to be excreted safely through the kidneys over time. EPIX believes that the advantages of MS-325, coupled with the reduced cost and improved imaging capabilities of MRI, will lead to significantly expanded use of MRI to diagnose cardiovascular and other diseases.

Magnetic Resonance Imaging Background

In an MRI exam, images are obtained by placing a portion of the patient's body in a magnetic field and applying safe, low-energy radio waves. The different organs and tissues in the body respond uniquely to the MRI's electromagnetic field and these responses are then scanned and converted into a three-dimensional image. MRI can easily provide high contrast, high resolution images of anatomy deep inside the body.

The use of MRI, which was developed in the 1970s, has grown steadily over the past decade due to declining costs, increased clinical effectiveness, reduced exam times and more comprehensive coverage by third-party payors. As an example, a standard MRI brain exam, which in 1985 required 60 minutes and cost approximately $1,500, now takes only 30 minutes, costs less than half as much and can identify tumors that are over 50% smaller than those detectable in 1985. The installed base of MRI scanners in the United States grew from fewer than 400 scanners in 1985 to over 3,900 in 1996, during which year there were over 8.5 million MRI exams performed.

Underlying the economic and clinical advancement of MRI is the consistent and rapid technological progress achieved by MRI equipment manufacturers such as General Electric, Philips and Siemens. Over the past 10 years, MRI equipment manufacturers have achieved significant improvements in both MRI hardware and software while reducing the price of a new machine by more than 35%. The primary hardware components in an MRI scanner are the magnet, gradients, radio frequency coils and computer processors and memory. Since 1985, gradients have quadrupled in speed and power, and enhancements in radio frequency coils have improved the signal-to-noise ratio by over 100%. Improvements in computer processors, memory and software, including new techniques to improve scanning, image processing and motion compensation, have been even more dramatic.

Images obtained in certain applications of MRI can be enhanced through the use of contrast agents. Contrast agents are injected into a vein in the patient's arm prior to a scan and are designed to amplify the contrast between various tissues, organs and anatomic structures. Currently available MRI contrast agents are primarily non-specific gadolinium compounds which diffuse throughout the body following injection. They are effective at enhancing images of certain tissue types, primarily in the brain and spine, but lack the efficacy to be clinically useful for many vascular applications. Non-specific contrast agents are used in an estimated 25% of MRI exams and their usage has grown by more than 60% over the last five years.

MRI has been established as the imaging modality of choice for a broad range of indications, including brain tumors, many spinal disorders and knee injuries. Nevertheless, MRI has been used sparingly as an imaging modality for the vascular system due to its limited ability to image arteries and veins in patients. In particular, cardiac motion currently precludes clinically significant MRI of the coronary arteries. Several leading MRI manufacturers, academic centers and others are developing hardware and software solutions to the problem of cardiac motion. In both CAD and PVD, clinically significant magnetic resonance images of the arterial anatomy are also limited by MRI's inability to provide sufficient contrast between the arteries and the surrounding tissues. Further, MRI exams using the existing non-specific contrast agents are limited by the rapid diffusion of these agents out of the vascular system, which reduces the time during which an image can be acquired. Consequently, many experts believe MRI contrast agents which remain in the vascular system for extended periods of time will be necessary to obtain sufficient contrast for widespread clinical use of MRI to image the vascular system.


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

MS-325: Cardiac Indications

Background. It is estimated that over 500,000 people in the United States die of CAD each year, making it the leading cause of death. CAD is characterized by the accumulation of plaque on the arterial walls, leading to a disruption in blood flow to the heart muscle. This interruption of blood to the heart can cause ischemia (lack of oxygen) or infarction (death of heart tissue) and result in significant morbidity or death. In order to diagnose a patient who exhibits apparent symptoms of CAD, prescribe an effective treatment and monitor the results of intervention, a physician often requires information on the anatomy and function of the heart and, specifically, the coronary arteries. Due, in part, to the lack of cost-effective, noninvasive, comprehensive diagnostic imaging procedures, diagnosis of CAD is currently a complex and expensive process. Based on independent sources, the Company believes that in 1996 over
6.0 million patients in the United States underwent over 11.0 million various diagnostic tests for the diagnosis of CAD at an estimated cost of over $7.0 billion. The Company believes that MRI-based cardiac evaluations using MS-325 would simplify the process of diagnosing CAD, significantly improving patient outcomes and lowering total medical costs.

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



It is estimated that over 6.75 million patients enter the CAD diagnostic pathway in the United States each year after experiencing chest pain or shortness of breath. An electrocardiogram ("EKG") is often performed at this stage. Approximately 7% of these patients present with severe pain and acute or critical ischemia and are immediately triaged for treatment. For the remaining 93%, the physician completes a work-up, history and physical exam to determine whether the patient exhibits symptoms consistent with CAD and has any of the risk factors for CAD, such as smoking, high cholesterol, family history, excess weight, diabetes or high blood pressure. A patient with an abnormal EKG or significant risk factors will likely be referred to a cardiologist for further testing. The cardiologist will typically continue the work-up with an exercise stress test. Based on EKG and exercise stress test results, CAD is ruled out for approximately 42% of all patients entering the diagnostic pathway. For the remaining 51% of all patients, results of the exercise stress test are indeterminate and the cardiologist generally will perform a stress echocardiogram and/or a nuclear stress perfusion study. Approximately 60% of patients undergoing these tests receive either drug therapy or no further treatment. For the remaining 40% of patients for whom the stress echocardiogram or a nuclear stress perfusion study is positive or indeterminate, a coronary X-ray angiogram is often prescribed. Approximately 50% of the patients who receive coronary X-ray angiograms are either treated with drugs or require no therapy. If the coronary X-ray angiogram indicates surgically correctable disease, the patient will be scheduled for a percutaneous transluminal coronary angioplasty ("PTCA"), a procedure designed to enlarge partially blocked arteries, or referred to a cardiac surgeon for a coronary artery bypass graft ("CABG"), a surgical procedure designed to circumvent a blocked or partially blocked artery or arteries with a vascular graft.

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

o Stress echocardiograms use transthoracic ultrasound to measure motion of the walls of the heart under physical or pharmacological stress. In most cases, a lack of blood flow to a particular area of the heart will be reflected in atypical motion of the heart wall. The test is noninvasive and costs between $300 and $900. While a normal stress echocardiogram usually eliminates the possibility of blockages which significantly decrease blood flow, the test is often inconclusive and provides no information on the anatomy of the coronary arteries. It is estimated that over 800,000 stress echocardiograms were performed in the United States in 1996 at an estimated cost of over $250 million.

o Nuclear stress perfusion studies, which measure the flow of blood to cardiac tissue, can be used either as the critical diagnostic test prior to X-ray angiography or to confirm the impact on blood flow of an intermediate blockage identified through X-ray angiography. These tests are noninvasive, use small quantities of ionizing radiation and cost between $600 and $1,400. A patient is injected with a radiopharmaceutical and then a gamma camera is used to detect uptake of the agent in the heart muscle. A deficiency in blood flow to particular regions of the heart is shown on the resultant images. While the test can identify the effects of CAD, it provides no information on the anatomy of the coronary arteries and it cannot determine the location of blockages. It is estimated that over 2.7 million nuclear stress perfusion studies were conducted in the United States in 1996 at an estimated cost of more than $1.9 billion.

o Coronary X-ray angiography is currently considered by many to be the definitive diagnostic exam for imaging the coronary artery anatomy. It uses conventional X-ray technology enhanced with iodinated contrast media. Coronary X-ray angiography is highly invasive and costs between $2,000 and $6,000 per procedure. The procedure requires an interventional cardiologist to puncture the femoral artery in the patient's groin area and feed a catheter up into the patient's heart. During X-ray imaging, up to 100 milliliters of contrast media are injected into the catheter, effectively replacing blood flow in the heart and associated arteries for approximately two seconds. This cardiac catheterization must be performed in a surgical setting and requires patient monitoring for at least six hours after the procedure. Approximately 5% of patients undergoing a coronary X-ray angiogram experience serious side effects, including renal failure, limb loss and death, which may be caused by both the insertion of the catheter and the high dosage of iodinated radio-opaque dye. In addition, coronary X-ray angiography does not always provide sufficient information for clinical decision-making. While the procedure identifies the location of arterial blockages, in many cases it cannot conclusively determine their impact on blood flow. Therefore, for many blockages, a nuclear stress perfusion study must be performed to enable the physician to make a definitive diagnosis. Due to the expensive nature of coronary X-ray angiography, its high risk of complications, and the fact that approximately 50% of the patients undergoing coronary X-ray angiograms ultimately are diagnosed as having conditions that do not warrant invasive therapy, physicians employ a battery of tests to triage patients in an effort to avoid this procedure. However, because a diagnostic coronary X-ray angiogram is currently the only test that can image the coronary artery anatomy, it is estimated that approximately 1.4 million such procedures were performed in the United States in 1996 at an approximate cost of more than $3.8 billion.

The EPIX Approach to CAD Diagnosis. The Company believes that MS-325, coupled with anticipated advances in software and hardware for MRI equipment, will enable physicians to use MRI to perform a noninvasive, integrated cardiac exam for the diagnosis of CAD. Such a procedure will be designed to provide information on coronary artery anatomy, including location of arterial blockages, as well as cardiac perfusion and cardiac function data, in one sitting early in the diagnostic pathway. Because the procedure is intended to provide physicians with more comprehensive diagnostic information at an earlier stage of the diagnostic pathway, physicians will be able to make a more informed diagnosis, and arrange for appropriate patient treatment, sooner than would otherwise be possible, thereby achieving better patient outcomes at a lower cost. The Phase I clinical trial yielded images and signal duration and intensity consistent with the Company's belief that MS-325 enhanced MRI used earlier in the diagnostic pathway will provide physicians with diagnostic information clinically equivalent to X-ray angiography. Although several leading MRI equipment manufacturers, academic centers and others are developing advanced hardware and software, there can be no assurance when, or if, these techniques will enable MS-325 to provide clinically relevant images in cardiac indications currently being pursued. Figure 2 below outlines the EPIX approach to the diagnosis of CAD.

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

The Company believes that the use of MS-325 enhanced MRI to perform integrated cardiac exams will simplify and improve the diagnostic work-up for CAD by enabling noninvasive cardiologists (approximately 80% of all cardiologists) to visualize the coronary arteries noninvasively early in the work-up. Under the EPIX approach for CAD assessment, a patient who has an indeterminate EKG and exercise stress test would be referred for a noninvasive, integrated cardiac exam. Unlike the invasive nature of coronary X-ray angiography, the patient would receive a single injection of MS-325 in a vein in the arm prior to the exam and then enter the MRI scanner. The exam is expected to provide the physician with three-dimensional anatomic detail of the coronary arteries as well as the perfusion and functional information currently provided by stress echocardiograms and nuclear stress perfusion studies. Based on the results of the MS-325 enhanced MRI integrated cardiac exam, the cardiologist would either prescribe no treatment, prescribe drug therapy or refer the patient to an interventional cardiologist (i.e., a cardiologist who performs invasive procedures) for a PTCA or surgical planning for a CABG. Because the MS-325 enhanced MRI exam is expected to provide all of the anatomic information currently provided by a coronary X-ray angiogram, the need for coronary X-ray angiography as a diagnostic tool would be reduced. Only in the limited number of cases where CABG is deemed necessary would the patient be subjected to invasive coronary X-ray angiography for surgical planning.

The Company believes that the EPIX simplified diagnostic pathway could result in significant cost savings to the United States healthcare system for the diagnosis of CAD. These savings are predicated on providing noninvasive coronary artery anatomic information earlier in the CAD work-up. In 1996, for the over
3.44 million patients in the United States completing the traditional diagnostic pathway, the total cost of the diagnostic work-up for CAD was more than $5.4 billion. Under the EPIX approach to diagnosis of CAD, both stress echocardiograms and nuclear stress perfusion studies could be eliminated. In addition, because an MS-325 enhanced MRI exam is expected to provide physicians with anatomic information early in the CAD work-up, the Company believes that 50% of the patients who undergo coronary X-ray angiography but do not ultimately require invasive therapy would be able to avoid a coronary X-ray angiogram. The estimated total cost for the 3.44 million patients completing the EPIX diagnostic pathway for CAD would be $3.2 billion, yielding approximately $2.2 billion in savings to the United States healthcare system based on estimated 1996 procedure costs.

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


Post-Intervention Monitoring and "Relooks." The Company believes that, after either a PTCA or a CABG, optimal patient management would include follow-up exams to determine re-forming of blockages ("restenosis") as well as proper functioning of grafts. However, while it is estimated that more than 400,000 PTCAs and 500,000 CABGs were performed in the United States in 1996, only a small proportion of the patients undergoing these procedures received follow-up coronary X-ray angiography ("relooks"). The Company estimates that there are currently over 2.7 million patients who have undergone a CABG and over 2.1 million patients who have undergone a PTCA who are potential candidates for a periodic relook. Due to the risk, discomfort and expense associated with coronary X-ray angiography, follow-up imaging currently is limited, which can lead to increased patient management costs and poorer outcomes due to undiagnosed restenosis and other complications. The Company believes that the availability of MS-325 may lead to an increase in follow-up exams using MRI. Furthermore, the Company believes that MS-325 would enable noninvasive cardiologists to visualize the coronary arteries of the over 300,000 patients who are treated with thrombolytic therapy (streptokinase and TPA) each year.


MS-325: Peripheral Vascular Indications

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

Traditional Approach to PVD Diagnosis. A patient with PVD may present with a wide range of symptoms, such as leg pain, gangrene, hypertension, renal failure, stroke or transient ischemic attack ("TIA"), a brief episode of cerebral ischemia usually characterized by blurred vision, slurred speech, numbness or paralysis. The appropriate initial diagnostic tests vary according to the particular PVD indication. Traditional imaging modalities for diagnosing PVD, such as ultrasound, nuclear medicine and CT, frequently do not provide definitive diagnostic information. For example, ultrasound and renal nuclear scans have poor image quality, leading to exams which are frequently indeterminate. CT can be used for certain peripheral vascular indications, but can only image a limited area during each scan due to the large amounts of potentially toxic X-ray contrast media required.

With the exception of imaging carotid arteries, MRI has not made a significant impact on the diagnosis of PVD to date. Non-contrast MRI exams of the vascular system, which measure blood flow and do not image anatomy, are often ineffective when used in patients with disease because of their limitations in imaging the blood flow associated with PVD, which may be either minimal or turbulent. Even for the imaging of carotid arteries, where flow-based MRI has had a substantial clinical impact, the lack of direct anatomic data limits the ability of MRI to provide a quantitative measurement of stenosis required for accurate diagnosis. MRI exams using existing non-specific contrast agents are limited by the rapid diffusion of the agents out of the vascular system.

As with the diagnostic work-up of CAD, a peripheral X-ray angiogram is generally considered to be the definitive diagnostic exam for peripheral vascular indications. In the work-up of PVD of the lower extremities, for example, the patient typically presents with leg pain, gangrene or limited mobility. The surgeon checks the patient's pulse in the ankles and performs two noninvasive exams, impedance plethysmography and ankle brachial index measurements, which can confirm that the patient has PVD and often localizes the disease within the limb. An ultrasound exam is sometimes performed at this stage. Peripheral X-ray angiography is then performed to visualize the extent of the disease and to plan for surgery. Like coronary X-ray angiograms, peripheral X-ray angiograms are performed in a surgical setting and involve the puncture of the femoral artery in the groin area, the placement of a catheter in the artery and the replacement of blood by X-ray contrast media. While peripheral X-ray angiograms have slightly lower morbidity rates compared to coronary X-ray angiograms, the risks are significant with complications, including limb loss and renal failure, occurring at a rate of 1.7%. The cost of peripheral X-ray angiography is estimated to range from less than $1,000 to almost $3,000 per procedure. Despite the drawbacks of peripheral X-ray angiography, approximately 1.9 million of these procedures were performed in the United States in 1996. Figure 4 below outlines the traditional diagnostic pathway for various forms of PVD.

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

--------------------------------------------------------------------------------

The EPIX Approach to PVD Diagnosis. The Company believes that the use of MS-325 enhanced MRI will simplify and improve the PVD diagnostic pathway by enabling radiologists to visualize peripheral arteries noninvasively early in the work-up with resolution sufficient to provide a definitive diagnosis and surgical plan. Although several available MRI contrast agents also provide high resolution, they diffuse out of the cardiovascular system rapidly, making it difficult to obtain detailed anatomic images beyond a limited area. MS-325 is designed to remain in the blood vessels for over an hour providing sufficient time for detailed images of large portions of the vascular system. By significantly increasing the contrast of the vascular system and using the MRI equipment currently in widespread use, the Company believes that MS-325 will enable MRI to overcome the principal problem that has limited its clinical effectiveness in evaluating PVD.

An MS-325 enhanced MRI exam is intended to provide sufficient anatomic detail for a definitive diagnosis and the anatomic data necessary for surgical planning. Unlike peripheral X-ray angiography which, due to its invasive and painful nature, high cost and risk of complications, is often deferred in favor of noninvasive, often inconclusive exams, an MS-325 enhanced MRI exam is intended for use early in the PVD work-up. The Phase I clinical trial yielded images and signal duration and intensity consistent with the Company's belief that MS-325 enhanced MRI used earlier in the diagnostic pathway will provide physicians with diagnostic information clinically equivalent to peripheral X-ray angiography. Consequently, the Company believes that MS-325 enhanced MRI exams would not only replace a large portion of the approximately 1.9 million peripheral X-ray angiograms performed in the United States each year, but would also be used in a significant number of instances where ultrasound, nuclear medicine or other noninvasive modalities are currently employed but lack definitive diagnostic capability as described above. Based upon estimated 1996 procedure costs, the Company believes that the use of MS-325 enhanced MRI to diagnose PVD could yield savings to the United States healthcare system of nearly $1.0 billion.

Thrombosis is another vascular disease outside the heart that is diagnosed with a variety of radiological imaging techniques. Commonly referred to as "blood clots," thrombosis can occur in the legs, arms, pelvis, lungs and neck, and is the cause of over 400,000 deaths per year in the United States. Blood clots can cause death from a pulmonary embolus (an obstruction in the pulmonary vasculature), stroke or heart attack. Ultrasound and nuclear stress perfusion studies are used early in the work-up in an attempt to defer peripheral X-ray angiography because of cost, mortality and complications. These noninvasive modalities are often indeterminate. Although limited in use because of the mortality and complication rate, peripheral X-ray angiography, as in PVD, continues to be considered by many to be the definitive diagnostic tool. The Company believes that an MS-325 enhanced MRI exam will be able to noninvasively provide diagnostic information which is clinically equivalent to peripheral X-ray angiography for the diagnosis of blood clots in selected cases.


MS-325: Breast Cancer Indication

Background and Current Approach to Breast Cancer Diagnosis. Breast cancer afflicts approximately 145,000 women in the United States each year and is the second leading cause of death in women, resulting in over 40,000 deaths annually. Mammography is currently the primary means of screening for breast cancer and over 20 million mammograms are performed each year in the United States. Between 10% and 15% of mammograms, however, are indeterminate and further testing is required. Furthermore, approximately 20% to 25% of mammograms provide sub-optimal information either because of dense breast tissue or fibrocystic disease. The definitive diagnostic tests for breast cancer are surgical excision or core biopsy, both of which are highly invasive procedures and cost between $2,000 and $3,000 and between $500 and $1,000 per procedure, respectively. Only 20% of the excisional and core biopsies indicate malignant disease, suggesting that as many as 80% of these surgical procedures are performed unnecessarily.

The EPIX Approach to Breast Cancer Diagnosis. The Company believes that MS-325 enhanced MRI could provide a non-invasive means of detecting breast cancer due primarily to the ability of MS-325 enhanced MRI to image angiogenesis, which is an early indicator of malignant tumors and is characterized by abnormal growth of blood vessels. In particular, the Company believes that MS-325 enhanced MRI would assist physicians in diagnosing breast cancer in the approximately 4.0 million women who have sub-optimal mammograms each year. Furthermore, the Company believes MS-325 enhanced MRI may enable physicians to discriminate between benign and malignant tumors in the approximately 1.0 million women who currently undergo a biopsy.



Business Strategy

         The Company's objective is to become a worldwide leader in MRI contrast agents by pursuing a strategy based on commercializing MS-325 and developing new applications for its proprietary technology platform. The Company's key business objectives are to:

Establish the safety and clinical utility of MS-325 for multiple vascular imaging indications. The Company is conducting Phase II clinical trials to test the safety and preliminary efficacy of MS-325 for the evaluation of PVD and the safety and feasibility of MS-325 for the evalulation of CAD. . In each of these clinical trials, the Company is comparing MS-325 enhanced MRI to X-ray angiography, the current reference standard. In addition, in January 1998 the Company commenced a Phase II clinical trial to test the safety and feasibility of MS-325 for detecting breast cancer. The Company also intends to conduct future additional clinical trials for other indications.

Achieve market acceptance of MS-325. The Company intends to collect pharmacoeconomic and clinical data that demonstrates that MS-325 enhanced MRI is superior to the traditional diagnostic pathway. Through its strategic partners' extensive worldwide marketing and sales networks, the Company intends to present this data to both physicians and third-party payors. The Company believes that third-party payors will promote the use of MS-325 because of its potential for substantial clinical benefits and cost savings. The Company also intends to further the market acceptance of MS-325 enhanced MRI by coordinating its development efforts with the development efforts of leaders in the MRI equipment industry. In January 1998 the Company entered into a collaboration agreement with General Electric Medical Systems. The major objective of the collaboration is to develop technologies and protocols which improve and expand the use of MRI for cardiovascular imaging.

Develop new targeted MRI contrast agents. In addition to evaluating the use of MS-325 in diagnosing thrombosis, the Company is developing thrombosis-specific MRI contrast agents based on its proprietary technology platform. The Company is also pursuing a discovery program for functional brain imaging.

Maximize the value of strategic alliances. The Company currently has strategic alliances with Mallinckrodt and Daiichi. The Company entered into these alliances, and will seek to enter into future strategic alliances with pharmaceutical, imaging agent and MRI equipment industry leaders, in order to obtain access to resources and infrastructure to leverage the Company's strengths.


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


Receptor-Induced Magnetic Enhancement

Receptor-induced magnetic enhancement ("RIME") technology, which was developed by Dr. Randall Lauffer, the Company's founder and Chief Scientific Officer, while at Massachusetts General Hospital ("MGH"), allows targeting of a contrast agent to particular tissue and fluid types in the body while simultaneously multiplying the signal enhancing effect of the agent and is now exclusively licensed by the Company under patents held by MGH. RIME technology involves the design of metal complexes that bind to particular proteins and receptor molecules in the body. This binding causes increased concentration and retention of the contrast agent in the specific tissues and fluids that contain targeted receptor molecules. The binding also causes a special magnetic effect based on the complex biophysics of MRI contrast agents. One of the factors that determines an MRI contrast agent's signal enhancing effect is its rotation, or tumbling rate, in solution. When an agent binds to a large molecule through the RIME process, the agent's tumbling rate decreases substantially, resulting in a corresponding increase in the strength of the agent's magnetic signal, which is detectable by MRI.


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

EPIX Products and Development Programs

The Company's lead product candidate, MS-325, is a targeted vascular contrast agent intended for use with MRI. MS-325 is a gadolinium-based small molecule chelate which is engineered with the Company's proprietary RIME technology and designed to bind to albumin, the most common blood protein. In an image enhanced by MS-325 using standard MRI techniques, the blood, which is infused with gadolinium, gives off a strong magnetic signal and appears bright while the surrounding tissue gives off a very low magnetic signal and appears dark. Because of its affinity for albumin, MS-325 remains at high concentrations in the bloodstream throughout the MRI exam and, consequently, provides the image acquisition time and signal strength needed to obtain a high contrast, high resolution image of the cardiovascular system. Like most currently available non-specific contrast agents, MS-325 is designed to be excreted safely through the kidneys over time.

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

The Company completed a Phase I clinical trial of MS-325 in February 1997 and a Phase I dose escalation study in the first quarter of 1998. No clinically significant adverse events were reported for these Phase I trials.

In June 1997, the Company commenced a Phase II clinical trial to test the safety and preliminary efficacy of MS-325 for the evaluation of PVD in the carotid, iliac and femoral arteries. Patient enrollment for this trial concluded in March 1998. This Phase II trial was conducted at multiple clinical sites and involved a blinded administration of several dose levels to 80 patients. In the trial, MS-325 enhanced MRI is being compared to conventional X-ray angiography, the current reference standard, to determine the location and degree of stenotic lesions. The Company believes, based on the initial images available from this trial, that MS-325 might aid in the identification and evaluation of stenotic lesions, although any comparisons to X-ray angiography will not be available until completion of the trial. The Company anticipates that the final audit of the Phase II data for the PVD trial will be completed in the first half of 1998.

In September 1997, the Company commenced a Phase II clinical trial to test the safety and feasibility of MS-325 for the evaluation of CAD. This Phase II clinical trial is being conducted at multiple sites and will involve the administration of MS-325 to approximately 105 patients. As with the Phase II PVD trial, MS-325 enhanced MRI will be compared to X-ray angiography, the current reference standard, to determine the location and degree of stenotic lesions. The Company anticipates that the final audit of the Phase II data for the CAD trial will be completed in 1998.

In January 1998 the Company commenced a Phase II clinical trial to test the safety and feasibility of MS-325 for detecting breast cancer. The Company believes that, based on the physical properties of MS-325 and preclinical studies, MS-325 has potential application as part of a noninvasive imaging procedure that would assist physicians in identifying breast cancer in patients who are at high risk or who have had indeterminant mammograms. Another potential application for MS-325 in the diagnosis of breast cancer is in defining the size of malignant lesions.

Other Research and Development Programs

Thrombosis Imaging. The Company intends to develop novel contrast agents for imaging thrombosis, commonly referred to as "blood clots." These clots can occur in the legs, pelvis, or occasionally the arms where they are referred to as deep vein thrombosis ("DVT") and can migrate to the lungs where they are referred to as pulmonary emboli ("PE"). The Company is seeking to develop a targeted contrast agent and protocol that would enable MRI to illuminate blood clots against a dark background. The Company believes that its proprietary technology platform could also enable MRI to differentiate old and new clot formations and that such a product would change the diagnostic pathway for many of the conditions associated with thrombotic disease, including PE and DVT. The Company recently formed a strategic alliance with Dyax Corp. ("Dyax") to develop novel contrast imaging agents for the diagnosis of severe blood clots in the lungs and legs. See "--Strategic Alliances--Dyax Corp." The Company believes that use of the new approach would lead to better medical outcomes due to earlier definitive diagnosis. Early diagnosis is especially important for clots in the pelvis and vena cava, the large vein through which blood returns to the heart, because of their increased likelihood of migrating to the lungs where the clots can be fatal. The Company believes that such contrast agents could eliminate the need for selected ultrasound and nuclear medicine studies of thrombosis while providing, noninvasively, diagnostic information which is clinically equivalent to that provided by peripheral X-ray angiography.

Functional Brain Imaging. Functional brain imaging involves measuring small changes in the brain to, in effect, watch the brain function in real time. Investigators at a number of institutions have developed a new brain imaging technique using MRI. Even in its present experimental form, the technique is being adopted by many leading neuroscience centers throughout the world. The technique detects small increases in blood volume or flow that accompany the greater metabolic activity in stimulated brain regions, thus allowing one to watch, in real time, different regions of the brain "light up" as a person thinks, moves or views objects. At present, studies are being conducted using a specialized MRI technique which does not employ a contrast agent. However, these studies are currently difficult to interpret since blood flow changes induced by cognitive activity are subtle and associated signals are weak. Clinical applications of functional brain imaging are potentially broad, including pre-surgical planning, neurodegenerative disease diagnosis and psychiatry.

EPIX is currently conducting preliminary research to evaluate the feasibility of developing an agent that would be able to magnify the signal from small volume changes in blood flow to particular areas of the brain. The Company believes that such a contrast agent could potentially enable MRI scans of brain function.


Strategic Alliances

The Company's strategy includes entering into alliances with leaders in the pharmaceutical, diagnostic imaging and MRI equipment industries to facilitate the development, manufacture, marketing, sale and distribution of its products. To date, the Company has formed strategic alliances with Mallinckrodt and Daiichi for the development and commercialization of MS-325, and with Dyax to develop novel contrast agents for the diagnosis of severe blood clots in the lungs and legs.

Mallinckrodt Inc.

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

The Company received a $6.0 million license fee upon execution of the agreement with Mallinckrodt and received an additional $2.0 million milestone payment in July 1997. Mallinckrodt and the Company will generally share equally in the worldwide, excluding Japan, development and manufacturing scale-up and product launch costs of MS-325 and all future MRI vascular agents which may be covered by the agreement. The parties' current obligations with respect to MS-325 development costs are limited to a specified amount. Under the arrangement, the Company will share in future operating profits, if any.

The agreement provides that Mallinckrodt may not independently develop, market or sell any MRI vascular agent worldwide except Japan other than those that are part of the collaboration without the approval of the joint steering committee.


Daiichi Radioisotope Laboratories, Ltd.

Pursuant to a development and license agreement, which was entered into in March 1996, the Company granted Daiichi an exclusive license to develop and commercialize MS-325 in Japan. Under this arrangement, Daiichi will assume primary responsibility for clinical development, regulatory approval, marketing and distribution of MS-325 in Japan. The Company retained the right and obligation to manufacture MS-325 for development activities and commercial sale under the agreement. However, Daiichi may, under certain circumstances, elect to formulate MS-325 purchased from the Company into a final product. The agreement imposes certain development due diligence obligations on both parties and marketing due diligence obligations on Daiichi. The agreement may be terminated by Daiichi upon 30 days prior written notice if Daiichi determines in its reasonable opinion that MS- 325 lacks clinical efficacy, presents serious side effects or otherwise exhibits unacceptable properties. In connection with this strategic alliance, the Company received an up-front fee from Daiichi in the amount of $3.0 million and earned a $900,000 milestone payment in June 1997. Daiichi will be required to make future payments to EPIX up to an aggregate amount of $2.4 million upon the achievement of certain MS-325 development milestones. Daiichi also made a $5.0 million equity investment in the Company and is required to make royalty payments to the Company on net sales of MS-325 in Japan.


Dyax Corp.

The Company and Dyax have formed a strategic alliance to develop novel contrast imaging agents for the diagnosis of severe blood clots in the lungs and legs. The companies will jointly identify and develop compounds that specifically target PE and DVT for use as in vivo MRI and nuclear medicine imaging agents for the diagnosis of these disorders.

Under the terms of the agreement, the two companies have agreed to use Dyax's proprietary phage display technology to identify peptides that specifically bind to PE and DVT. The Company will fund the phage display screening program and provide expertise in MRI contrast technology for development of MRI-specific imaging agents. Dyax will assume primary responsibility for developing agents for use in nuclear medicine. Dyax will receive royalties on sales of MRI products, and the Company will receive royalties on sales of nuclear medicine products resulting from this collaboration.

Other

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


Competition

The healthcare industry is characterized by extensive research efforts and rapid technological change, and there are many companies that are working to develop products similar to the Company's. There are currently no FDA-approved targeted vascular contrast agents for use with MRI. However, there are a number of non-specific MRI agents approved for marketing in the United States and certain foreign markets that are likely to compete with the Company's products for certain applications. Magnevist(R) by Schering-AG, Dotarem(R) by Guerbet, S.A., Omniscan(R) by Nycomed Imaging ASA (Nycomed), and ProHance(R) by Bracco S.p.A. are all such products. The Company is aware of only one agent under development, Nycomed's NC100150, that is being evaluated for use in vascular imaging using MRI. There can be no assurance that the Company's competitors will not succeed in the future in developing products that are more effective than any that are being developed by the Company. The Company believes that its ability to compete within the MRI contrast agent market is dependent on a number of factors, including the success and timeliness with which it completes FDA trials, the breadth of applications, if any, for which it receives approval, and the effectiveness, cost, safety and ease of use of the Company's products in comparison to the products of the Company's competitors. The success of the Company will also be based on physician acceptance of MRI as a primary imaging modality for certain cardiovascular and other applications. See "Risk Factors--Uncertainty of Market Acceptance of Technology and Products."

The Company has many competitors including pharmaceutical, biotechnology and chemical companies, a number of which, including two of the Company's strategic partners, are actively developing and marketing products that, if commercialized, would compete with the Company's product candidates. Many of these competitors have substantially greater capital and other resources than the Company and may represent significant competition for the Company. Such companies may succeed in developing technologies and products that are more effective or less costly than any of those that may be developed by the Company, and such companies may be more successful than the Company in developing, manufacturing and marketing products. Furthermore, there are several well-established medical imaging modalities that currently compete, and will continue to compete, with MRI, including X-ray angiography, CT, nuclear medicine and ultrasound. Other companies are actively developing the capabilities of the competing modalities to enhance their effectiveness in cardiovascular system imaging. There can be no assurance that the Company will be able to compete successfully in the future or that developments by others will not render MS-325 or the Company's future product candidates obsolete or non-competitive or that the Company's collaborators or customers will not choose to use competing technologies or products.


Patents and Proprietary Rights

EPIX considers the protection of its proprietary technologies to be material to its business prospects. The Company pursues a comprehensive patent program in the United States and in other countries where it believes that significant market opportunities exist.

The Company owns or has exclusively licensed patents and patent applications on the critical aspects of its core technology as well as many specific applications of this technology. EPIX has exclusively licensed two patents in the United States broadly covering RIME technology, albumin binding with metal chelates, and liver targeting metal chelates, has been issued a patent in Europe similar to those United States patents, and has received notice of allowance for a similar patent application in Japan. The Company's European patent and Japanese allowed patent application have been opposed by several parties. These oppositions will likely take several years to finally resolve. While the Company believes that it will prevail in these oppositions, there can be no assurance as to the scope of the claims that will be maintained, if any, or the ultimate benefit, if any, of those claims to the Company in protecting its products. The Company has exclusively licensed five additional patents in the United States. These patents have counterpart patent applications pending in Japan and Europe. The Company has also received an additional United States patent covering novel metal chelates and has a counterpart patent application pending in Japan. Finally, the Company has patent applications pending in the United States, Japan and Europe covering various aspects of its RIME technology. The Company's patent protection for MS-325 currently extends to 2006 in the United States, Japan and Europe. If the currently pending patent applications issue, this protection will be extended until 17 years after the date of issue in the United States, and until 2016 in Europe and Japan.

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

There are pending or issued patents, held by parties not affiliated with the Company, relating to technologies used by the Company in the development or use of certain of the Company's product candidates. In particular, the Company is aware of certain patents in the United States, Japan and elsewhere owned by or licensed to one party that relate to MRI contrast agents and which may cover certain of the Company's MRI product candidates, including MS-325. Mallinckrodt, one of the Company's partners, has rights from this third party under those patents which the Company and Mallinckrodt believe will permit Mallinckrodt to manufacture, market and sell MS-325 and other products developed pursuant to the collaboration agreement between the Company and Mallinckrodt if MS-325 and those other products were to be held to fall within the claims of those third-party patents. If the agreement with Mallinckrodt is terminated by either party and were MS-325 and those other products to be held to fall within the claims of those third-party patents, the Company would be required to enter into a strategic alliance with another party having a license from this third party or obtain a license from this third party directly or from others licensed by this third party in order to manufacture, market and sell MS-325 and other chelate-based MRI contrast agents. However, there can be no assurance that the Company would be able to consummate a strategic alliance with a party having this third-party license or obtain a license from this third party or another third party on commercially reasonable terms, if at all. The patent rights of this third party in Japan will expire in 2002, before such time as the Company presently anticipates that Daiichi will have sales of MS-325 in Japan and, therefore, the Company believes that the existence of such patents in Japan is unlikely to have a material adverse effect on the Company. However, in the event that Daiichi commercializes MS-325 in Japan before 2002, it may be required to obtain an appropriate license or take other measures to avoid infringement of the third-party patents, including delaying the commencement of product sales. There can be no assurance that the Company's current or future activities will not be challenged, that additional patents will not be issued containing claims materially constraining the proposed activities of the Company, that the Company will not be required to obtain licenses from third parties, or that the Company will not become involved in costly, time-consuming litigation regarding patents in the field of contrast agents, including actions brought to challenge or invalidate the Company's own patent rights. At the same time, the Company is aware of certain products under development by the third party referred to above and others which it believes may infringe certain of the Company's exclusively licensed patents. The Company intends to pursue license or cross-license arrangements with or, if necessary and appropriate, infringement proceedings against, these parties upon their seeking final regulatory approval for the marketing and sale of any such products.

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

The pharmaceutical and biotechnology industries have been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation may be necessary to enforce any patents issued to the Company and/or determine the scope and validity of others' proprietary rights. The Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office or by foreign agencies to determine the priority of inventions. Any involvement in litigation surrounding these issues could require extensive costs to the Company as well as be a significant distraction for management. Such costs could have a material adverse effect on the Company's business, financial condition and results of operations.

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


Manufacturing

The Company currently manufactures, as part of its ongoing development efforts, small non-GMP (good manufacturing practices as promulgated by the FDA) batches of MS-325 in its laboratories located in Cambridge, Massachusetts. MS-325 for use in preclinical and Phase I and II clinical trials has been manufactured in accordance with GMP by outside contractors. As part of its strategic alliance with the Company, Mallinckrodt will serve as primary manufacturer for MS-325 thereafter worldwide except for in Japan and, possibly, in Japan. If Mallinckrodt is unable to produce MS-325 in adequate amounts and at a reasonable cost or to comply with any applicable regulations, including GMP, it could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, should Mallinckrodt fail to fulfill its manufacturing responsibilities satisfactorily, the Company could be forced to find an alternative manufacturer. There can be no assurance that the Company would be able to find such an alternative manufacturer. In the event the Company was forced to develop its own FDA-approved full-scale manufacturing capability, it would require significant expenditures of capital and management attention and resources and could require the Company to obtain a license from a third party, and would result in a delay in the approval or commercialization of MS-325. There can be no assurance that the Company would be able to obtain such a license on commercially reasonable terms, if at all. The Company currently procures the raw materials for the various components of MS-325 from a broad variety of vendors and, wherever possible, maintains relationships with multiple vendors for each component. There are a number of components of MS-325 for which the largest suppliers may have significant control over the market price due to controlling market shares. If any one of the Company's suppliers decided to increase prices significantly or reduce quantities of any component of MS-325 available for sale to the Company, it could have a material adverse effect on the Company's ability to commercialize MS-325 and on the Company's business, financial condition and results of operations. See "Strategic Alliances."


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

In order to undertake clinical trials and market pharmaceutical products for diagnostic or therapeutic use in humans, the procedures and safety standards established by the FDA and comparable agencies in foreign countries must be followed. In the United States, a company seeking approval to market a new pharmaceutical must obtain FDA approval of a new drug application ("NDA"). Before an NDA may be filed, however, a certain procedure is typically followed. This includes: (i) performance of preclinical laboratory and animal studies;
(ii) submission to the FDA of an application for an investigational new drug application ("IND"), which must become effective before human clinical trials may commence; (iii) completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the pharmaceutical for its intended application; (iv) submission to the FDA of an NDA; and (v) approval of the NDA by the FDA prior to any commercial sale or shipment of the agent. In November 1997, the Food and Drug Administration Modernization Act of 1997 was passed and signed into law (the "Act"). The Act, most of which became effective in February 1998, promises, among other things, to streamline the approval process for drugs and enable patients with serious diseases to more easily access experimental products. The effect, if any, of the Act on the Company, MS-325 and the Company's other product candidates is not known at this time.

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

The Company completed a Phase I clinical trial for MS-325 in February 1997 and a Phase I dose escalation study in February 1998. No clinically significant adverse events were reported for these Phase I trials. In June 1997, the Company commenced a Phase II clinical trial to test the safety and preliminary efficacy of MS-325 for the evaluation of PVD and, in September 1997, the Company commenced a Phase II clinical trial to test the safety and feasibility of MS-325 for the evaluation of CAD. In addition, in January 1998 the Company commencd a Phase II clinical trial to test the safety and feasibility of MS-325 for detecting breast cancer. The process of completing clinical testing and obtaining FDA approval for a new product is likely to take a number of years. When the study for a particular indication as described in the IND is complete, and assuming that the results support the safety and efficacy of the product for that indication, the Company intends to submit an NDA to the FDA. The NDA approval process can be expensive, uncertain and lengthy. Although the FDA is supposed to complete its review of an NDA within 180 days of the date that it is filed, the review time is often significantly extended by the FDA which may require more information or clarification of information already provided in the NDA. During the review period, an FDA advisory committee likely will be asked to review and evaluate the application and provide recommendations to the FDA about approval of the pharmaceutical. In addition, the FDA will inspect the facility at which the pharmaceutical is manufactured to ensure compliance with GMP and other applicable regulations. Failure of the third-party manufacturers to comply or come into compliance with GMP requirements could significantly delay FDA approval of the NDA. The FDA may grant an unconditional approval of an agent for a particular indication or may grant approval conditioned on further post-marketing testing and/or surveillance programs to monitor the agent's efficacy and side effects. Results of these post-marketing programs may prevent or limit the further marketing of the agent. In addition, additional studies and a supplement to the initially approved NDA will be required to gain approval for the use of an approved product in indications other than those for which the NDA was approved initially.

While the Company, because of its agreement with Mallinckrodt, does not currently intend to manufacture any of its products itself once they are approved, it may choose to do so in the future. Should the Company decide to manufacture its products, the Company would be required to obtain a license from a third party having rights to patents which may cover certain of the Company's contrast agents. There can be no assurance that the Company would be able to obtain such a license from the third party. Furthermore, the Company's manufacturing facilities would be subject to inspection and approval by the FDA before the Company could begin commercial distribution of product from its own manufacturing facilities. See "Business--Patents and Proprietary Rights" and "Risk Factors--Uncertainty Regarding Patents and Proprietary Rights."

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

Third-party payors carefully review and increasingly challenge the prices charged for procedures and medical products. In the past few years, the amounts paid for radiology procedures in particular have come under careful scrutiny and have been subject to decreasing reimbursement rates. In addition, an increasing percentage of insured individuals are receiving their medical care through MCOs which monitor and often require preapproval of the services that a member will receive. Many MCOs are paying their providers on a capitated basis which puts the providers at financial risk for the services provided to their patients by paying them a predetermined payment per member per month. The percentage of individuals, including Medicare beneficiaries, covered by MCOs is expected to grow in the United States over the next decade. In addition, a recently enacted federal law overhauling Medicare may have the effect of increasing the number and type of managed care plans available to Medicare beneficiaries. The Company believes that the managed care approach to healthcare and the growth in capitated arrangements and other arrangements under which the providers are at financial risk for the services that are provided to their patients will facilitate the market acceptance of its products, as it believes that the use of its products will significantly lower the overall costs and improve the effectiveness of managing patient populations. There can be no assurance, however, that the Company's products will be available, will lower costs of care for any patients or that providers will choose to utilize them even if they do, or if reimbursement will be available.

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

Product Liability Insurance

The clinical and commercial development of pharmaceuticals, including contrast agents such as those being developed by the Company, may entail exposure to product liability claims. While the Company has never been subject to any liability claims stemming from the manufacture of or preclinical or clinical trials of its products, there can be no assurance that it will not face such claims in the future. While the Company currently has product liability insurance coverage for the clinical research use of its product candidates, there can be no assurance that such coverage limits will be adequate nor that a successful product liability lawsuit would not have a material adverse effect on the Company. The Company does not have product liability insurance coverage for the commercial sale of its products but intends to obtain such coverage if and when its products are commercialized. If and when MS-325 or other EPIX product candidates are approved for marketing by the FDA, or similar foreign regulatory bodies, there can be no assurance that sufficient product liability insurance will be available on terms acceptable to the Company or at all.

 Employees

As of December 31, 1997 the Company employed 45 persons on a full-time basis, of which 34 were involved in research and development and 11 in administration and general management. Twenty of the Company's employees hold Ph.D. or M.D. degrees. The Company believes that its relations are good with all of its employees. None of the Company's employees is a party to a collective bargaining agreement.


Research and Development

During the years ended December 31, 1997 and 1996 and the nine months ended December 31, 1995, the Company incurred research and development expenses of $8,899,197, $6,878,666 and $4,164,940, respectively.


ITEM 2. PROPERTIES

The Company leases a total of 17,050 square feet of space at 71 Rogers Street and adjacent locations, and 8,930 square feet at 161 First Street, all in Cambridge, Massachusetts. The current lease at 71 Rogers Street and adjacent locations runs until December 31, 2002 but may be terminated by the Company in 1999, subject to a termination fee. The current lease at 161 First Street runs until October 31, 1998, but can be extended under certain conditions for an additional 12 month period. The Company believes that its current facilities and currently available space are adequate to meet its requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information regarding the executive officers, directors and key employees of the Company as of December 31, 1997:


   Name                              Age      Position
   ----                              ---      --------
   Michael D. Webb                   39       President, Chief Executive Officer and Secretary

   James E. Smith, Ph.D.             54       Executive Vice President, Research & Development

   Randall B. Lauffer, Ph.D.         40      Chief Scientific Officer

   Stephen C. Knight, M.D.           37      Senior Vice President, Corporate Development, Strategy
                                             and Finance

   E. Kent Yucel, M.D.               41      Senior Vice President and Chief Medical Officer

   Susan M. Flint                    46      Vice President, Regulatory Affairs and Clinical Operations

   Jeffrey R. Lentz                  44      Vice President, Finance and Administration,
                                             Chief Financial Officer, Treasurer and
                                             Assistant Secretary



Michael D. Webb joined EPIX in December 1994 from Ciba-Corning Diagnostics, Inc., where he was most recently Senior Vice President, Worldwide Marketing and Strategic Planning. During his tenure at Ciba from April 1989 to December 1994, Mr. Webb's achievements included the development and commercialization of the ACS:180\R immunodiagnostics system. From 1984 to 1989, Mr. Webb was a senior consultant at Booz, Allen & Hamilton, Inc., specializing in healthcare and life sciences. Mr. Webb holds an MM degree in marketing and finance from the J.L. Kellogg Graduate School of Management at Northwestern University.

Dr. James E. Smith has over 20 years experience in the in vivo diagnostics industry. Prior to joining EPIX in February 1996, Dr. Smith worked for 16 years at Du Pont Merck Pharmaceutical Company, where his experience included research and development, regulatory, QA/QC and manufacturing for the radio-pharmaceutical division, most recently as Senior Director of Radiopharmaceutical Research and Development. Dr. Smith has published and lectured on radiopharmaceutical research and development. Dr. Smith received his Ph.D. degree in inorganic chemistry from the University of Washington.

Dr. Randall B. Lauffer, Chief Scientific Officer, founded the Company in November 1988 and served as Chief Executive Officer until December 1994 and as Chairman until October 1996. From November 1983 to March 1992, Dr. Lauffer was a member of the faculty of Harvard Medical School, serving most recently as Assistant Professor of Radiology from 1987 to 1992. During this time he was also Director of the NMR Contrast Media Laboratory at MGH as well as an NIH Postdoctoral Fellow and an NIH New Investigator. Dr. Lauffer is the primary inventor of the Company's core technology and is the originator of several types of MRI technology, including hepatobiliary (liver-enhancing) agents, vascular agents, tissue blood flow agents, and strategies to increase the magnetic efficiency of MRI agents in the body. He has written over 50 scientific publications and two books, and has been named on several U.S. patents. Dr. Lauffer holds a Ph.D. degree in inorganic chemistry from Cornell University.

Dr. Stephen C. Knight joined the Company in July 1996. From April 1991 to June 1996, Dr. Knight was a senior consultant with Arthur D. Little specializing in biotechnology, pharmaceuticals and valuation. Dr. Knight was also a consultant at APM, Inc., a consulting company. Prior to 1990, Dr. Knight performed research at AT&T Bell Laboratories, the National Institute of Neurological and Communicative Diseases and Stroke, and Yale University. He serves on the board of directors of Pharmos, Inc. Dr. Knight holds an M.D. from the Yale University School of Medicine and an MPPM degree from the Yale School of Organization and Management.

Dr. E. Kent Yucel joined the Company in June 1996. From March 1993 to July 1996, he was Chief of Vascular and Interventional Radiology and Director of MRI at Boston Medical Center and Professor of Radiology at Boston University Medical School. From July 1988 to February 1993 he served as Assistant Professor of Radiology at MGH and Harvard Medical School. Dr. Yucel was Principal Investigator for a Phase III vascular imaging trial of Prohance(R), the nonspecific MRI agent now sold by Bracco. Dr. Yucel is the editor and co-author of Magnetic Resonance Angiography (McGraw-Hill, 1995). Dr. Yucel received his M.D. degree from Harvard Medical School.

Ms. Susan M. Flint joined the Company in April 1995. She is a Regulatory Affairs specialist with over twenty years of experience in regulatory submissions and clinical trials. She was a regulatory affairs/clinical research consultant to various companies, including EPIX, from April 1993 to April 1995. Ms. Flint previously held the position of Director of Clinical Trials at Advanced Magnetics, Inc. from February 1989 to March 1993 and Director of Regulatory Affairs at Du Pont Pharmaceutical Company from June 1975 to January 1989. She has filed a number of applications for INDs and ten NDAs, along with several medical device applications. Ms. Flint is certified by the Regulatory Affairs Professional Society. She received her M.S. degree in pharmacology from Northeastern University.

Jeffrey R. Lentz joined the Company in May 1996 as Vice President, Finance and Administration. He is also the Company's Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Lentz worked from August 1994 to May 1996 in private practice as a consultant and in venture capital. Mr. Lentz served as Director of Finance with Nova Biomedical Corporation from March 1993 to August 1994 and as a senior manager with Ernst & Young LLP from November 1986 to November 1992. Mr. Lentz is a certified public accountant and holds an M.S. degree from Northeastern University.

                                                                        PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock commenced trading on the Nasdaq Stock Market on January 30, 1997 under the symbol "EPIX", and is listed in Nasdaq's National Market. The following table sets forth, for the periods indicated, the range of the high and low closing sale prices for the Company's Common Stock:

                                                         High           Low
1997
  First Quarter (from January 30, 1997)                  $ 9.50        $ 6.63
  Second Quarter                                           9.00          6.00
  Third Quarter                                           12.00          8.25
  Fourth Quarter                                          14.00         10.00

1998
  First Quarter (through March 11, 1998)                 $14.38        $12.00

On March 11, 1998 the last reported sale price of the Common Stock was $13.75 per share. As of March 11, 1998 there were approximately 76 holders of record of the Company's Common Stock and approximately 1,000 beneficial holders. To date the Company has neither declared nor paid any cash dividends on shares of its Common Stock and does not anticipate doing so for the forseeable future.

A Registration Statement on Form S-1 (File No. 333-17581) registering 2,300,000 shares of the Company's Common Stock, filed in connection with the Company's IPO, was declared effective by the Securities and Exchange Commission on January 30, 1997. The primary offering of 2,000,000 shares closed on February 4, 1997 and the underwriters exercised a 300,000 share overallotment in full on February 13, 1997. The aggregate offering price to the public was $16,100,000 before underwriter discounts and the costs of the offerings. The managing underwriters of the IPO were Hambrecht & Quist LLC and Wessels Arnold and Henderson, L.L.C. In connection with the IPO the Company incurred expenses from February 4, 1997 to December 31, 1997 of $1,831,000 including underwriting discounts of $1,127,000 and other expenses of approximately $704,000. After such expenses the Company's net proceeds from the IPO were approximately $14,269,000. From February 4, 1997 to December 31, 1997 the Company used an estimated $10 million of the net proceeds to fund research and development costs, the MS-325 clinical trial program and for working capital and general corporate purposes.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data are derived from the Company's audited financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Financial Statements, related Notes and other financial information included herein.

                                                                                  Nine Months
                                                            Year Ended               Ended         Year Ended        Year Ended
                                                       March 31,      March 31,   December 31,    December 31,      December 31,
 (in thousands, except per share data)                    1994          1995        1995 (2)          1996              1997
                                                          ----          ----        --------          ----              ----
 Statement of Operations Data:
 Revenues ..........................................     $1,700         $412            $900         $10,010            $4,228
 Operating income (loss)............................       (579)      (2,820)         (4,770)            269            (7,462)
 Net income (loss)..................................       (617)      (2,778)         (4,893)            268            (6,112)

 Earnings (loss) per share (1):
    Basic...........................................                                  $(3.27)          $0.12            $(0.73)
    Diluted.........................................                                  $(3.27)          $0.03            $(0.73)

 Weighted average common shares outstanding:
    Basic...........................................                                   1,498           1,561             8,333
    Diluted.........................................                                   1,498           7,732             8,333


                                                              March 31,                             December 31,
                                                          ------------------            -------------------------------------
 Balance Sheet Data:                                      1994          1995            1995          1996               1997
                                                          ----          ----            ----          ----               ----
 Cash, cash equivalents and short-term investments..     $4,154       $1,079            $150         $10,664            $42,813
 Working capital (deficit)..........................      3,574          516          (1,327)          8,299             39,673
 Total assets.......................................      5,050        2,141           1,211          12,575             44,775
 Capital lease obligations, less current portion....        292          107             342             176                279
 Redeemable convertible preferred stock ............      3,941        3,949           3,956          17,204                --
 Total stockholders' equity (deficit)...                    200       (2,552)         (7,336)         (7,240)            41,046

------------
(1) See Note 10 to Notes to Financial Statements for a description of the calculation of earnings (loss) per share. Reflects a 1-for-1.5 reverse stock split effected on December 6, 1996.

(2) In 1995 the Company changed its fiscal year end from March 31 to December 31.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since commencing operations in 1992, the Company has been engaged principally in the research and development of its product candidates as well as seeking various regulatory clearances and patent protection. The Company has had no revenues from product sales and has incurred losses since inception through December 31, 1997 aggregating approximately $14.4 million. The Company has received revenues in connection with various licensing and collaboration agreements. In August 1996, the Company entered into a strategic alliance with Mallinckrodt pursuant to which it received $6.0 million in up-front license fees. The agreement provided for an additional $2.0 million milestone payment which was received in July 1997. In March 1996, the Company entered into a strategic alliance with Daiichi. Under this agreement, the Company received $3.0 million in license fees and $5.0 million from the sale of shares of the Company's preferred stock, and was entitled to receive up to $3.3 million in future payments based upon the Company's achievement of certain product development milestones. The Company received $900,000 of such milestone payments in July 1997.

The Company expects continued operating losses for the next several years as it incurs expenses to support research, development and efforts to obtain regulatory approvals.

The Company's initial product candidate, MS-325, is currently the Company's only product candidate undergoing human clinical trials. The Company filed an IND application for MS-325 in July 1996. The Company initiated a Phase I clinical trial in 1996 and a Phase I dose escalation study in 1997 both of which have been completed. The Company started a Phase II trial for peripheral vascular disease indications in June 1997 and has since commenced feasibility clinical trials for both cardiac and breast cancer indications.

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



Results of Operations


Comparison of Year Ended December 31, 1997 and Year Ended December 31, 1996

Revenues
Revenues for the 1997 annual period included milestone payments of $2.0 million received from Mallinckrodt Inc. and $900,000 received from Daiichi Radioisotope Laboratories, Ltd. pursuant to collaboration agreements covering the Company's lead product, MS-325. Revenues for the year ended December 31, 1996 consisted principally of a $6.0 million license fee received from Mallinckrodt and a $3.0 million licensee fee from Daiichi, each related to the formation of the collaboration agreements covering MS-325. Annual revenues also include $1.3 million and $1.0 million of MS-325 development contract revenue earned from strategic partners in 1997 and 1996, respectively.

Research and Development expenses
Research and development expenses for the year ended December 31, 1997 were $8.9 million as compared to $6.9 million for 1996. The increase resulted principally from additional costs for personnel and resources to support research in the area of thrombus imaging and the development of core technology. Higher costs associated with advancing MS-325 through clinical trials also contributed to higher research and development expenses in 1997.

General and Administrative expenses
General and administrative expenses for the year ended December 31, 1997 were $2.8 million as compared to $2.9 million for 1996. Higher expenses in 1996 were largely the result of the costs associated with the formation of two major strategic collaborations. In addition, 1996 general and administrative expenses included a $250,000 non-recurring expense related to the restructuring of a licensing arrangement under a liver agent development program that was terminated in 1995. Partially offsetting these items were higher expenses in 1997 for ongoing patent protection activities, and the additional costs of becoming and operating as a publicly-held company.

Interest income and expense
Interest income for the year ended December 31, 1997 was $1.4 million as compared to $288,000 for 1996. The $1.1 million increase was primarily due to higher average levels of invested cash during 1997. Interest expense for the year ended December 31, 1997 was $62,000 as compared to $289,000 in 1996. The 1996 period included interest on borrowings under promissory notes and bridge loans which were outstanding during the first five months of 1996.

Comparison of Year Ended December 31, 1996 and Nine Months Ended December 31,
1995

Revenues. Revenues for the year ended December 31, 1996 were $10.0 million as compared to $900,000 for the nine-month fiscal period ended December 31, 1995. Revenues for the year ended December 31, 1996 included $6.0 million in license fees and approximately $1.0 million of development contract revenue from Mallinckrodt. Revenues during 1996 also included $3.0 million in license fees (net of 10% foreign withholding tax) received from Daiichi for the rights to commercialize MS-325 in Japan. Revenues for the nine-month period ended December 31, 1995 consisted entirely of payments received from a pharmaceutical company as consideration for an option for certain rights to the Company's future contrast agents in Japan. The option expired and the rights to the agent were subsequently licensed to a third party.

Research and development expenses. Research and development expenses for the year ended December 31, 1996 were $6.9 million, as compared to $4.2 million for the nine-month period ended December 31, 1995. This increase was due primarily to increased MS-325 development costs associated with the commencement of Phase I clinical trials in September 1996.

General and administrative expenses. General and administrative expenses for the year ended December 31, 1996 were $2.9 million as compared to $1.5 million for the nine-month period ended December 31, 1995. The $1.4 million increase was largely due to increased personnel costs associated with recruitment and compensation of additional senior management and increased expenses for strategic consulting and business development activities. Significant secondary causes of the increase include higher patent costs as well as increased agency fees and legal expenses associated principally with the formation of collaborative agreements. In addition, general and administrative expenses for 1996 included $250,000 of nonrecurring expense incurred in connection with the restructuring of a liver agent development program which was terminated by the Company in 1995.

Interest income and expense. Interest income for the year ended December 31, 1996 was $288,000, as compared to $28,000 for the nine-month period ended December 31, 1995. This increase was due to higher average cash available for investment during 1996. Interest expense for the year ended December 31, 1996 was $289,000, as compared to $151,000 for the nine-month period ended December 31, 1995. This increase was due to higher borrowings during 1996 under promissory notes and bridge loans.


Liquidity and Capital Resources

The Company financed its operations from inception through December 31, 1997 primarily with $14.3 million in net proceeds from the Company's initial public offering completed in February 1997, $22.9 million from a follow-on public offering of common stock in November 1997, $18.4 million from private sales of equity securities, $18.0 million received from third parties in connection with collaboration and license arrangements, $1.8 million of equipment lease financing and $1.9 million in interest income. From inception through December 31, 1997, the Company has incurred $33.9 million of costs attributable to operating activities, including $24.2 million related to the research and development of technology and new product candidates, including MS-325.

The Company's principal source of liquidity consists of cash, cash equivalents and marketable securities which totaled $42.8 million at December 31, 1997, as compared to $10.7 million at December 31, 1996.

The Company is eligible to receive additional payments of $2.4 million from Daiichi upon the attainment of certain future MS-325 development milestones. Daiichi is responsible for funding development of MS-325 in Japan. Under the Company's agreement with Mallinckrodt, Mallinckrodt and the Company will generally share equally in future development costs of MS-325 up to a specified maximum amount.

During the year ended December 31, 1997, the Company used approximately $8.6 million of cash for operating activities, exclusive of license fee revenues. The Company expects that its cash needs for operations will increase significantly in future periods due to planned clinical trials and other expenses associated with the development of MS-325 and new research and development programs.

The Company estimates that existing cash, cash equivalents and marketable securities, will be sufficient to fund its operations through the second quarter of 1999. The Company believes that it will need to raise additional funds for research, development and other expenses, through equity or debt financings, strategic alliances or otherwise, prior to commercialization of any of its product candidates. There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. The Company's future liquidity and capital requirements will depend on numerous factors, including the following: the progress and scope of clinical trials; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both United States and foreign governmental approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the extent to which the Company's products gain market acceptance; the timing and costs of product introductions; the extent of the Company's ongoing research and development programs; the costs of training physicians to become proficient with the use of the Company's products; and, if necessary, once regulatory approvals are received, the costs of developing marketing and distribution capabilities.

Because of anticipated spending to support development of MS-325 and new research programs, the Company does not expect positive cash flow from operating activities for any future quarterly or annual period prior to commercialization of MS-325. The Company anticipates continued investments in fixed assets, including equipment and facilities expansion to support new and continuing research and development programs. In July 1997, the Company reached an agreement which will enable it to lease its current principal scientific facilities through December 31, 2002. The Company has a short-term lease for a nearby office space which expires in October 1998 but is renewable under certain conditions for an additional 12 month period.

The Company has reported only tax losses to date and therefore has not paid significant federal or state income taxes since inception. At December 31, 1997, the Company had loss carryforwards of approximately $12.0 million available to offset future taxable income. These amounts expire at various times through 2011. As a result of ownership changes resulting from sales of equity securities, the Company's ability to use the loss carryforwards is subject to limitations as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company currently estimates that the annual limitation on its use of net operating losses through May 31, 1996 will be approximately $900,000. Pursuant to Sections 382 and 383 of the Code, the change in ownership resulting from public equity offerings in 1997 and any other future ownership changes may further limit utilization of losses and credits in any one year. The Company is also eligible for research and development tax credits which can be carried forward to offset federal taxable income. The annual limitation and the timing of attaining profitability may result in the expiration of net operating loss and tax credit carryforwards before utilization.

The Company does not believe that inflation has had a material impact on its operations.

The Company has performed a preliminary internal review of its computer systems for the potential consequences associated with Year 2000 issues. Based on this review, the Company does not believe that the Year 2000 will have a material impact on its operations. The Company is currently conducting a more in-depth study to confirm this preliminary finding.

The discussion included in this section as well as elsewhere in the Annual report on Form 10-K may contain forward-looking statements based on current expectations of the Company's management. Such statements are subject to risks and uncertainties which could cause actual results to differ from those projected. See "Factors Regarding Forward Looking Statements" attached hereto as
Exhibit 99.1 and incorporated by reference into this Form 10-K. Readers are cautioned not to place undue reliance on the forward looking statements which speak only as the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and supplementary data appear at pages F-1 through F-26 of this report on Form 10-K.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors. The information required under this item is incorporated herein by reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 12, 1998 (the "1998 Proxy Statement" to be filed with the Commission not later than April 30, 1998.

(b) Executive Officers. See Item 4A. of Part I above.


ITEM 11.  EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the section entitled "Executive Compensation" in the 1998 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners And Management" in the 1998 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated herein by reference to the section entitled "Certain Transactions" in the 1998 Proxy Statement.

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a. Documents filed as part of this Report:

     1. Financial Statements:

     Index to Financial Statements:
         Report of Independent Auditors                                      F-1
         Financial Statements:
           Balance Sheets                                                    F-2
           Statements of Operations                                          F-4
           Statements of Redeemable Convertible
             Preferred Stock and Stockholders' Equity (Deficit)              F-5
           Statements of Cash Flows                                          F-8
           Notes to Financial Statements                                     F-9

     2. Financial Statement Schedules

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

b. Reports on Form 8-k

   No reports on form 8-k were filed during the fourth quarter of 1997.

c. Exhibits

  3.1     Restated Certificate of Incorporation of the Company. Filed as Exhibit
          4.1 to the Company's Registration Statement on Form S-8 (File No. 333-30531) and incorporated herein by reference.
  3.2     Form of Amended and Restated By-Laws of the Company. Filed as Exhibit
          4.2 to the Company's Registration Statement on Form S-8 (File No. 333-30531) and incorporated herein by reference.
  4.1 Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
  10.1+ Agency Agreement between the Company and Sumitomo Corporation dated March 13, 1992. Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
  10.2+ Amendment to the Agency Agreement between the Company and Sumitomo Corporation dated June 26, 1992. Filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
  10.3 Short Form Lease from Trustees of the Cambridge East Trust to the Company dated July 1, 1992. Filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
  10.4 Form of Warrant to Purchase Shares of Series A Convertible Preferred Stock dated December 21, 1992. Filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

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

  10.23 Form of Warrant to Purchase Shares of Series D Preferred Stock dated May 29, 1996. Filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
  10.24 Amendment No. 1 to Third Amended and Restated Stockholders' Rights Agreement dated May 31, 1996. Filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
  10.25 Series E Convertible Preferred Stock Purchase Agreement dated May 31, 1996 between the Company and Daiichi Radioisotope Laboratories, Ltd. Filed as Exhibit 10.25 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
  10.26+ Strategic Collaboration Agreement between the Company and Mallinckrodt Medical, Inc. and Mallinckrodt Group Inc. dated August 30, 1996. Filed as Exhibit 10.26 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
  10.27 Amendment No. 2 to Third Amended and Restated Stockholders' Rights Agreement dated December 6, 1996. Filed as Exhibit 10.27 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
  10.28# Amended and Restated 1992 Equity Incentive Plan. Filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-30531) and incorporated herein by reference.
  10.29# Form of Incentive Stock Option Certificate. Filed as Exhibit 10.29 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
  10.30 Form of Nonstatutory Stock Option Certificate. Filed as Exhibit 10.30 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
  10.31# 1996 Director Stock Option Plan. Filed as Exhibit 10.31 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
  10.32# 1996 Employee Stock Purchase Plan. Filed as Exhibit 10.32 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
  10.33 Form of Consulting and Confidentiality Agreement between the Company and certain consultants of the Company. Filed as Exhibit 10.33 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
  10.34 Form of Invention and Non-Disclosure Agreement between the Company and certain employees of the Company. Filed as Exhibit 10.34 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
  10.35 Form of Non-Competition and Non-Solicitation Agreement between the Company and certain employees of the Company. Filed as Exhibit 10.35 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
  10.36 Form of Common Stock Purchase Agreement. Filed as Exhibit 10.36 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
  10.37   Form of Stock Purchase and Right of First Refusal Agreement. Filed as
          Exhibit 10.37 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
  10.38 Collaboration Agreement effective as of June 20, 1997 between Dyax Corp. and the Company. Filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the period ended September 30, 1997 (File No. 000-21863) and incorporated herein by reference.
  10.39 Short Form Lease from Trustees of the Cambridge Trust to the Company with a commencement date of January 1, 1998. Filed as Exhibit 10.39 to the Company's Registration Statement on Form S-1 (File No. 333-38399) and incorporated herein by reference.
  23.1    Consent of Ernst & Young LLP. Filed herewith.
  24.1    Power of Attorney. Contained on signature page hereto.
  27.1    Financial Data Schedule. Filed herewith.
  99.1 Important Factors Regarding Forward-Looking Statements. Filed herewith.

-----------------
 + Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

  # Identifies a management contract or compensatory plan or agreement in which an executive officer or director of the Company participates.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)



                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors...............................................F-1

Financial Statements

Balance Sheets...............................................................F-2
Statements of Operations.....................................................F-4
Statements of Redeemable Convertible Preferred
     Stock and Stockholders' Equity (Deficit)................................F-5
Statements of Cash Flows.....................................................F-8
Notes to Financial Statements................................................F-9

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
EPIX Medical, Inc.

We have audited the accompanying balance sheets of EPIX Medical, Inc. (a company in the development stage) as of December 31, 1997 and 1996, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for the years ended December 31, 1997, December 31, 1996, the nine months ended December 31, 1995, and the period from inception (November 29, 1988) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EPIX Medical, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, December 31, 1996, the nine months ended December 31, 1995 and the period from inception (November 29, 1988) to December 31, 1997, in conformity with generally accepted accounting principles.


                                                           /s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 13, 1998

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS

                                                                                December 31
                                                                            1997            1996
                                                                        -----------    -----------
Assets
Current assets:
   Cash and cash equivalents                                            $ 1,455,657    $ 2,667,892
   Marketable securities                                                 41,356,941      7,996,186
   Prepaid expenses                                                         241,138         57,135
   Other current assets                                                      69,772         12,221
                                                                        -----------    -----------
        Total current assets                                             43,123,508     10,733,434

Property and equipment, net                                               1,254,281        994,179

Notes receivable from officer                                               315,616        295,344

Other assets                                                                 81,966        551,610
                                                                        -----------    -----------

        Total assets                                                    $44,775,371    $12,574,567
                                                                        ===========    ===========

Liabilities and Stockholders' Deficit
Current liabilities:
   Current portion of capital lease obligations                         $   319,745    $   208,571
   Contract advances                                                        794,346
   Accounts payable and accrued expenses                                  2,336,135      2,225,713
                                                                        -----------    -----------
        Total current liabilities                                         3,450,226      2,434,284

Capital lease obligations, less current portion                             278,966        176,269

Redeemable convertible preferred stock:
   Series B, $.01 par value, 2,655,138 shares
     authorized; 2,643,736 shares issued and
     outstanding at December 31, 1996                                                    3,963,682

   Series C, $.01 par value, 1,445,536 shares
     authorized; 1,432,318 shares issued and
     outstanding at December 31, 1996
                                                                                         3,251,444
   Series D, $.01 par value, 1,740,002 shares
     authorized; 1,700,002 shares issued and
     outstanding at December 31, 1996
                                                                                         5,072,575
   Series E, $.01 par value, 868,329 shares
     authorized; 868,329 shares issued and
     outstanding at December 31, 1996                                                    4,916,106

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS


                                                                               December 31
                                                                            1997          1996
                                                                        ------------   ------------
Stockholders' equity (deficit):
   Series A convertible preferred stock,
     $.01 par value, 104,388 shares authorized;
     93,691 shares issued and outstanding at
     December 31, 1996                                                                   1,037,664
   Common stock, $.01 par value, 15,000,000
     shares authorized; 11,218,264 and 1,564,451 shares
     issued and outstanding at December 31, 1997 and
     1996, respectively                                                     112,183         15,644
  Additional paid-in capital                                             55,351,091        112,960
  Accretion of redeemable convertible
     preferred stock to redemption value                                                  (101,059)
   Deficit accumulated during the development stage                     (14,417,095)    (8,305,002)
                                                                        ------------   ------------
Total stockholders' equity (deficit)                                     41,046,179     (7,239,793)
                                                                        ------------   ------------

Total liabilities and stockholders' equity (deficit)                    $44,775,371    $12,574,567
                                                                        ============   ============


See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS



                                                                              Nine Months      Period from
                                              Year ended      Year ended         ended         Inception to
                                             December 31,    December 31,     December 31,     December 31,
                                                1997            1996              1995             1997
                                            ------------    ------------    ------------    --------------
Revenues                                    $ 4,227,526     $10,009,739     $   900,000     $  18,248,774

Operating expenses:
    Research and development                  8,899,197       6,878,666       4,164,940        24,201,120
    General and administrative                2,790,222       2,861,906       1,504,811         9,720,231
                                            ------------    ------------    ------------    --------------
         Total operating expenses            11,689,419       9,740,572       5,669,751        33,921,351
                                            ------------    ------------    ------------    --------------

Operating income (loss)                      (7,461,893)        269,167      (4,769,751)      (15,672,577)

Interest income                               1,411,803         287,671          27,880         1,918,433
Interest expense                                (62,003)       (288,776)       (151,057)         (647,484)
                                            ------------    ------------    ------------    --------------
Net income (loss)                           $(6,112,093)    $   268,062     $(4,892,928)     $(14,401,628)
                                            ============    ============    ============    ==============

Weighted average shares
   Basic                                      8,333,294       1,561,045       1,498,347
   Diluted                                    8,333,294       7,732,477       1,498,347

Earnings (loss) per common share
   Basic                                    $     (0.73)    $      0.12     $     (3.27)
   Diluted                                  $     (0.73)    $      0.03     $     (3.27)

See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)


              STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)




                                   Redeemable Convertible     Convertible Preferred                              Additional
                                      Preferred Stock                 Stock                  Common Stock          Paid in
                                     Shares      Amount        Shares       Amount       Shares       Amount       Capital
                                  -------------------------------------------------------------------------------------------
Issuance of common stock in
  May 1989                                                                                 333,330       $3,333       $1,667
Issuance of Series A preferred
   stock in March 1992 (net of
   legal costs of $12,336)                                        93,691   $1,037,664
Cumulative net loss for the
   period November 29, 1988
   (date of inception) through
   March 31, 1992
                                  -------------------------------------------------------------------------------------------
Balance at March 31, 1992                                         93,691    1,037,664      333,330        3,333        1,667
Issuance of common stock in
   April 1992 as payment for
   consulting services received                                                              5,186           52           26
Net loss
                                  -------------------------------------------------------------------------------------------
Balance at March 31, 1993                                         93,691    1,037,664      338,516        3,385        1,693
Issuance of common stock in
   February 1994 as payment
   for consulting services
   received                                                                                  5,186           52           26
Three-for-one stock dividend
   declared and paid in
   March 1994                                                                            1,031,118       10,311        5,156
Issuance of Series B preferred
   stock in March 1994, net of
   issuance costs of $58,764       2,643,736   $3,941,236
Issuance of warrants in
   conjunction with financing                                                                                         43,391
Net loss
                                  -------------------------------------------------------------------------------------------
Balance at March 31, 1994          2,643,736    3,941,236         93,691    1,037,664    1,374,820       13,748       50,266
Issuance of common stock upon
   exercise of options                                                                      66,866          669       27,415
Issuance of warrants in
   conjunction
   with financing                                                                                                      6,925
Accretion of redeemable
   convertible
   preferred stock to
   redemption value                                 8,147
Net loss
                                  -------------------------------------------------------------------------------------------
Balance at March 31, 1995          2,643,736    3,949,383         93,691    1,037,664    1,441,686       14,417       84,606





                                    Accretion
                                       of
                                    Dividends
                                       on         Deficit
                                   Redeemable   Accumulated      Total
                                   Convertible     in the     Stockholders'
                                    Preferred   Development     Equity
                                      Stock        Stage       (Deficit)
                                   ---------------------------------------
Issuance of common stock in
   May 1989                                                   $    5,000
Issuance of Series A preferred
   stock in March 1992 (net of
   legal costs of $12,336)                                     1,037,664
Cumulative net loss for the
   period November 29, 1988
   (date of inception) through
   March 31, 1992                                 $(27,911)      (27,911)
                                   ---------------------------------------
Balance at March 31, 1992                          (27,911)    1,014,753
Issuance of common stock in
   April 1992 as payment for
   consulting services received                                       78
Net loss                                          (242,078)     (242,078)
                                   ---------------------------------------
Balance at March 31, 1993                         (269,989)      772,753
Issuance of common stock in
   February 1994  as payment
   for consulting services
   received                                                           78
Three-for-one stock dividend
   declared and paid in
   March 1994                                      (15,467)
Issuance of Series B preferred
   stock in March 1994, net of
   issuance costs of $58,764
Issuance of warrants in
   conjunction with financing                                     43,391
Net loss                                          (616,480)     (616,480)
                                   ---------------------------------------
Balance at March 31, 1994                         (901,936)      199,742
Issuance of common stock upon
   exercise of options                                            28,084
Issuance of warrants in
   conjunction
   with financing                                                  6,925
Accretion of redeemable
   convertible
   preferred stock to
   redemption value                   (8,147)                     (8,147)
Net loss                                        (2,778,200)   (2,778,200)
                                   ---------------------------------------
Balance at March 31, 1995             (8,147)   (3,680,136)   (2,551,596)

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

              STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)







                                   Redeemable Convertible     Convertible Preferred                              Additional
                                      Preferred Stock                 Stock                  Common Stock          Paid in
                                     Shares      Amount        Shares      Amount        Shares       Amount       Capital
                                  --------------------------------------------------------------------------------------------
Issuance of common stock upon
   exercise of options                                                                     38,399        384       16,874
Issuance of common stock in
   July 1995 under license
   agreement                                                                               83,723        837       68,235
Accretion of redeemable
   convertible preferred stock
   to redemption value                               6,122
Issuance of warrants in
   conjunction with financing                                                                                      28,703
Net loss
                                  --------------------------------------------------------------------------------------------
Balance at December 31, 1995        2,643,736    3,955,505      93,691     1,037,664    1,563,808     15,638      198,418
Issuance of common stock upon
   exercise of options                                                                     67,309        673       38,313
Issuance of Series C preferred
   stock upon conversion of
   convertible notes and
   interest thereon in May 1996,
   net of issuance costs
   of $12,560                       1,432,318    3,210,177
Issuance of warrants in
   conjunction with financing                                                                                      78,236
Issuance of Series D preferred
   stock for cash in May 1996,
   net of issuance costs of
   $31,043                          1,500,002    4,468,963
Issuance of Series D preferred
   stock upon conversion of
   Bridge Notes in May 1996           200,000      600,000
Issuance of Series E preferred
   stock in May and August
   1996, net of issuance costs
   of $117,628                        868,329    4,882,372
Issuance of compensatory stock
   option grants                                                                                                   67,326
Repurchase of common stock from
   officer in May 1996                                                                    (66,666)      (667)    (269,333)
Accretion of redeemable
   convertible preferred stock
   to redemption value                              86,790
Net income
                                  --------------------------------------------------------------------------------------------
Balance at December 31, 1996        6,644,385   17,203,807      93,691     1,037,664    1,564,451     15,644      112,960




                                   Accretion
                                      of
                                   Dividends
                                      on         Deficit
                                  Redeemable   Accumulated      Total
                                  Convertible     in the     Stockholders'
                                   Preferred   Development     Equity
                                     Stock        Stage       (Deficit)
                                  ---------------------------------------
Issuance of common stock upon
   exercise of options                                            17,258
Issuance of common stock in
   July 1995 under license
   agreement                                                      69,072
Accretion of redeemable
   convertible preferred stock
   to redemption value               (6,122)                      (6,122)
Issuance of warrants in
   conjunction with financing                                     28,703
Net loss                                       (4,892,928)    (4,892,928)
                                  ---------------------------------------
Balance at December 31, 1995        (14,269)   (8,573,064)    (7,335,613)
Issuance of common stock upon
   exercise of options                                            38,986
Issuance of Series C preferred sto
   stock upon conversion of
   convertible notes and interest
   thereon in May 1996, net of
   issuance costs of $12,560
Issuance of warrants in
   conjunction with financing                                     78,236
Issuance of Series D preferred
   stock for cash in May 1996,
   net of issuance costs of
   $31,043
Issuance of Series D preferred
   stock upon conversion of
   Bridge Notes in May 1996
Issuance of Series E preferred
   stock in May and August
   1996, net of issuance costs
   of $117,628
Issuance of compensatory stock
   option grants                                                  67,326
Repurchase of common stock from
   officer in May 1996                                          (270,000)
Accretion of redeemable
   convertible preferred stock
   to redemption value              (86,790)                     (86,790)
Net income                                        268,062        268,062
                                  ---------------------------------------
Balance at December 31, 1996       (101,059)   (8,305,002)    (7,239,793)

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

              STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)




                                   Redeemable Convertible     Convertible Preferred                              Additional
                                      Preferred Stock                 Stock                  Common Stock          Paid in
                                     Shares      Amount        Shares       Amount       Shares       Amount       Capital
                                  -------------------------------------------------------------------------------------------
Issuance of common stock upon
   exercise of options                                                                     99,394          994        65,753
Issuance of common stock upon
   Initial Public Offering, net
   of offering costs of
   $1,831,436 in February 1997                                                          2,300,000       23,000    14,245,564
Conversion of preferred stock
   to common stock upon initial
   public offering in February
   1997                           (6,644,385)  (17,203,807)    (93,691)   (1,037,664)   4,750,278       47,503    18,092,909
Issuance of compensatory stock
   option grants                                                                                                       3,393
Issuance of common stock upon
   Follow-on Public Offering,
   net of offering costs of
   $1,819,447 in November 1997                                                          2,467,500       24,675    22,830,879
Issuance of common stock upon
   conversion of warrants                                                                  36,641          367          (367)
Net loss
                                  -------------------------------------------------------------------------------------------

Balance at December 31, 1997               0          $  0           0           $ 0   11,218,264     $112,183   $55,351,091
                                  ===========================================================================================






                                   Accretion
                                      of
                                   Dividends
                                      on         Deficit
                                  Redeemable   Accumulated      Total
                                  Convertible     in the     Stockholders'
                                   Preferred   Development     Equity
                                     Stock        Stage       (Deficit)
                                  ---------------------------------------
Issuance of common stock upon
   exercise of options                                            66,747
Issuance of common stock upon
   Initial Public Offering, net
   of offering costs of
   $1,831,436 in February 1997                                14,268,564
Conversion of preferred stock
   to common stock upon initial
   public offering in February
   1997                              101,059                  17,203,807
Issuance of compensatory stock
   option grants                                                   3,393
Issuance of common stock upon
   Follow-on Public Offering,
   net of offering costs of
   $1,819,447 in November 1997                                22,855,554
Issuance of common stock upon
   conversion of warrants
Net loss                                         (6,112,093)  (6,112,093)
                                  ---------------------------------------
Balance at December 31, 1997             $ 0   $(14,417,095) $41,046,179
                                  =======================================

See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                        Nine months     Period from
                                                           Year ended    Year ended       ended       inception (November
                                                           December 31,  December 31,   December 31,    28, 1988) to
                                                              1997           1996          1995       December 31, 1997
                                                         -------------- -------------- -------------- -----------------
Operating activities
Net income (loss)                                        $  (6,112,093) $   268,062    $(4,892,928)     $(14,401,628)
Adjustments to reconcile net income (loss) to cash
   provided (used) by operating activities:
     Depreciation and amortization                             580,852      549,241        396,673         2,233,496
     Expenses paid with equity instruments                                  136,526         67,816           204,342
     Change in operating assets and liabilities:
       Prepaid expenses and other current assets               207,818       14,517         16,411            68,168
       Contract advances                                       794,346                                       794,346
       Accounts payable and accrued expenses                   110,422      707,588        872,018         2,062,211
                                                         ------------------------------------------------------------
Net cash provided (used) by operating activities            (4,418,655)   1,675,934     (3,540,010)       (9,039,065)

Investing activities
Purchase of fixed assets                                      (840,953)    (694,893)      (324,429)       (3,224,003)
Purchase of marketable securities                         (359,397,388)  (7,996,186)                    (369,750,084)
Sale or redemption of marketable securities                326,036,634                                   328,393,143
Issuance of notes receivable from officer                                  (230,000)       (50,000)         (280,000)
                                                         -------------- ------------ -------------- -----------------
Net cash provided (used) by investing activities           (34,201,707)  (8,921,079)      (374,429)      (44,860,944)
                                                         -------------- ------------ -------------- -----------------

Financing activities
Proceeds from lease financing of fixed assets                  452,193       17,173        511,145         1,575,046
Repayment of capital lease obligations                        (238,323)    (274,143)      (245,489)       (1,165,056)
Issuance of promissory notes                                                300,000      2,700,000         3,000,000
Issuance of bridge notes                                                    600,000                          600,000
Sale of Series B redeemable convertible preferred stock                                                    3,941,236
Sale of Series D redeemable convertible preferred stock                   4,468,963                        4,468,963
Sale of Series E redeemable convertible preferred stock                   4,882,372                        4,882,372
Sale of Series A convertible preferred stock                                                               1,037,664
Repurchase of stock from officer                                           (270,000)                        (270,000)
Proceeds from sale of common stock, net                     37,124,118       38,986         18,514        37,124,118
Proceeds from issuance of stock options and warrants            70,139                         600           161,323
                                                         -------------- ------------ -------------- -----------------
Net cash provided by financing activities                   37,408,127    9,763,351      2,984,770        55,355,666
                                                         -------------- ------------ -------------- -----------------

Increase (decrease) in cash and cash equivalents            (1,212,235)   2,518,206       (929,669)        1,455,657
Cash and cash equivalents at beginning of period             2,667,892      149,686      1,079,355
                                                         -------------- ------------ -------------- -----------------

Cash and cash equivalents at end of period               $   1,455,657  $ 2,667,892    $   149,686      $  1,455,657
                                                         ============== ============ ============== =================

Supplemental cash flow information
Cash paid for interest                                   $      37,984  $    96,455    $    51,441      $    331,528
                                                         ============== ============ ============== =================

See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1997

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

Public Offerings

During 1997, the Company completed an initial public offering of 2,300,000 shares of its Common Stock at a price of $7.00 per share and a follow-on public offering of 2,467,500 shares of Common Stock at a price of $10.00 per share. The net proceeds, after underwriter discounts and offering expenses, aggregated approximately $37.1 million which the Company expects to use for research and development and funding of clinical trials in support of regulatory approvals and for general corporate purposes.

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

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.  Basis of Presentation (continued)

Significant Revenues

For the year ended December 31, 1997, one source represented 73% of revenues and one source represented 27% of revenues. For the year ended December 31, 1996, one source represented 70% of revenues and another source represented 30% of revenues. All of the revenues received during the nine-month period ended December 31, 1995 were derived from a single source.

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

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.    Significant Accounting Policies (continued)

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

Fair Value of Financial Instruments

At December 31, 1997 and 1996, the Company's financial instruments consist of cash, cash equivalents, marketable securities, notes receivable from a related party, accounts payable and accrued expenses and capital lease obligations. At December 31,1996, financial instruments also include mandatorily redeemable preferred stock. Fair value of issued equity instruments is based upon negotiated prices and includes cash and the fair value of other consideration received. The fair value of available-for-sale securities at December 31, 1997 and 1996 approximates cost.

Revenue Recognition

Revenues from non-refundable license fees are recognized upon execution of the underlying license agreement. Option, license and milestone payments under collaborative agreements are recorded as earned based upon the provisions of each agreement. Payments received for which revenue has not been earned are recorded as contract advances.

Technology, Licenses and Patents

Costs associated with technology, licenses and patents are expensed as incurred.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.  Significant Accounting Policies (continued)

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." ("SFAS 123"). The Company will provide the required disclosures as put forth in SFAS 123. Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required.


Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaces the calculation for computing primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. However, pursuant to the previous requirements of the Securities and Exchange Commission
(SEC), common shares, common share equivalents and convertible preferred stock issued by the Company during the twelve-month period prior to the initial public offering in February 1997 had been included in the previously reported weighted average shares for all periods presented, whether or not they were anti-dilutive. In February 1998, the SEC issued Staff Accounting Bulletin 98 which, among other things, conformed prior SEC requirements to SFAS 128 and eliminated inclusion of such shares in the computation of earnings per share. All earnings (loss) per share amounts for all periods have been presented, and as appropriate, restated to conform to SFAS 128 and the current SEC requirements.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In February 1997, the FASB issued Statement of Financial Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 establishes standards for disclosing information about an entity's capital structure. SFAS 129 was effective for financial statement periods ending after December 15, 1997 and did not have a material impact on the Company's financial statement disclosures.

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements for periods beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income which are excluded from net income include cumulative translations adjustments resulting from consolidation of foreign subsidiaries' financial statements and unrealized gains and losses on available-for-sale securities. Reclassifications of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS 130 beginning in 1998 and does not expect such adoption to have a material effect on its financial statements.

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement established standards for the way companies report information about operating segments in annual financial statements for periods beginning after December 15, 1997. It also establishes standards for related disclosures about product and services, geographic areas, and major customers. The Company will adopt SFAS 131 beginning in fiscal 1998 and does not expect such adoption to have a material effect on its consolidated financial statements.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.  Marketable Securities

Marketable Securities consist of the following:

                                                 December 31
                                            1997             1996
                                         ---------------------------
Available-for-sale securities:
   Federal agency obligations            $28,840,543      $7,496,886
   U.S. Treasury obligations               1,526,335
   Bank obligations                       10,990,063         499,300
                                         ---------------------------

                                         $41,356,941      $7,996,186
                                         ===========================

The fair value of available-for-sale securities at December 31, 1997 and 1996 approximates cost.

Maturities of marketable securities classified as available-for-sale at December 31, 1997 and 1996 by contractual maturity are shown below:

                                                    December 31
                                             1997                1996
                                          --------------- --------------
Marketable securities available-for-sale:
   Due within one year                    $38,815,803         $7,996,186
   Due after one year through three years   2,541,138
                                          --------------- --------------

                                          $41,356,941         $7,996,186
                                          =============== ==============

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4.  Property and Equipment

Property and equipment consist of the following:

                                                          December 31
                                                     1997           1996
                                                 -------------- --------------

Laboratory equipment                              $ 1,989,251     $ 1,520,170
Leasehold improvements                                730,010         516,160
Furniture, fixtures and other equipment               628,191         470,169
                                                 -----------------------------
                                                    3,347,452       2,506,499
Less accumulated depreciation and amortization     (2,093,171)     (1,512,320)
                                                 -----------------------------

                                                  $ 1,254,281    $    994,179
                                                 =============================

5.  Leases

The Company has entered into a number of capital leases for equipment, including sale and leaseback transactions involving certain equipment. Assets under capital leases, the majority of which are laboratory equipment, totaled $1,834,543 and $1,382,350 at December 31, 1997 and 1996, respectively.
Accumulated amortization relating to assets under capital leases was $1,254,448 and $993,437 at December 31, 1997 and 1996, respectively. In December 1997, the Company arranged a new equipment lease facility which provides for additional lease financing up to an aggregate of $1.8 million.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.  Leases (continued)

Additionally, the Company leases office space under operating lease arrangements. The lease for its principal facility expires in December 2002, but may be terminated by the Company in 1999, subject to a termination fee.

Future minimum commitments under leases with non-cancelable terms of one or more years are as follows at December 31, 1997:

                                            Capital      Operating
                                             Leases       Leases
                                            ----------------------

1998                                        $354,691   $422,417
1999                                         182,223    400,750
2000                                         115,051
                                            -------------------
Total minimum lease payments                 651,965   $823,167
                                                       ========
Less amounts representing interest           (53,254)
                                            ----------
Present value minimum lease payments         598,711
Less amounts due within one year            (319,745)
                                            ----------
                                            $278,966
                                            ==========

Rent expense amounted to approximately $266,644, $174,666 and $86,100 for the twelve months ended December 31, 1997 and December 31, 1996 and the nine months ended December 31, 1995, respectively, and approximately $753,644 for the period from inception (November 29, 1988) to December 31, 1997.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

                                                    December 31
                                                1997         1996
                                             ----------------------

Accounts payable                             $  750,897    $428,746
Accrued development expenses                  1,006,469     963,447
Accrued legal expense                            38,076     176,209
Accrued public offering costs                               294,893
Accrued license restructuring cost                          250,000
Accrued compensation                            383,149
Other accrued expenses                          157,544     112,418
                                             ----------------------

                                             $2,336,135  $2,225,713
                                             ======================



7.  Capital Stock

In addition to the sale of its Common Stock, the Company previously authorized and issued one series of convertible preferred stock ("Series A Preferred Stock") and four series of redeemable, convertible preferred stock ("Series B , Series C, Series D and Series E Preferred Stock").

In January 1996, the Company issued convertible promissory notes for an aggregate amount of $3,015,862 ("Convertible Notes") in exchange for $300,000 of cash and cancellation of previously issued 10% Promissory Notes ("Promissory Notes") and accrued interest thereon. The Convertible Notes were issued at an annual interest rate of 10% and became due upon demand on or after February 15, 1996. In February 1996, the Company issued additional convertible promissory notes for an aggregate amount of $600,000 ("Bridge Notes") which became due upon demand, with interest at a rate of 10% per year. In May 1996, the Convertible Notes and accrued interest thereon were converted at a conversion price of $2.25 into 1,432,318 shares of the Company's Series C Preferred Stock. In May 1996, the Company issued 1,700,002 shares of Series D Preferred Stock, priced at $3.00 per share, in exchange for cash and cancellation of the Bridge Notes and accrued interest thereon. A sale of Series E Preferred Stock, was completed in two separate closings, one in May 1996 and the other in August 1996, for a total of 868,329 shares at a price of $5.76 per share.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7.  Capital Stock (continued)

In February 1997, the Company completed it's initial public offering and all of the Preferred Stock issued and outstanding as of that date converted into 4,750,278 shares of Common Stock. Each share of Series A Preferred Stock converted into 3.4 shares of Common Stock. All other shares of Preferred Stock converted into .67 shares of Common Stock. The former holders of the Preferred Stock had certain voting and redemption rights and liquidation preferences which were relinquished upon the conversion of the Preferred Stock into Common Stock Immediately following conversion, all currently outstanding shares of Preferred Stock were canceled, retired and eliminated from the Company's authorized shares of capital stock and the number of authorized shares of Preferred Stock was decreased to 1,000,000 shares.

8.  Warrants

In connection with a master lease line (see Note 5), the Company had issued warrants to purchase shares of Series A, Series B and Series C Preferred Stock. In October 1997, the holders of the Series A, B and C Warrants (the Warrants) elected to surrender the Warrants and receive Common Stock equivalent to the difference between the deemed fair market value of the Common Stock (ranging from $11.81-$12.15/share) and the exercise price of the Warrants (ranging from $2.27 to $6.81/share) multiplied by the outstanding Warrants (53,031). The resulting difference converted into 36,641 shares of Common Stock which were issued in exchange for the Warrants.

In connection with the issuance of Bridge Notes and the sale of Series D preferred stock (see Note 7), the Company issued warrants to purchase 40,000 shares of Series D preferred stock. Effective with the initial public offering and the conversion of Series D preferred stock into Common Stock, the holders of the warrants are entitled to convert the warrants to an aggregate of 26,665 shares of common stock at a cost equal to $4.50 per common share.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.  Equity Plans

Equity Incentive Plan

On July 1, 1992, the Company adopted the 1992 Equity Incentive Plan, which provides stock awards to purchase shares of Common Stock to be granted to employees and consultants under incentive and non-statutory stock option agreements. In June 1997 and December 1996, the Company amended the 1992 Equity Incentive Plan (as amended, "the Equity Plan") to, among other things, increase the number of shares reserved for issuance pursuant to grants. The Equity Plan provides for the grant of stock options (incentive and non-statutory), stock appreciation rights, performance shares, restricted stock or stock units for the purchase of an aggregate of 2,099,901 shares of Common Stock, subject to adjustment for stock-splits and similar capital changes. Awards under the Equity Plan can be granted to officers, employees and other individuals as determined by the committee of the Board of Directors which administers the Equity Plan. The Compensation Committee selects the participants and establishes the terms and conditions of each option or other equity right granted under the Equity Plan, including the exercise price, the number of shares subject to options or other equity rights and the time at which such options become exercisable. Stock option information relating to the Equity Incentive Plan is as follows:


                                                                                                   Exercisable
                                                               Weighted                  -------------------------------
                                                               Average                                       Weighted
                              Options        Option Price      Exercise     Available       Number of   Average Exercise
                            Outstanding    Range Per Share      Price       for Grant        Options          Price
                          ---------------- ----------------- ------------- ------------- -------------- ----------------

March 31, 1993                107,976      $0.42                 $0.42         725,259         6,975           $0.42
   Granted                    142,648      $0.42                 $0.42
                          ------------------------------------------------
March 31, 1994                250,624      $0.42                 $0.42         582,611        34,592           $0.42
   Granted                    359,131      $0.45                 $0.43
   Exercised                  (66,866)     $0.42                 $0.42
   Canceled                    (1,400)     $0.42                 $0.42
                          ------------------------------------------------
March 31, 1995                541,489      $0.42-$0.45           $0.43         224,880       143,207           $0.43
   Granted                    133,994      $0.45-$0.83           $0.55
   Exercised                  (38,399)     $0.42-$0.45           $0.45
   Canceled                   (40,933)     $0.42-$0.45           $0.45
                          ------------------------------------------------
December 31, 1995             596,151      $0.42-$0.83           $0.47         131,820       200,631           $0.44
   Granted                    753,896      $0.83-$8.50           $3.59
   Exercised                  (67,309)     $0.42-$0.83           $0.58
   Canceled                    (4,934)     $0.42-$0.45           $0.45
                          ------------------------------------------------
December 31, 1996           1,277,804      $0.42-$8.50           $2.30         149,524       392,933           $1.21
   Granted                    517,974      $6.50-$13.50          $8.70
   Exercised                  (99,394)     $0.42-$6.63           $0.67
   Canceled                   (29,670)     $0.45-$8.50           $5.72
                          ------------------------------------------------
December 31, 1997           1,666,714      $0.42-$13.50          $4.33         161,219       562,704           $2.04

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.  Equity Plans (continued)

1996 Employee Stock Purchase Plan

In December 1996, the Company adopted the Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") under which employees may purchase shares of Common Stock at a discount from fair market value. There are 66,666 shares of Common Stock reserved for issuance under the Purchase Plan. To date, no shares of Common Stock have been issued under the Purchase Plan. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of
Section 423 of the code. Rights to purchase Common Stock under the Purchase Plan are granted at the discretion of the Compensation Committee, which determines the frequency and duration of individual offerings under the Purchase Plan and the dates when stock may be purchased. Eligible employees participate voluntarily and may withdraw from any offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of Common Stock in an offering is 85% of the lesser of its fair market value at the beginning of the offering period or on the applicable exercise date and are paid through payroll deductions. The Purchase Plan terminates in December 2006.

1996 Directors Stock Option Plan

In December 1996, the Board of Directors and stockholders of the Company adopted the Company's 1996 Director Stock Option Plan (the "Director Plan"). All of the directors who are not employees of the Company (the "Eligible Directors") are currently eligible to participate in the Director Plan. At December 31, 1997 there are 66,666 shares of Common Stock reserved for issuance under the Director Plan. Upon the election or reelection of an Eligible Director, such director is automatically granted an option to purchase 6,666 shares of Common Stock (the "Option"). Each Option becomes exercisable with respect to 1,333 shares on each anniversary date of grant for a period of five years, provided that the option holder is still a director of the Company at the opening of business such date. The Options have a term of ten years. The exercise price for the Options is equal to fair value at the date of grant. The exercise price may be paid in cash or shares of Common Stock or combination of both. During 1997, options to purchase 6,666 shares were issued at an average price of $8.50. No other options have been issued and no options were exercisable at December 31, 1997.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


9.  Equity Plans (continued)

FAS 123 Pro Forma Information

The pro forma information required by FAS 123 is presented below and has been determined as if the Company accounted for its stock options under the fair value method of that Statements. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. For pro forma purposes, the fair value of the options is amortized over the options' vesting period:


                                                                  Year ended       Year ended    Nine months ended
                                                               December 31 1997 December 31 1996  December 31 1995
                                                              ------------------------------------------------------
Assumptions:
   Risk-free interest rates                                              6.00%          6.34%           5.85%
   Dividend yields                                                        Nil            Nil             Nil
   Volatility factors                                                    0.60           0.60            0.60
   Weighted-average option life (in years)                               3.75           5.53            4.92

Pro forma amounts
   Weighted average fair value of options granted                 $      3.83        $  2.16     $      0.31
   Weighted average contractual life (in years)                          8.27           8.59            8.53

Net income (loss)                                                 $(6,684,788)       $48,866     $(4,896,608)
Pro forma Earnings (loss) per share--diluted basis                $     (0.80)       $  0.01     $     (3.27)

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

10. Earnings Per Share


The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                    Year ended         Year ended       Nine months ended
                                                                    December 31        December 31       December 31 1995
                                                                      1997               1996                 1995
                                                              -----------------------------------------------------------
Numerator:
   Net income (loss)                                                $(6,112,093)      $   268,062          $(4,892,928)
   Accretion on redeemable convertible preferred stock                                    (86,790)              (6,122)
                                                              -----------------------------------------------------------
Numerator for basic earnings (loss) per share--income
available to common stockholders                                    $(6,112,093)      $   181,272          $(4,899,050)

Effect of dilutive securities:
   Accretion on redeemable convertible preferred stock                                     86,790                6,122
                                                              -----------------------------------------------------------

Numerator for diluted earnings per share--income available to
common stockholders after assumed conversions                       $(6,112,093)     $    268,062          $(4,892,928)
                                                              ===========================================================

Denominator:
   Denominator for basic earnings (loss) per share--weighted
   average shares                                                     8,333,294         1,561,045            1,498,347
   Effect of dilutive securities:
     Employee stock options                                                             1,364,826
     Warrants                                                                              56,317
     Convertible preferred stock                                                        4,750,289
                                                              -----------------------------------------------------------
Dilutive potential common shares                                                        6,171,432
                                                              -----------------------------------------------------------


Denominator for diluted earnings (loss) per share--adjusted
weighted average shares and assumed conversions                       8,333,294         7,732,477            1,498,347
                                                              ===========================================================

Basic earnings (loss) per share                                        $  (0.73)          $  0.12             $  (3.27)
Diluted earnings (loss) per share                                      $  (0.73)          $  0.03             $  (3.27)

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.  Income Taxes

The Company has incurred losses since inception and, due to the degree of uncertainty related to the ultimate use of the loss carryforwards, fully reserved this tax benefit. The Company has the following total deferred tax assets as of December 31, 1997 and 1996:

                                                                                 December 31
                                                                          1997                1996
                                                                    --------------------------------------
Deferred tax assets:
   Net operating loss carryforwards                                      $ 4,827,000        $ 2,921,000
   Research and development tax credits                                      543,000            400,000
   Book over tax depreciation and amortization                               538,000            383,000
   Other                                                                     247,000             18,000
                                                                    --------------------------------------
Total deferred tax assets                                                  6,155,000          3,722,000
Valuation allowances                                                      (6,155,000)        (3,722,000)
                                                                    --------------------------------------
Deferred income taxes, net                                               $         0        $         0
                                                                    ======================================

As of December 31, 1997, the Company has net operating loss carryfowards for income tax purposes of approximately $12 million, which expire through the year 2011 and 2002, for Federal and State, respectively. The valuation allowance increased by $2,433,000 during the twelve months ended December 31, 1997, due primarily to the additional allowance for the net operating losses incurred. The tax net operating loss carryforwards differ from the accumulated deficit principally due to temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes.

As a result of ownership changes resulting from sales of equity securities, the Company's ability to use the loss carryforwards is subject to limitations as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company currently estimates that the annual limitation on its use of net operating losses through May 31, 1996 will be approximately $900,000. Pursuant to Sections 382 and 383 of the Code, the change in ownership resulting from public equity offerings in 1997 and any other future ownership changes may further limit utilization of losses and credits in any one year. The Company is also eligible for research and development tax credits which can be carried forward to offset federal taxable income. The annual limitation and the timing of attaining profitability may result in the expiration of net operating loss and tax credit carryforwards before utilization.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


12.  Defined Contribution Plan

The Company offers a defined contribution 401(k) plan which covers substantially all employees. The plan permits participants to make contributions from 1% to 15% of their compensation (as defined).

13.  Related-Party Transaction

During 1995 and 1996 the Company received promissory notes from one employee who is also an executive officer and director. These transactions are summarized below:



                                                     Shares of Company Common
                                            Interest    Stock Provided as
   Date of Note        Term         Amount    Rate         Collateral
-----------------------------------------------------------------------------

June 26, 1995         10 years     $ 50,000   7.31%        14,814
April 5, 1996         10 years       50,000   6.51         14,814
May 31, 1996          10 years      230,000   6.83         44,444

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

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

14.  Significant Agreements (continued)

In March 1992, the Company entered into an Agency Agreement with Sumitomo Corp. ("Sumitomo") to assist the Company in entering into collaboration and licensing arrangements with other companies in Japan for the development, manufacture, distribution and sale of the Company's future products. At that time, Sumitomo purchased 66,923 shares of the Company's Series A Preferred Stock, $.01 par value, for $11.21 per share. In October 1995, Sumitomo assigned the Agency Agreement and its shares to Summit Pharmaceutical International Corporation ("Agent"). Under the terms of the amended Agency Agreement, which expired in March 1997, the Company is required to pay the Agent certain commissions and fees, based on a stipulated percentage of amounts received by the Company as license fees, milestone payments or capital investments under arrangements made pursuant to the Agency Agreement.

Also, in March 1992, the Company entered into a $3.5 million development and license agreement with, a Japanese manufacturer and distributor ("Japanese Manufacturer and Distributor") of medical products. Under the terms of the agreement, the Company received funding for research and development through the sale of Preferred Stock and license rights to the Company's liver MRI contrast agent product candidate. In March of 1992, the Japanese Manufacturer and Distributor purchased an equity interest in the Company in accordance with the agreement by acquiring 26,768 shares of Series A Preferred Stock for $11.21 per share. As of December 31, 1997, the Company had received an aggregate of $2.7 million in revenues (net of withholding tax) under this agreement.

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

In March 1996, the Company entered into marketing, development and license agreements with Daiichi Radioisotope Laboratories Ltd., a Japanese pharmaceutical company ("Daiichi") covering the Company's vascular MRI contrast agent. During 1996,

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

14.  Significant Agreements (continued)

the Company received a license fee of $3.0 million (net of withholding tax) upon execution of the agreement and proceeds from the issuance of 868,329 shares of Series E Preferred Stock at price of $5.76 per share. A further $900,000 was received from Daiichi in 1997. In addition, the Company is entitled to receive future milestone payments of up to $2.4 million (net of withholding tax) The agreements also provide for the Company to supply product to Daiichi and to receive royalties for sales made by Daiichi in Japan.

In August 1996, the Company entered into a strategic collaboration agreement with Mallinckrodt Inc. ("Mallinckrodt"), a U.S. pharmaceutical company, involving research, development and marketing of MS-325 and future MRI vascular contrast agents developed or in-licensed by either party. Under the terms of the agreement, each party is obligated to fund a portion of the development cost of MS-325 up to a specified maximum amount. Mallinckrodt will have the right to manufacture MS-325 and to market the product worldwide except Japan. During 1996, the Company received a $6.0 million license fee payment upon execution of the agreement and in 1997 received a $2.0 million milestone payment. Under the agreement, the Company will share in future operating profits from the sale of products covered under the agreement.

In June 1997, the Company and Dyax Corporation formed a strategic alliance to develop novel contrast imaging agents for the diagnosis of severe blood clots in the lungs and legs. The companies will jointly seek to identify and develop compounds that specifically target PE and DVT for use as in vivo MRI and nuclear medicine imaging agents for the diagnosis of these disorders. The Company will partially fund the program and provide expertise in MRI contrast technology for development of MRI-specific imaging agents. Dyax will assume primary responsibilities for developing agents for use in nuclear medicine. Dyax will receive royalties on sales of MRI products, and the Company will receive royalties on sales of nuclear medicine products resulting from this collaboration.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                      EPIX MEDICAL, INC.


 Date:    March 27, 1998              By: /s/ Michael D. Webb
                                          --------------------------------------
                                          Michael D. Webb
                                          President and Chief Executive Officer

         We the undersigned officer and directors of EPIX Medical, Inc., hereby severally constitute Michael D. Webb, Jeffrey R. Lentz and William T. Whelan, and each of them singly, our true and lawful attorneys, with full power to them and each of them to sign for use, in our names and in the capacity indicated below, any and all amendments to this annual report on this Form 10-K for the fiscal year ended December 31, 1997, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact may cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                              Title                                                Date
-------------------------------------------------------------------------------------------------------------
/s/ Michael D. Webb
--------------------------------       President, Chief Executive Officer                   March 27, 1998
Michael D. Webb                        and Director (Principal Executive Officer)


/s/ Jeffrey R. Lentz
--------------------------------        Chief Financial Officer, and Vice                   March 27, 1998
Jeffrey R. Lentz                        President, Finance and Administration
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)


/s/ Christopher F. O. Gabrieli
--------------------------------
Christopher F. O. Gabrieli              Chairman of the Board and Director                  March 27, 1998


/s/ Stanley T. Crooke, M.D., Ph.D.
--------------------------------
Stanley T. Crooke, M.D., Ph.D.          Director                                            March 27, 1998


/s/ Luke B. Evnin, Ph.D.
--------------------------------
Luke B. Evnin, Ph.D.                    Director                                            March 27, 1998


/s/ Randall B. Lauffer, Ph.D.
--------------------------------
Randall B. Lauffer, Ph.D.               Director                                            March 27, 1998



                                  EXHIBIT INDEX

Exhibit
Number    Description

3.1       Restated Certificate of Incorporation of the Company. Filed as Exhibit
          4.1 to the Company's Registration Statement on Form S-8 (File No. 333-30531) and incorporated herein by reference.
3.2       Form of Amended and Restated By-Laws of the Company. Filed as Exhibit
          4.2 to the Company's Registration Statement on Form S-8 (File No. 333-30531) and incorporated herein by reference.
4.1 Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.1+ Agency Agreement between the Company and Sumitomo Corporation dated March 13, 1992. Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.2+ Amendment to the Agency Agreement between the Company and Sumitomo Corporation dated June 26, 1992. Filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.3 Short Form Lease from Trustees of the Cambridge East Trust to the Company dated July 1, 1992. Filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.4 Form of Warrant to Purchase Shares of Series A Convertible Preferred Stock dated December 21, 1992. Filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.5 Dominion Ventures Master Lease Agreement No. 8050 dated December 21, 1992. Filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.6 First Amendment to Master Lease Agreement No. 8050 dated May 14, 1993. Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.7 Second Amendment to Master Lease Agreement No. 8050 dated August 5, 1993. Filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.8 First Amendment Lease From Trustees of the Cambridge Trust to the Company dated October 20, 1993. Filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.9 Warrant to Purchase Shares of Series B Convertible Preferred Stock dated June 6, 1994. Filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.10 Second Amendment to Master Lease Agreement No. 8050 dated June 6, 1994. Filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.11+ Amendment Agreement to the Agency Agreement between the Company and Sumitomo Corporation dated September 15, 1994. Filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.12 Second Amendment Lease From Trustees of the Cambridge East Trust to the Company dated September 17, 1994. Filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

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

10.23 Form of Warrant to Purchase Shares of Series D Preferred Stock dated May 29, 1996. Filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.24 Amendment No. 1 to Third Amended and Restated Stockholders' Rights Agreement dated May 31, 1996. Filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.25 Series E Convertible Preferred Stock Purchase Agreement dated May 31, 1996 between the Company and Daiichi Radioisotope Laboratories, Ltd. Filed as Exhibit 10.25 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.26+ Strategic Collaboration Agreement between the Company and Mallinckrodt Medical, Inc. and Mallinckrodt Group Inc. dated August 30, 1996. Filed as Exhibit 10.26 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.27 Amendment No. 2 to Third Amended and Restated Stockholders' Rights Agreement dated December 6, 1996. Filed as Exhibit 10.27 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.28# Amended and Restated 1992 Equity Incentive Plan. Filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-30531) and incorporated herein by reference.
10.29# Form of Incentive Stock Option Certificate. Filed as Exhibit 10.29 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.30 Form of Nonstatutory Stock Option Certificate. Filed as Exhibit 10.30 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.31# 1996 Director Stock Option Plan. Filed as Exhibit 10.31 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.32# 1996 Employee Stock Purchase Plan. Filed as Exhibit 10.32 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.33 Form of Consulting and Confidentiality Agreement between the Company and certain consultants of the Company. Filed as Exhibit 10.33 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.34 Form of Invention and Non-Disclosure Agreement between the Company and certain employees of the Company. Filed as Exhibit 10.34 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.35 Form of Non-Competition and Non-Solicitation Agreement between the Company and certain employees of the Company. Filed as Exhibit 10.35 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.36 Form of Common Stock Purchase Agreement. Filed as Exhibit 10.36 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.37     Form of Stock Purchase and Right of First Refusal Agreement. Filed as
          Exhibit 10.37 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

10.38 Collaboration Agreement effective as of June 20, 1997 between Dyax Corp. and the Company. Filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the period ended September 30, 1997 (File No. 000-21863) and incorporated herein by reference.
10.39 Short Form Lease from Trustees of the Cambridge Trust to the Company with a commencement date of January 1, 1998. Filed as Exhibit 10.39 to the Company's Registration Statement on Form S-1 (File No. 333-38399) and incorporated herein by reference.
23.1      Consent of Ernst & Young LLP. Filed herewith.
24.1      Power of Attorney. Contained on signature page hereto.
27.1      Financial Data Schedule. Filed herewith.
99.1 Important Factors Regarding Forward-Looking Statements. Filed herewith.

---------------
+ Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

# Identifies a management contract or compensatory plan or agreement in which an executive officer or director of the Company participates.