Form 10-Q
period 1998-03-31
EPIX MEDICAL INC
filed 1998-05-12
CIK 1027702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from _________ to ___________.


                        Commission File Number 0-21863 -
                                               -------

                               EPIX Medical, Inc.
                               ------------------
             (Exact name of Registrant as Specified in its Charter)



                Delaware                                  04-3030815
----------------------------------------     ------------------------------------
     (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

            71 Rogers Street
        Cambridge, Massachusetts                           02142
----------------------------------------     ------------------------------------
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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of April 1, 1998, 11,274,054 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                               EPIX MEDICAL, INC.
                                      INDEX


                                                                                                                      Page
                                                                                                                     Number
                                                                                                                     ------
PART I.           FINANCIAL INFORMATION
    Item 1.       Condensed Financial Statements
                  Balance Sheets--March 31, 1998 and December 31, 1997                                                   3
                  Statements of Operations--Three Months Ended March 31, 1998 and 1997                                   4
                  Statements of Cash Flows--Three Months Ended March 31, 1998 and 1997                                   5
                  Notes to Condensed Financial Statements                                                                6
    Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations                  7

PART II.          OTHER INFORMATION
    Item 6.       Exhibits and Reports on Form 8-K                                                                      10
    Signatures                                                                                                          11

                               EPIX Medical, Inc.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS


                                                                                 March 31,      December 31,
                                                                                   1998            1997
                                                                               -----------      -----------
                                                                               (Unaudited)
Assets:
Current assets:
    Cash and cash equivalents                                                  $ 1,191,560      $ 1,455,657
    Marketable securities                                                       38,498,834       41,356,941
    Prepaid expenses                                                               261,142          241,138
    Other current assets                                                            11,469           69,772
                                                                               -----------      -----------
         Total current assets                                                   39,963,005       43,123,508
Property and equipment, net                                                      1,584,178        1,254,281
Notes receivable from officer                                                      320,684          315,616
Other assets                                                                        88,896           81,966
                                                                               -----------      -----------
         Total assets                                                          $41,956,763      $44,775,371
                                                                               ===========      ===========
Liabilities and Stockholders' Equity:
Current liabilities:
    Current portion of capital lease obligations                               $   329,069      $   319,745
    Contract advances                                                              828,915          794,346
    Accounts payable and accrued expenses                                        2,140,845        2,336,135
                                                                               -----------      -----------
         Total current liabilities                                               3,298,829        3,450,226
Capital lease obligations, less current portion                                    447,395          278,966

Common stock, $.01 par value, 15,000,000 shares authorized; 11,274,054             112,741          112,183
    and  11,218,264 shares issued and outstanding at March 31, 1998 and
    December 31, 1997, respectively
Additional paid-in capital                                                      55,383,754       55,351,091
Deficit accumulated during the development stage                               (17,285,956)     (14,417,095)
                                                                               -----------      -----------

Total stockholders' equity                                                      38,210,539       41,046,179
                                                                               -----------      -----------

Total liabilities and stockholders' equity                                     $41,956,763      $44,775,371
                                                                               ===========      ===========

See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                                          Period from
                                               Three months           Three months         inception
                                              ended March 31,        ended March 31,    (November 29, 1988)
                                                   1998                   1997           to March 31, 1998
                                              ---------------         ------------     -------------------
Revenues                                      $   423,825             $   293,180         $ 18,672,599

Operating expenses:
    Research and development                    2,889,824               1,440,027           27,090,944
    General and administrative                    843,340                 899,791           10,563,571
                                              -----------             -----------         ------------
         Total operating expenses               3,733,164               2,339,818           37,654,515
                                              -----------             -----------         ------------

Operating loss                                 (3,309,339)             (2,046,638)         (18,981,916)

Interest expense                                  (12,653)                 (9,944)            (660,137)
Interest income                                   453,131                 228,619            2,371,564
                                              -----------             -----------         ------------

Net loss                                      $(2,868,861)            $(1,827,963)        $(17,270,489)
                                              ===========             ===========         ============

Weighted average shares
     Basic                                     11,261,757               5,911,280
     Diluted                                   11,261,757               5,911,280

Earnings (loss) per common share
     Basic                                        $(0.25)                  $(0.31)
     Diluted                                      $(0.25)                  $(0.31)


See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                             Period
                                                                    Three Months       Three Months       from inception
                                                                  Ended March 31,    Ended March 31,    (November 12, 1988)
                                                                        1998               1997          to March 31, 1998
                                                                 ----------------    ---------------    ---------------------
Operating activities:
Net loss                                                          $ (2,868,861)        $ (1,827,963)        $ (17,270,489)
Adjustments  to reconcile net loss to cash  provided  (used) by operating activities:
         Depreciation and amortization                                 155,476              133,647             2,388,972
         Expenses paid with equity instruments                                                                    204,342
    Change in operating assets and liabilities:
         Prepaid expenses and other current assets                      26,301              100,780                94,470
         Contract advances                                              34,569                                    828,915
         Accounts payable and accrued expenses                        (195,290)            (512,890)            1,866,921
                                                                  ------------         ------------         -------------
    Net cash used by operating activities                           (2,847,805)          (2,106,426)          (11,886,869)

Investing activities:
Purchase of fixed assets                                              (485,373)            (226,691)           (3,709,378)
Purchase of marketable securities                                 (221,849,239)         (21,984,451)         (591,599,323)
Proceeds from sale or redemption of marketable securities          224,707,346           11,200,000           553,100,489
Issuance of notes receivable from officer                                                                        (280,000)
                                                                  ------------         ------------         -------------
    Net cash provided (used) by investing activities                 2,372,734          (11,011,142)          (42,488,212)
                                                                  ------------         ------------         -------------

Financing activities:
Lease financing of fixed assets                                        258,387                                  1,833,434
Repayment of capital lease obligations                                 (80,634)             (58,462)           (1,245,690)
Issuance of promissory notes                                                                                    3,000,000
Issuance of bridge notes                                                                                          600,000
Sale of Series B redeemable convertible preferred stock                                                         3,941,236
Sale of Series D redeemable convertible preferred stock                                                         4,468,963
Sale of Series E redeemable convertible preferred stock                                                         4,882,372
Sale of Series A convertible preferred stock                                                                    1,037,664
Repurchase of stock from officer                                                                                 (270,000)
Sale of common stock                                                                     14,268,564            37,124,118
Issuance of stock options and warrants                                  33,221               29,951               194,544
                                                                  ------------         ------------         -------------
Net cash provided by financing activities                              210,974           14,240,053            55,566,641
                                                                  ------------         ------------         -------------
Increase (decrease) in cash and cash equivalents                      (264,097)           1,122,485             1,191,560

Cash and cash equivalents at beginning of period                     1,455,657            2,667,892
                                                                  ------------         ------------         -------------

Cash and cash equivalents at end of period                        $  1,191,560         $  3,790,377         $   1,191,560
                                                                  ============         ============         =============

Supplemental cash flow information:
Cash paid for interest                                            $     12,653               $9,944         $     344,181
                                                                  ============         ============         =============


See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)
                     Notes to Condensed Financial Statements
                                 March 31, 1998
                                   (Unaudited)


1. Basis of Presentation

     The unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (the "Commission"). Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of the interim period ended March 31, 1998 are not necessarily indicative of the results expected for the full fiscal year.

     The condensed financial statements and related disclosures have been prepared with the assumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


2. Earnings Per Share

     In February 1997, the Financial Accounting Standard Board (FASB) issued Financial Standards No. 128, "Earnings Per Share" (FAS 128). SFAS 128 replaces the calculation for computing primary and diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effect of options, warrants or convertible securities. Pursuant to the previous requirements of the Securities and Exchange Commission (SEC), common shares, common share equivalents and convertible preferred stock issued by the Company during the twelve month period prior to the initial public offering in February 1997 had been included in the previously reported weighted average shares for all periods presented, whether or not anti-dilutive. In February 1998, the SEC issued Staff Accounting Bulletin 98 which, among other things, conformed prior SEC requirements to SFAS 128 and eliminated inclusion of such shares in the computation of earnings per share. All earnings (loss) per share amounts for all periods have been presented, and as appropriate, restated to conform to SFAS 128 and the current SEC requirements. Due to its loss position, diluted earnings per share for periods reported herein is the same amount as basic earnings per share.

3.    Comprehensive Income

     In 1997, the Financial Accounting Standards Board (FASB) issued Financial Standards No. 130 "Reporting Comprehensive Income." Adoption of the Standard is required for all periods beginning after December 15, 1997.

     Statement 130 establishes the rules for reporting and displaying "comprehensive income" and its components. In general, comprehensive income consists of net income and "other comprehensive income". Other comprehensive income is comprised of non-owner related changes in equity that were excluded from net income. Examples of other comprehensive income include: certain unrealized gains or losses on available-for-sale securities, certain foreign currency translation adjustments, changes in the value of certain futures contracts and certain changes in pension liabilities.

     The Company had no other comprehensive income during the three month periods ended March 31, 1998 and 1997 and, accordingly, its comprehensive loss and net loss are the same.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Since commencing operations in 1992, the Company has been engaged principally in the research and development of its product candidates as well as seeking various regulatory clearances and patent protection. The Company has had no revenues from product sales and has incurred losses since its inception through March 31, 1998 aggregating approximately $17.3 million. The Company has received revenues in connection with various licensing and collaboration agreements. In August 1996, the Company entered into a strategic alliance with Mallinckrodt, Inc. for the development and commercialization of MS-325 worldwide excluding Japan pursuant to which it received $6.0 million in up-front license fees. The agreement provided for an additional $2.0 million milestone payment which was received in July 1997. In March 1996, the Company entered into a strategic alliance (the "Daiichi Agreement") with Daiichi Radioisotope Laboratories, Ltd. related to the development and commercialization of MS-325 in Japan. To date, the Company has received $3.0 million in license fees and $5.0 million from the sale of shares of the Company's preferred stock pursuant to the Daiichi Agreement. The Company is also entitled to receive up to $3.3 million in future payments pursuant to the Daiichi Agreement based upon the Company's achievement of certain product development milestones. The Company has received $900,000 of such milestone payments to date.

The Company expects continued operating losses for the next several years as it incurs expenses to support research, development and efforts to obtain regulatory approvals.

The Company's initial product candidate, MS-325, is currently the Company's only product candidate undergoing human clinical trials. The Company filed an IND application for MS-325 in July 1996 and initiated a Phase I clinical trial in 1996 and a Phase I dose escalation study in 1997, both of which have been completed. The Company initiated a Phase II trial for peripheral vascular disease indications in June 1997 and has since commenced feasibility clinical trials for both cardiac and breast cancer indications.

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

Results of Operations

Comparison of Three Months Ended March 31, 1998 and 1997

Revenues. First quarter revenues were $424,000 and $293,000 in 1998 and 1997, respectively, and in both periods were comprised of revenues from product development contracts with the Company's strategic partners.

Research and development expenses. Research and development expenses for the three months ended March 31, 1998 were $2.9 million as compared to $1.4 million for the three months ended March 31, 1997. The increased research and development expenses were mainly due to the costs of advancing MS-325 through clinical trials. During the first quarter of 1998, the Company was enrolling patients in three separate Phase II clinical trials for MS-325 as compared to the first quarter of 1997 during which two Phase I trials were in progress. Additional costs for personnel and resources to support research in the area of thrombus imaging and the enhancement of core technology also contributed to higher operating expenses in the first quarter of 1998 as compared to the first quarter of 1997.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 1998 were $843,000 as compared to $900,000 for the corresponding period of 1997. The slight decrease was attributable to higher costs in 1997 associated with the transition to being a publicly held Company. Also contributing to the decrease were differences in the timing of when various expenses were incurred in connection with patent activities, travel and supply purchases.

Interest income and expense. Other income, consisting mainly of interest income, increased $221,000 in 1998 as compared to 1997 mainly due to higher average levels of invested cash during the 1998 first quarter.

Liquidity and Capital Resources

The Company financed its operations from inception through March 31, 1998 with $14.3 million in net proceeds from the Company's initial public offering completed in February 1997, $22.9 million from a follow-on public offering of common stock in November 1997, $18.4 million from private sales of equity securities, $18.0 million received from third parties in connection with collaboration and license arrangements, $2.1 million of equipment lease financing and $2.4 million in interest income. From inception through March 31, 1998, the Company has incurred $37.7 million of costs attributable to operating activities, including $27.1 million related to the research and development of technology and new product candidates, including MS-325.

The Company's principal source of liquidity consists of cash, cash equivalents and marketable securities which totaled $39.7 million at March 31, 1998, as compared to $42.8 million at December 31, 1997.

The Company is eligible to receive additional payments of $2.4 million from Daiichi upon the attainment of certain future MS-325 development milestones. Under the Company's agreement with Mallinckrodt, Mallinckrodt and the Company will generally share equally in future development costs of MS-325 up to a specified maximum amount.

The Company estimates that existing cash, cash equivalents and marketable securities will be sufficient to fund its operations through the second quarter of 1999. The Company believes that it will need to raise additional funds for research, development and other expenses, through equity or debt financings, strategic alliances, licensing arrangements, or otherwise, prior to commercialization of any of its product candidates. There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. The Company's future liquidity and capital requirements will depend on numerous factors, including the following: the progress and scope of clinical trials; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both United States and foreign governmental approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the extent to which the Company's products gain market acceptance; the timing and costs of product introductions; the extent of the Company's ongoing research and development programs; the costs of training physicians to become proficient with the use of the Company's products; and, if necessary, once regulatory approvals are received, the costs of developing marketing and distribution capabilities.

During the quarter ended March 31, 1998, the Company used approximately $2.8 million of cash for operating activities. Because of anticipated spending to support development of MS-325 and new research programs, the Company does not expect positive cash flow from operating activities for any future quarterly or annual period prior to commercialization of MS-325. The Company anticipates continued investments in fixed assets, including equipment and facilities expansion to support new and continuing research and development programs. In July 1997, the Company entered into a lease for its current principal scientific facilities which expires on December 31, 2002. The Company also has a short-term lease for a nearby office space which expires in October 1998 but is renewable under certain conditions for an additional 12 month period.

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

Forward-Looking Statements

    The discussion included in this section as well as elsewhere in the Quarterly Report on Form 10-Q contains forward-looking statements based on the current expectations of the Company's management. Such statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" attached as Exhibit 99.1 and incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as previously filed with the Commission. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only as of the date thereof. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

    (A) EXHIBITS

         27.1 Financial Data Schedule for the interim year-to-date period ended March 31, 1998 (for electronic filing only).

         27.2 Financial Data Schedule for the interim year-to-date period ended March 31, 1997 (for electronic filing only).

    (B) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               EPIX MEDICAL, INC.


Date: May 12, 1998                             By: /s/ Jeffrey R. Lentz
                                                   --------------------

                                               Jeffrey R. Lentz,
                                               Chief Financial Officer and
                                               Vice President, Finance and
                                               Administration
                                               (Principal Financial Officer and
                                               Accounting Officer)

                                  EXHIBIT INDEX


                                                                          Page
Number   Description                                                     Number
------   -----------                                                     ------

27.2     Financial data schedule for the interim  year-to-date             13
         period ended March 31, 1998 (for electronic filing only).

27.3     Financial data schedule for the interim year-to-date              14
         period ended March 31, 1997 (for electronic filing only).

99.1 Important Factors Regarding Forward-Looking Statements filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.