Form 10-Q
period 1998-06-30
EPIX MEDICAL INC
filed 1998-08-13
CIK 1027702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of August 12, 1998, 11,366,279 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                               EPIX MEDICAL, INC.
                                      INDEX

                                                                                                Page
                                                                                               Number
                                                                                               ------
PART I.           FINANCIAL INFORMATION

    Item 1.       Condensed Financial Statements

                  Balance Sheets--June 30, 1998 and December 31, 1997                             3

                  Statements of Operations--Three Months Ended June 30, 1998 and 1997             4

                  Statements of Operations--Six Months Ended June 30, 1998 and 1997               5

                  Statements of Cash Flows--Six Months Ended June 30, 1998 and 1997               6

                  Notes to Condensed Financial Statements                                         7

    Item 2.       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                         8

PART II.          OTHER INFORMATION

    Item 4.       Submission of Matters to a vote of Security Holders                            11

    Item 6.       Exhibits and Reports on Form 8-K                                               11

    Signatures                                                                                   12

                               EPIX Medical, Inc.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS


                                                          June 30,        December 31,
                                                            1998               1997
                                                          --------        ------------
                                                        (Unaudited)
Assets:
Current assets:
    Cash and cash equivalents                           $1,384,745          $1,455,657
    Marketable securities                               34,719,204          41,356,941
    Receivables                                            306,910              58,525
    Prepaid expenses                                       304,965             241,138
    Other current assets                                    12,157              11,247
                                                       -----------         -----------
         Total current assets                           36,727,981          43,123,508
Property and equipment, net                              2,161,644           1,254,281
Notes receivable from officer                              326,876             315,616
Other assets                                                95,437              81,966
                                                       -----------         -----------
         Total assets                                  $39,311,938         $44,775,371
                                                       ===========         ===========
Liabilities and Stockholders' Equity:
Current liabilities:
    Current portion of capital lease obligations          $293,256            $319,745
    Contract advances                                      764,048             794,346
    Accounts payable and accrued expenses                2,403,691           2,336,135
                                                       -----------         -----------
         Total current liabilities                       3,460,995           3,450,226
Capital lease obligations, less current portion            588,515             278,966

Common stock, $.01 par value, 15,000,000 shares
  authorized; 11,354,848 and  11,218,264 shares
  issued and outstanding at June 30, 1998 and
  December 31, 1997, respectively                          113,548             112,183
Additional paid-in capital                              55,608,752          55,351,091
Loans to stock option holders                             (118,602)
Deficit accumulated during the development stage       (20,341,270)        (14,417,095)
                                                       -----------         -----------

Total stockholders' equity                              35,262,428          41,046,179
                                                       -----------         -----------

Total liabilities and stockholders' equity             $39,311,938         $44,775,371
                                                       ===========         ===========

See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                         Three months             Three months
                                        ended June 30,           ended June 30,
                                             1998                     1997
                                        --------------           --------------
Revenues                                $    517,199             $ 1,101,193

Operating expenses:
    Research and development               3,074,708               2,119,271
    General and administrative             1,023,014                 698,961
                                         -----------             -----------
         Total operating expenses          4,097,722               2,818,232
                                         -----------             -----------

Operating loss                            (3,580,523)             (1,717,039)

Interest expense                             (15,104)                 (8,515)
Interest income                              540,312                 272,823
                                         -----------             -----------

Net loss                                 $(3,055,315)            $(1,452,731)
                                         ===========             ===========

Weighted average shares
     Basic                                11,326,494               8,678,639
     Diluted                              11,326,494               8,678,639

Loss per common share
     Basic                                    $(0.27)                 $(0.17)
     Diluted                                  $(0.27)                 $(0.17)


See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                      Period from
                                         Six months            Six months              inception
                                        ended June 30,       ended June 30,       (November 29, 1988)
                                            1998                  1997             to June 30, 1998
                                       ---------------       --------------       --------------------
Revenues                                $    941,024          $ 1,394,373            $ 19,189,798

Operating expenses:
    Research and development               5,964,532            3,559,298              30,165,652
    General and administrative             1,866,354            1,598,752              11,586,585
                                        ------------          -----------            ------------
         Total operating expenses          7,830,886            5,158,050              41,752,237
                                        ------------          -----------            -------------

Operating loss                            (6,889,862)          (3,763,677)            (22,562,439)

Interest expense                             (27,757)             (18,459)               (675,241)
Interest income                              993,443              501,442               2,911,876
                                        ------------          -----------            ------------

Net loss                                $ (5,924,176)         $(3,280,694)           $(20,325,804)
                                        ============          ===========            ============

Weighted average shares
     Basic                                11,294,304            7,310,334
     Diluted                              11,294,304            7,310,334

Loss per common share
     Basic                                    $(0.52)              $(0.45)
     Diluted                                  $(0.52)              $(0.45)


See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                      Period
                                                                      Six Months Ended      Six Months Ended       from inception
                                                                          June 30,               June 30,        (November 12, 1988)
                                                                            1998                   1997           to June 30, 1998
                                                                      ----------------      ----------------       --------------
Operating activities:
Net loss                                                               $ (5,924,175)          $ (3,280,694)       $ (20,325,803)
Adjustments  to reconcile net loss to cash  provided
  (used) by operating activities:
         Depreciation and amortization                                      344,114                279,374            2,577,610
         Expenses paid with equity instruments                                                                          204,342
    Change in operating assets and liabilities:
         Prepaid expenses and other current assets                         (337,853)              (551,087)            (269,685)
         Contract advances                                                  (30,298)                                    764,048
         Accounts payable and accrued expenses                               67,556               (417,367)           2,129,767
                                                                       ------------            -----------         ------------
    Net cash used by operating activities                                (5,880,656)            (3,969,774)         (14,919,721)

Investing activities:
Purchase of fixed assets                                                 (1,251,477)              (415,330)          (4,475,480)
Purchase of marketable securities                                      (261,073,362)           (41,827,685)        (630,823,446)
Proceeds from sale or redemption of marketable securities               267,711,098             30,321,200          596,104,241
Issuance of notes receivable from officer                                                                              (280,000)
                                                                       ------------            -----------         ------------
    Net cash provided (used) by investing activities                      5,386,259            (11,921,815)         (39,474,685)
                                                                       ------------            -----------         ------------

Financing activities:
Lease financing of fixed assets                                             492,265                                   2,067,311
Repayment of capital lease obligations                                     (209,205)              (103,578)          (1,374,261)
Issuance of promissory notes                                                                                          3,000,000
Issuance of bridge notes                                                                                                600,000
Sale of Series B redeemable convertible preferred stock                                                               3,941,236
Sale of Series D redeemable convertible preferred stock                                                               4,468,963
Sale of Series E redeemable convertible preferred stock                                                               4,882,372
Sale of Series A convertible preferred stock                                                                          1,037,664
Repurchase of stock from officer                                                                                       (270,000)
Issuance of stock option loan                                              (118,602)                                   (118,602)
Proceeds from Employee Stock Purchase Plan                                   76,216                                      76,216
Sale of common stock                                                                            14,268,564           37,124,118
Exercise of stock options and warrants                                      182,811                 36,138              344,134
                                                                       ------------            -----------         ------------
Net cash provided (used) by financing activities                            423,485             14,201,124           55,779,151
                                                                       ------------            -----------         ------------

Increase (decrease) in cash and cash equivalents                            (70,912)            (1,690,465)           1,384,745

Cash and cash equivalents at beginning of period                          1,455,657              2,667,892
                                                                       ------------            -----------         ------------

Cash and cash equivalents at end of period                               $1,384,745               $977,427           $1,384,745
                                                                       ============            ===========         ============

Supplemental cash flow information:
Cash paid for interest                                                      $27,757                $18,459             $359,285
                                                                       ============            ===========         ============


See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)
                     Notes to Condensed Financial Statements
                                  June 30, 1998
                                   (Unaudited)


1. Basis of Presentation

    The unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of the interim period ended June 30, 1998 are not necessarily indicative of the results expected for the full fiscal year.

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


2. Net Income (Loss) Per Share

    In February 1997, the Financial Accounting Standard Board (FASB) issued Financial Standards No. 128, "Earnings Per Share" (FAS 128). SFAS 128 replaces the calculation for computing primary and diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effect of options, warrants or convertible securities. Pursuant to the previous requirements of the SEC, common shares, common share equivalents and convertible preferred stock issued by the Company during the twelve month period prior to the initial public offering in February 1997 had been included in the previously reported weighted average shares for all periods presented, whether or not anti-dilutive. In February 1998, the SEC issued Staff Accounting Bulletin 98 which, among other things, conformed prior SEC requirements to SFAS 128 and eliminated inclusion of such shares in the computation of earnings per share. All earnings (loss) per share amounts for all periods have been presented, and as appropriate, restated to conform to SFAS 128 and the current SEC requirements. Due to its loss position, diluted earnings per share for periods reported herein is the same amount as basic earnings per share.

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

     The Company had no other comprehensive income during the three and six month periods ended June 30, 1998 and 1997 and, accordingly, its comprehensive loss and net loss are the same.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Since commencing operations in 1992, the Company has been engaged principally in the research and development of its product candidates as well as seeking various regulatory clearances and patent protection. The Company has had no revenues from product sales and has incurred losses since its inception through June 30, 1998 aggregating approximately $20.3 million. The Company has received revenues in connection with various licensing and collaboration agreements. In August 1996, the Company entered into a strategic alliance with Mallinckrodt, Inc. for the development and commercialization of the Company's initial product candidate, MS-325, worldwide excluding Japan pursuant to which it received $6.0 million in up-front license fees. The agreement provided for an additional $2.0 million milestone payment which was received in July 1997. In March 1996, the Company entered into a strategic alliance (the "Daiichi Agreement") with Daiichi Radioisotope Laboratories, Ltd. related to the development and commercialization of MS-325 in Japan. To date, the Company has received $3.0 million in license fees and $5.0 million from the sale of shares of the Company's preferred stock pursuant to the Daiichi Agreement. The Company is also entitled to receive up to $3.3 million in future payments pursuant to the Daiichi Agreement based upon the Company's achievement of certain product development milestones. The Company has received $900,000 of such milestone payments to date.

The Company expects continued operating losses for the next several years as it incurs expenses to support research, development and efforts to obtain regulatory approvals.

The Company's initial product candidate, MS-325 which is anticipated to be marketed under the name AngioMARK, is currently the Company's only product candidate undergoing human clinical trials. The Company filed an IND application for MS-325 in July 1996 and initiated a Phase I clinical trial in 1996, a Phase I dose escalation study in 1997 and a Phase II trial for peripheral vascular disease indication in June 1997, all of which have been completed. The Company and has since commenced feasibility clinical trials for both cardiac and breast cancer indications.

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

Results of Operations

Comparison of Three Months Ended June 30, 1998 and 1997

Revenues. Second quarter revenues were $517,000 and $1.1 million in 1998 and 1997, respectively. Revenues for the three months ended June 30, 1998 consisted primarily of MS-325 development contract revenue from Mallinckrodt. Revenues for the three months ended June 30, 1997 were comprised of a $900,000 milestone fee from Daiichi and $200,000 of MS-325 development contract revenue from Mallinckrodt.

Research and development expenses. Research and development expenses for the three months ended June 30, 1998 were $3.1 million as compared to $2.1 million for the three months ended June 30, 1997. This increase was primarily due to increasing costs of MS-325 clinical trials including the costs of additional regulatory personnel and related travel. The increase was also attributable to the costs of personnel and resources necessary to support research in the area of thrombus imaging and the advancement of core technology.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 1998 were $1.0 million as compared to $700,000 for the corresponding period of 1997. The increase was partially due to additional marketing costs including the hiring of new personnel and development of marketing communication programs. Higher legal costs related to ongoing patent activities, principally in Europe and Japan, also contributed to the increase.

Interest income and expense. Other income, consisting mainly of interest income, increased $262,000 in 1998 as compared to 1997 mainly due to higher average levels of invested cash during the 1998 second quarter.

Comparison of Six Months Ended June 30, 1998 and 1997

Revenues. Revenues for the six months ended June 30, 1998 were $941,000 as compared to $1.4 million for the six months ended June 30, 1997. Revenues for the six months ended June 30, 1998 consisted primarily of MS-325 development contract revenue from Mallinckrodt. Revenues for the six months ended June 30, 1997 consisted of a $900,000 milestone fee from Daiichi and $494,000 of MS-325 development contract revenue from Mallinckrodt.

Research and development expenses. Research and development expenses for the six months ended June 30, 1998 were $6.0 million as compared to $3.6 million for the six months ended June 30, 1997. This increase was primarily due to increasing costs of MS-325 clinical trials including the costs of additional regulatory personnel and related travel. During the first six months of 1998, the Company was enrolling patients in three separate Phase II clinical trials for MS-325 as compared to the first six months of 1997 during which two Phase I trials were in progress and a Phase II trial had just been initiated. The increase was also attributable to the costs of personnel and resources necessary to support research in the area of thrombus imaging and the advancement of core technology.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 1998 were $1.9 million as compared to $1.6 million for the six months ended June 30, 1997. The increase was partially due to additional marketing activities which included the hiring of personnel and development of marketing communication programs. Also contributing to the increase were higher legal costs related to ongoing patent activities, principally in Europe and Japan.

Interest income and expense. Other income, consisting mainly of interest income, increased $483,000 in 1998 as compared to 1997 mainly due to higher average levels of invested cash during the six months ended June 30, 1998.

Liquidity and Capital Resources

The Company financed its operations from inception through June 30, 1998 with $14.3 million in net proceeds from the Company's initial public offering completed in February 1997, $22.9 million from a follow-on public offering of common stock in November 1997, $18.4 million from private sales of equity securities, $19.2 million received from third parties in connection with collaboration and license arrangements, $2.3 million of equipment lease financing and $2.9 million in interest income. From inception through June 30, 1998, the Company has incurred $41.8 million of costs attributable to operating activities, including $30.2 million related to the research and development of technology and new product candidates, including MS-325.

The Company's principal source of liquidity consists of cash, cash equivalents and marketable securities which totaled $36.1 million at June 30, 1998, as compared to $42.8 million at December 31, 1997.

The Company is eligible to receive additional payments of $2.4 million from Daiichi upon the attainment of certain future MS-325 development milestones. Under the Company's agreement with Mallinckrodt, Mallinckrodt and the Company will generally share equally in future development costs of MS-325 up to a specified maximum amount.

The Company estimates that existing cash, cash equivalents and marketable securities will be sufficient to fund its operations through the second quarter of 1999. The Company believes that it will need to raise additional funds for research, development and other expenses, through equity or debt financings, strategic alliances, licensing arrangements, or otherwise, prior to commercialization of any of its product candidates. There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. The Company's future liquidity and capital requirements will depend on numerous factors, including the following: the success, progress and scope of clinical trials; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both United States and foreign governmental approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the extent to which the Company's products gain market acceptance; the timing and costs of product introductions; the extent of the Company's ongoing research and development programs; the costs of training physicians to become proficient with the use of the Company's products; and, if necessary, once regulatory approvals are received, the costs of developing marketing and distribution capabilities.

During the six months ended June 30, 1998, the Company used approximately $5.9 million of cash for operating activities. Because of anticipated spending to support development of MS-325 and new research programs, the Company does not expect positive cash flow from operating activities for any future quarterly or annual period prior to commercialization of MS-325. The Company anticipates continued investments in fixed assets, including equipment and facilities expansion to support new and continuing research and development programs. In July 1997, the Company entered into a lease for its current principal scientific facilities which expires on December 31, 2002. The Company also has a lease for nearby office space which expires in December 1999 but can be extended by the Company for up to three years.

The Company has reported only tax losses to date and therefore has not paid significant federal or state income taxes since inception. At December 31, 1997, the Company had loss carryforwards of approximately $12.0 million available to offset future taxable income. These amounts expire at various times through 2011. As a result of ownership changes resulting from sales of equity securities, the Company's ability to use the loss carryforwards is subject to limitations as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company currently estimates that the annual limitation on its use of net operating losses through May 31, 1996 will be approximately $900,000. Pursuant to Section 382 and 383 of the Code, the change in ownership resulting from public equity offerings in 1997 and any other future ownership changes may further limit utilization of losses and credits in any one year. The Company is also eligible for research and development tax credits which can be carried forward to offset federal taxable income. The annual limitation and the timing of attaining profitability may result in the expiration of net operating loss and tax credit carryforwards before utilization.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company's was held on Tuesday, May 12, 1998. The following is a description of the three matters submitted to a vote of stockholders at such meeting and the result of voting.

(i) At the meeting one director were re-elected for a term of office expiring in year 2001.


                                          Number of Shares      Number of Votes
                                            Voted For             Withheld
                                          ----------------      ---------------
    Stanley T. Crooke, M.D., Ph.D.          7,707,807             16,100

    There were no broker non-votes or abstentions with respect to this matter.

    The following is a list of the directors whose term of office as a director continued after the meeting:

                                                  Term Expires
                                                  ------------
          Christopher F.O. Gabrieli                  1999
          Michael D. Webb                            1999
          Luke B. Evnin, Ph.D.                       2000
          Randall B. Lauffer, Ph.D.                  2000



(ii) The stockholders approved an amendment to the Company's 1992 Equity Incentive Plan to increase the number of shares of the Company's common stock as to which awards may be granted under such plan by 250,000 shares.

                  Number of shares voted:
                        For:                       7,450,591
                        Against:                     273,216
                        Abstaining:                      100
                        Broker Non-Votes:                  0


(iii) The stockholders also approved amendments to the Company's 1996 Director Stock Option Plan to increase the size of the grant awarded to a director upon election or reelection from 6,666 shares of the Company's common stock to 15,000 shares, to change the vesting schedule of such grants from five years to three years and to increase the number of shares of the Company's common stock as to which awards may be granted under such plan by 33,334 shares.

                  Number of shares voted:
                         For:                      7,479,522
                         Against:                    243,675
                         Abstaining:                     710
                         Broker Non-Votes:                 0


Item 6. Exhibits and Reports on Form 8-K

    (A) EXHIBITS

         27.1 Financial Data Schedule for the interim year-to date period ended June 30, 1998 (for electronic filing only).

         27.2 Financial Data Schedule for the interim year-to date period ended June 30, 1997 (for electronic filing only).

    (B) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EPIX MEDICAL, INC.


Date: August 13, 1998

                                          By: /s/ Stephen C. Knight
                                             ---------------------------------
                                             Stephen C. Knight,
                                             Chief Financial Officer and
                                             Senior Vice President, Finance and
                                             Business Development
                                             (Principal Financial Officer and
                                             Accounting Officer)

                                  EXHIBIT INDEX

                                                                              Page
Number  Description                                                          Number
------  -----------                                                          ------
27.1    Financial data schedule for the interim year-to-date period ended
        June 30, 1998 (for electronic filing only).                            15

27.2    Financial data schedule for the interim year-to-date period ended
        June 30, 1997 (for electronic filing only).                            16

99.1    Important Factors Regarding Forward-Looking Statements filed as
        Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.