Form 10-Q
period 1998-09-30
EPIX MEDICAL INC
filed 1998-11-13
CIK 1027702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from _________ to ___________.


                        Commission File Number 000-21863


                               EPIX Medical, Inc.
                               ------------------
             (Exact name of Registrant as Specified in its Charter)



                Delaware                                04-3030815
--------------------------------------    --------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

         71 Rogers Street
     Cambridge, Massachusetts                              02142
--------------------------------------    --------------------------------------
  (Address of principal executive offices               (Zip Code)



       Registrant's telephone number, including area code: (617) 499-1400

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of Class)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of November 6, 1998, 11,437,139 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                               EPIX MEDICAL, INC.
                                      INDEX

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
PART I.           FINANCIAL INFORMATION
    Item 1.       Unaudited Condensed Financial Statements
                  Balance Sheets--September 30, 1998 and December 31, 1997                                    3
                  Statements of Operations--Three Months Ended September 30, 1998 and 1997                    4
                  Statements of Operations--Nine Months Ended September 30, 1998 and 1997                     5
                  Statements of Cash Flows--Nine Months Ended September 30, 1998 and 1997                     6
                  Notes to Unaudited Condensed Financial Statements                                           7
    Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations       8

PART II.          OTHER INFORMATION
    Item 6.       Exhibits and Reports on Form 8-K                                                           12
    Signatures                                                                                               13

                                                     EPIX Medical, Inc.
                                            (A Company in the Development Stage)

                                                       BALANCE SHEETS
                                                         (Unaudited)

                                                                                     September 30,                   December 31,
                                                                                         1998                            1997
                                                                                    ---------------                ----------------
Assets:
Current assets:
    Cash and cash equivalents                                                          $ 1,344,484                     $ 1,455,657
    Marketable securities                                                               30,678,707                      41,356,941
    Receivables                                                                             95,243                          58,525
    Prepaid expenses                                                                       431,863                         241,138
    Other current assets                                                                     6,484                          11,247
                                                                                    ---------------                ----------------
         Total current assets                                                           32,556,781                      43,123,508
Property and equipment, net                                                              2,247,451                       1,254,281
Notes receivable from officer                                                              330,820                         315,616
Other assets                                                                                97,865                          81,966
                                                                                    ---------------                ----------------
         Total assets                                                                  $35,232,917                     $44,775,371
                                                                                    ===============                ================
Liabilities and Stockholders' Equity:
Current liabilities:
    Current portion of capital lease obligations                                       $   268,670                     $   319,745
    Contract advances                                                                      455,705                         794,346
    Accounts payable and accrued expenses                                                2,465,660                       2,336,135
                                                                                    ---------------                ----------------
         Total current liabilities                                                       3,190,035                       3,450,226
Capital lease obligations, less current portion                                            606,893                         278,966

Common stock, $.01 par value, 15,000,000 shares authorized; 11,424,979                     114,250                         112,183
    and  11,218,264 shares issued and outstanding at September 30, 1998 and December 31, 1997, respectively
Additional paid-in capital                                                              55,740,964                      55,351,091
Loans to stock option holders                                                             (121,424)
Deficit accumulated during the development stage                                       (24,297,801)                    (14,417,095)
                                                                                    ---------------                ----------------

Total stockholders' equity                                                              31,435,989                      41,046,179
                                                                                    ---------------                ----------------

Total liabilities and stockholders' equity                                             $35,232,917                     $44,775,371
                                                                                    ===============                ================

See accompanying notes.

                                                 EPIX MEDICAL, INC.
                                        (A Company in the Development Stage)

                                              STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                  Three months                   Three months
                                                ended September 30,           ended September 30,
                                                      1998                           1997
                                              -----------------------        ----------------------
Revenues                                                 $   396,210                    $2,626,970

Operating expenses:
    Research and development                               3,725,960                     2,726,900
    General and administrative                             1,098,488                       669,171
                                              -----------------------       -----------------------
         Total operating expenses                          4,824,448                     3,396,071
                                              -----------------------       -----------------------

Operating loss                                            (4,428,238)                     (769,101)

Interest expense                                             (16,337)                       (8,348)
Interest income                                              488,044                       314,948
                                              -----------------------       -----------------------

Net loss                                                 $(3,956,531)                   $ (462,501)
                                              =======================       =======================

Weighted average shares
     Basic                                                11,383,296                     8,684,000

Loss per common share
     Basic                                                    $(0.35)                       $(0.05)


See accompanying notes.

                                                 EPIX MEDICAL, INC.
                                        (A Company in the Development Stage)

                                              STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                                                                        Period
                                                                                                   from inception
                                           Nine months                  Nine months              (November 29, 1988)
                                        ended September 30,          ended September 30,        to September 30, 1998
                                               1998                         1997
                                       ----------------------        -----------------------   -----------------------
Revenues                                         $ 1,337,234                    $ 4,021,343             $  19,586,008

Operating expenses:
    Research and development                       9,690,492                      6,286,198                33,891,612
    General and administrative                     2,964,842                      2,267,923                12,685,073
                                       ----------------------        ----------------------       --------------------
         Total operating expenses                 12,655,334                      8,554,121                46,576,685
                                       ----------------------        -----------------------       -------------------

Operating loss                                   (11,318,100)                    (4,532,778)              (26,990,677)

Interest expense                                     (44,094)                       (26,807)                 (691,578)
Interest income                                    1,481,487                        816,390                 3,399,920
                                       ----------------------        -----------------------       -------------------

Net loss                                         $(9,880,707)                   $(3,743,195)            $ (24,282,335)
                                       ======================        =======================       ===================

Weighted average shares
     Basic                                        11,324,294                      8,370,000

Loss per common share
     Basic                                            $(0.87)                        $(0.45)


See accompanying notes.

                                                 EPIX MEDICAL, INC.
                                         (A Company in the Development Stage)


                                              STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                                                  Period
                                                                  Nine Months Ended   Nine Months Ended       from inception
                                                                    September 30,        September 30,       (November 12, 1988)
                                                                        1998                 1997           to September 30, 1998
                                                                 ------------------   ------------------   -----------------------
Operating activities:
Net loss                                                              $ (9,880,707)        $ (3,743,195)            $ (24,282,335)
Adjustments to reconcile net loss to cash and cash equivalents used by operating activities:
       Depreciation and amortization                                       572,034              408,173                 2,805,530
       Expenses paid with equity instruments                                                                              290,750
       Stock compensation expense                                           86,408
   Change in operating assets and liabilities:
       Prepaid expenses and other assets                                  (253,783)            (626,663)                 (185,615)
       Contract advances                                                  (338,641)                                       455,705
       Accounts payable and accrued expenses                               129,525                  312                 2,191,736
                                                                 ------------------   ------------------   -----------------------
    Net cash and cash equivalents used by
       operating activities                                             (9,685,164)          (3,961,373)              (18,724,229)

Investing activities:
Purchases of fixed assets                                               (1,565,203)            (571,089)               (4,789,206)
Purchases of marketable securities                                    (348,572,981)        (141,970,964)             (718,323,065)
Proceeds from sales or redemptions of marketable securities            359,251,215          130,228,700               687,644,358
Issuance of notes receivable from officer                                                                                (280,000)
                                                                 ------------------   ------------------   -----------------------
    Net cash and cash equivalents provided (used)
       by investing activities                                           9,113,031          (12,313,353)              (35,747,913)

Financing activities:
Lease financing of fixed assets                                            610,618              302,365                 2,185,664
Repayment of capital lease obligations                                    (333,766)            (178,891)               (1,498,822)
Issuance of promissory notes                                                                                            3,000,000
Issuance of bridge notes                                                                                                  600,000
Sale of Series B redeemable convertible preferred stock                                                                 3,941,236
Sale of Series D redeemable convertible preferred stock                                                                 4,468,963
Sale of Series E redeemable convertible preferred stock                                                                 4,882,372
Sale of Series A convertible preferred stock                                                                            1,037,664
Repurchase of stock from officer                                                                                         (270,000)
Proceeds from Employee Stock Purchase Plan                                  76,216                                         76,216
Sale of common stock                                                                         14,268,564                37,124,118
Exercise of stock options and warrants                                     107,892               41,224                   269,215
                                                                 ------------------   ------------------   -----------------------
Net cash and cash equivalents provided by financing activities             460,960           14,433,262                55,816,626
                                                                 ------------------   ------------------   -----------------------

Increase (decrease) in cash and cash equivalents                          (111,173)          (1,841,464)                1,344,484

Cash and cash equivalents at beginning of period                         1,455,657            2,667,892
                                                                 ------------------   ------------------   -----------------------

Cash and cash equivalents at end of period                              $1,344,484             $826,428                $1,344,484
                                                                 ==================   ==================   =========================
Supplemental disclosure of noncash investing and financing
   activities:
Issuance of stock option loan for exercise of stock options             $  121,424                                     $  121,424
                                                                 ==================   ==================   =========================

Supplemental cash flow information:
Cash paid for interest                                                     $44,094              $26,807                  $403,379
                                                                 ==================   ==================   =======================

See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)
                Notes to Unaudited Condensed Financial Statements
                               September 30, 1998


1. Basis of Presentation

     The unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of the interim period ended September 30, 1998 are not necessarily indicative of the results expected for the full fiscal year.

     The unaudited condensed financial statements and related disclosures have been prepared with the assumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


2. Net Loss Per Share

     In February 1997, the Financial Accounting Standard Board (FASB) issued Financial Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 replaces the calculation for computing primary and diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effect of options, warrants or convertible securities. Pursuant to the previous requirements of the SEC, common shares, common share equivalents and convertible preferred stock issued by the Company during the twelve month period prior to the initial public offering in February 1997 had been included in the previously reported weighted average shares for all periods presented, whether or not anti-dilutive. In February 1998, the SEC issued Staff Accounting Bulletin 98 which, among other things, conformed prior SEC requirements to SFAS 128 and eliminated inclusion of such shares in the computation of earnings per share. All loss per share amounts for all periods have been presented, and as appropriate, restated to conform to SFAS 128 and the current SEC requirements.

3. Comprehensive Income

     In 1997, the FASB issued Financial Standards No. 130 "Reporting Comprehensive Income." Adoption of the Standard is required for all periods beginning after December 15, 1997.

     Statement 130 establishes the rules for reporting and displaying "comprehensive income" and its components. In general, comprehensive income consists of net income and "other comprehensive income." Other comprehensive income is comprised of non-owner related changes in equity that were excluded from net income. Examples of other comprehensive income include: certain unrealized gains or losses on available-for-sale securities, certain foreign currency translation adjustments, changes in the value of certain futures contracts and certain changes in pension liabilities.

     The Company had no other comprehensive income during the three and nine month periods ended September 30, 1998 and 1997 and, accordingly, its comprehensive loss and net loss are the same.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Since commencing operations in 1992, the Company has been engaged principally in the research and development of its product candidates as well as seeking various regulatory clearances and patent protection. The Company has had no revenues from product sales and has incurred losses since its inception through September 30, 1998 aggregating approximately $24.3 million. The Company has received revenues in connection with various licensing and collaboration agreements. In August 1996, the Company entered into a strategic alliance with Mallinckrodt Inc. ("Mallinckrodt"), worldwide excluding Japan, for the development and commercialization of the Company's initial product, AngioMARK(TM) (MS-325), pursuant to which it received $6.0 million in up-front license fees. The agreement provided for an additional $2.0 million milestone payment which was received in July 1997. In March 1996, the Company entered into a strategic alliance (the "Daiichi Agreement") with Daiichi Radioisotope Laboratories, Ltd. ("Daiichi") related to the development and commercialization of AngioMARK in Japan. To date, the Company has received $3.0 million in license fees and $5.0 million from the sale of shares of the Company's preferred stock pursuant to the Daiichi Agreement. The Company is also entitled to receive up to $3.3 million in future payments pursuant to the Daiichi Agreement based upon the Company's achievement of certain product development milestones. The Company has received $900,000 of such milestone payments to date.

The Company expects continued operating losses for the next several years as it incurs expenses to support research, development and efforts to obtain regulatory approvals.

The Company's initial product candidate, AngioMARK, is currently the Company's only product candidate undergoing human clinical trials. The Company filed an IND application for AngioMARK in July 1996 and initiated a Phase I clinical trial in 1996, a Phase I dose escalation study in 1997 and a Phase II trial for peripheral vascular disease indications in June 1997, all of which have been completed. The Company is currently conducting feasibility clinical trials for both cardiac and breast cancer indications.

The Company anticipates fluctuations in its quarterly results of operations due to several factors, including: the timing of fees and milestone payments received from strategic partners; the formation of new strategic alliances by the Company; the timing of expenditures in connection with research and development activities; the timing of product introductions and associated launch, marketing and sales activities; and the timing and extent of product acceptance for different indications and geographical areas of the world.


Results of Operations

Comparison of Three Months Ended September 30, 1998 and 1997

Revenues. Third quarter revenues were $396,000 and $2.6 million in 1998 and 1997, respectively. Revenues for the three months ended September 30, 1998 consisted primarily of revenue from product development contracts with the Company's strategic partners. Revenues for the three months ended September 30, 1997 included a $2.0 million milestone payment and $440,000 of AngioMARK development contract revenue received from Mallinckrodt, the Company's collaborative partner worldwide, exclusive of Japan.

Research and development expenses. Research and development expenses for the three months ended September 30, 1998 were $3.7 million as compared to $2.7 million for the three months ended September 30, 1997. The increase was due primarily to increased costs for personnel and resources to support the Company's research and development activities including AngioMARK and other core technology research programs.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 1998 were $1.1 million as compared to $669,000 for the corresponding period of 1997. The increase was due primarily to increased costs for new marketing and support personnel. Higher legal costs related to ongoing patent activities also contributed to the increase.

Interest income and expense. Net interest income increased $165,000 in the third quarter of 1998 as compared to the third quarter of 1997 mainly due to higher average levels of invested cash during the third quarter of 1998.

Comparison of Nine Months Ended September 30, 1998 and 1997

Revenues. Revenues for the nine months ended September 30, 1998 were $1.3 million as compared to $4.0 million for the nine months ended September 30, 1997. Revenues for the nine months ended September 30, 1998 consisted of AngioMARK development contract revenue from Mallinckrodt and Daiichi. Revenues for the nine months ended September 30, 1997 consisted of milestone payments of $2.0 million received from Mallinckrodt and $900,000 received from Daiichi. Revenues for the 1997 period also included $1.1 million received from Mallinckrodt and Daiichi in connection with AngioMARK development contracts.

Research and development expenses. Research and development expenses for the nine months ended September 30, 1998 were $9.7 million as compared to $6.3 million for the nine months ended June 30, 1997. This increase was due to both increasing costs of AngioMARK clinical trials, including the increased costs of hiring additional regulatory personnel and related travel, and costs of hiring additional personnel and resources to support the advancement of core technology.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 1998 were $3.0 million as compared to $2.3 million for the nine months ended September 30, 1997. The increase was due partially to increased costs for new marketing and support personnel. Also contributing to the increase were higher legal costs related to ongoing patent activities.

Interest income and expense. Net interest income increased $647,000 in 1998 as compared to 1997 mainly due to higher average levels of invested cash during the nine months ended September 30, 1998.


Year 2000

The Year 2000 issue results from computer programs and systems that were created to accept only two digit dates. Such systems may not be able to distinguish 20th century dates from 21st century dates. This could result in miscalculations and system failures that could inhibit the Company's ability to engage in normal business activities.

The Company is conducting both internal and external reviews to address the Year 2000 issue. Internally, the Company has been reviewing information technology ("IT") systems and scientific instruments that could be affected by this issue. If required, the Company will utilize both internal and external resources to reprogram, or replace, and test the software and systems for Year 2000 modifications. Externally, the Company has made initial contact with all of its significant external business partners (including vendors, suppliers and strategic partners) to determine the extent to which the Company is vulnerable to their failures and to ascertain Year 2000 compliance and risk. If any of the Company's business partners do not, or if the Company itself does not, successfully deal with the Year 2000 issue, the Company could experience delays in its receipt of funding, materials and other resources which could adversely affect the conduct of its research and development operations. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time. Although the Company expects to have obtained Year 2000 compliance before the Year 2000, the inability of the Company or its business partners to remedy the Year 2000 issue could have a significant impact on the Company's business, financial position or results of operations.

The Company estimates that the inventory and assessment of IT systems, scientific instruments, and material third parties will be completed by the end of the first quarter of 1999. The Company expects to complete remediation efforts by the end of the second quarter of 1999, and to complete the validation phase by the end of the third quarter of 1999.

While management has not specifically determined the costs of its Year 2000 efforts, the total cost to obtain Year 2000 compliance is currently projected to be less than $100,000. Such costs will include direct and indirect costs incurred through monitoring and managing the Year 2000 issue. Direct costs include potential charges by third-party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Company believes such costs will not have a material effect on the Company's business, financial position, or results of operations.

At this time the Company has not initiated the formulation of contingency plans. The determination of the necessity for contingency plans will be made by the end of the third quarter of 1999. Some risks of the Year 2000 issue, however, are beyond the control of the Company and its business partners. For example, no preparations or contingency plan will protect the Company from a downturn in economic activity caused by the possible ripple effect throughout the entire economy that could be caused by problems of others with the Year 2000 issue.

Liquidity and Capital Resources

The Company has financed its operations from inception through September 30, 1998 with $14.3 million in net proceeds from the Company's initial public offering completed in February 1997, $22.9 million from a follow-on public offering of common stock in November 1997, $18.4 million from private sales of equity securities, $19.6 million received from third parties in connection with collaboration and license arrangements, $2.4 million of equipment lease financing and $3.4 million in interest income. From inception through September 30, 1998, the Company has incurred $46.6 million of costs attributable to operating activities, including $33.9 million related to the research and development of technology and new product candidates, including AngioMARK.

The Company's principal source of liquidity consists of cash, cash equivalents and marketable securities that totaled $32.0 million at September 30, 1998, as compared to $42.8 million at December 31, 1997.

The Company is eligible to receive additional payments of $2.4 million from Daiichi upon the attainment of certain future AngioMARK development milestones. Under the Company's agreement with Mallinckrodt, Mallinckrodt and the Company will generally share equally in future development costs of AngioMARK up to a specified maximum amount.

The Company estimates that existing cash, cash equivalents and marketable securities will be sufficient to fund its operations through the third quarter of 1999. The Company believes that it will need to raise additional funds for research, development and other expenses, through equity or debt financings, strategic alliances, licensing arrangements, or otherwise, prior to commercialization of any of its product candidates. There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. The Company's future liquidity and capital requirements will depend on numerous factors, including the following: the success, progress and scope of clinical trials; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both United States and foreign governmental approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the extent to which the Company's products gain market acceptance; the timing and costs of product introductions; the extent of the Company's ongoing research and development programs; the costs of training physicians to become proficient with the use of the Company's products; and, if necessary, once regulatory approvals are received, the costs of developing marketing and distribution capabilities.

During the nine months ended September 30, 1998, the Company used approximately $9.7 million of cash for operating activities. Because of anticipated spending to support development of AngioMARK and new research programs, the Company does not expect positive cash flow from operating activities for any future quarterly or annual period prior to commercialization of AngioMARK. The Company anticipates continued investments in fixed assets, including equipment and facilities expansion to support new and continuing research and development programs. In July 1997, the Company entered into a lease for its current principal scientific facilities which expires on December 31, 2002. The Company also has a lease for a nearby office space which expires in December 1999 but can be extended by the Company for up to three years.

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

Forward-Looking Statements

     The discussion included in this section as well as elsewhere in the Quarterly Report on Form 10-Q contains forward-looking statements based on the current expectations of the Company's management. Such statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to, the timely implementation by the Company of its plan to prepare its computer system for the Year 2000, the costs to the Company of such preparation, and the timely conversion by other parties on which the Company's business relies. See also "Important Factors Regarding Forward-Looking Statements" attached as Exhibit 99.1 and incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as previously filed with the Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

    (A) EXHIBITS

         27.1 Financial Data Schedule for the interim year-to-date period ended September 30, 1998 (for electronic filing only).

    (B) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              EPIX MEDICAL, INC.

Date:  November 13, 1998                      By: /s/ Stephen C. Knight
                                                  ---------------------
                                              Stephen C. Knight,
                                              Chief Financial Officer and
                                              Senior Vice President, Finance and
                                              Business Development
                                              (Principal Financial Officer and
                                              Accounting Officer)

                                  EXHIBIT INDEX

                                                                                   Page
Number       Description                                                          Number
------       -----------                                                          ------

27.1         Financial  data schedule for the interim  year-to-date
             period ended  September  30, 1998 (for  electronic
             filing only).                                                          15
99.1         Important Factors Regarding Forward-Looking Statements filed as
             Exhibit 99.1 to the Company's Annual Report on Form 10-K for the
             year ended December 31, 1997 and incorporated herein by reference.