Form 10-K
period 1998-12-31
EPIX MEDICAL INC
filed 1999-03-31
CIK 1027702

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

            [X] Annual report pursuant to Section 13 or 15(d) of the Securities
                Exchange Act of 1934

                   For the fiscal year ended December 31, 1998
                                       or
            [ ] Transition report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

              For the transition period from ________ to _________.

                         Commission File Number 0-21863

                               EPIX Medical, Inc.
                               ------------------
             (Exact name of Registrant as Specified in its Charter)

         Delaware                                     04-3030815
         --------                                     ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                71 Rogers Street
           Cambridge, Massachusetts                           02142
           ------------------------                           -----
      (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (617) 250-6000
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market, of voting stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) at March 18, 1999 was $111,815,077.

As of March 18, 1999, 11,468,213 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

General

EPIX Medical, Inc. ("EPIX" or the "Company") is developing targeted contrast agents both to improve the capability and expand the use of magnetic resonance imaging ("MRI") as a diagnostic tool for a variety of diseases. The Company was incorporated in Delaware in 1988 and commenced operations in 1992.

Overview

The Company is developing targeted contrast agents both to improve the capability and expand the use of MRI as a tool for diagnosing human disease. The Company's principal product under development, AngioMARK (MS-325), is an injectable vascular contrast agent designed for multiple vascular imaging indications, including peripheral vascular disease ("PVD") and coronary artery disease ("CAD"). The Company believes that AngioMARK will significantly enhance the quality of images and provide physicians with a clinically superior, noninvasive (i.e., no more invasive than a peripheral intravenous injection ("I.V.")) and cost-effective method for diagnosing cardiovascular disease. The Company also believes that AngioMARK will simplify the diagnostic pathway for a number of cardiovascular diseases and in many cases replace highly invasive (i.e., more invasive than a peripheral I.V. up to and including a surgical procedure) and expensive X-ray angiography, which is currently considered the definitive diagnostic exam for assessing cardiovascular disease. The Company is also investigating additional imaging indications for AngioMARK, including breast cancer, thromboembolic disease and myocardial perfusion. EPIX has entered into strategic alliances with Mallinckrodt, Inc. ("Mallinckrodt") and Daiichi Radioisotope Laboratories, Ltd. ("Daiichi") for the development and commercialization of AngioMARK and other future vascular contrast agents. See "-Strategic Alliances."

The Company completed a Phase I clinical trial of AngioMARK in February 1997 with no clinically significant adverse events reported. The Phase I clinical trial yielded images and signal duration and intensity consistent with the Company's belief that AngioMARK-enhanced MRI used earlier in the diagnostic pathway could provide physicians with diagnostic information clinically equivalent to X-ray angiography. The Company completed a Phase II clinical trial in June 1998 to test the safety and preliminary efficacy of AngioMARK-enhanced MR angiography ("MRA") for the evaluation of PVD and is currently conducting a Phase II feasibility trial to test the safety and feasibility of AngioMARK-enhanced MRA for the evaluation of CAD. Each of these trials was designed to compare AngioMARK-enhanced MRA to conventional X-ray angiography, the current reference standard for these indications. In December 1998, the Company filed a proposed protocol application with the Food and Drug Administration ("FDA") to initiate a Phase III clinical trial of PVD. In addition, in January 1998, the Company initiated a Phase II clinical trial to test the safety and feasibility of AngioMARK for detecting breast cancer.

The use of MRI has grown steadily over the past 10 years due to reduced cost and improved imaging capabilities and now provides an effective diagnostic modality for a broad range of applications. MRI manufacturers have improved the hardware and software of their systems, reducing the time per procedure drastically while significantly enhancing resolution. While MRI is currently used extensively to image many organs and tissues in the body, its use in imaging the arteries and veins has been limited. Prior attempts to develop contrast agents to facilitate the clinical utility of MRI, particularly for coronary arteries, have had limited success. Unlike most currently available MRI contrast agents, which are non-specific, AngioMARK is a targeted intravascular contrast agent designed to bind to albumin, the most common blood protein. Because of its affinity for albumin, AngioMARK remains at high concentrations in the bloodstream throughout the MRI exam and, consequently, provides the image acquisition time and signal strength needed to obtain a high contrast, high resolution image of the cardiovascular system. Like most currently available non-specific contrast agents, AngioMARK is designed to be excreted safely through the kidneys over time. EPIX believes that the advantages of AngioMARK, coupled with the reduced cost and improved imaging capabilities of MRI, will lead to significantly expanded use of MRI to diagnose cardiovascular and other diseases.

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

Underlying the economic and clinical advancement of MRI is the consistent and rapid technological progress achieved by MRI equipment manufacturers such as General Electric, Philips and Siemens. Over the past 10 years, MRI equipment manufacturers have achieved significant improvements in both MRI hardware and software while reducing the price of a new machine by more than 35%. The primary hardware components in an MRI scanner are the magnet, gradients, radio frequency coils and computer processors and memory. Since 1985, gradients have quadrupled in speed and power, and enhancements in radio frequency coils have improved the signal-to-noise ratio, one measure of image quality, by over 100%. Improvements in computer processors, memory and software, including new techniques to improve scanning, image processing and motion compensation, have been even more dramatic.

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

MRI has been established as the imaging modality of choice for a broad range of indications, including brain tumors, many spinal disorders and knee injuries. Nevertheless, MRI has been used sparingly as an imaging modality for the vascular system due to its limited ability to image arteries and veins in patients. In particular, cardiac motion currently precludes clinically significant MRI of the coronary arteries. Several leading MRI manufacturers, academic centers and others are developing hardware and software solutions to the problem of cardiac motion. In both PVD and CAD, the inability of current MRI to provide sufficient contrast between the arteries and the surrounding tissue limits its clinical utility in imaging the arterial anatomy. Further, MRI exams using the existing non-specific contrast agents are limited by the rapid diffusion of these agents out of the vascular system, which reduces the time during which an image can be acquired. Consequently, many experts believe MRI contrast agents which remain in the vascular system for extended periods of time will be necessary to obtain sufficient contrast for widespread clinical use of MRI to image the vascular system.

The EPIX Solution

The Company believes that AngioMARK will significantly expand the use of currently available MRI equipment in diagnosing PVD. The Company also believes that AngioMARK, together with the anticipated hardware and software solutions to the cardiac motion problem, will enable widespread clinical use of MRI to diagnose CAD. AngioMARK has been designed to be used with MRI to provide physicians with a clinically superior, noninvasive and cost-effective diagnostic pathway by eliminating many X-ray angiograms and ancillary tests.

AngioMARK: Peripheral Vascular Indications

Background. PVD affects arteries throughout the body and results in significant morbidity and mortality. There are approximately 600,000 vascular operations, 600,000 strokes and 100,000 amputations (primarily related to PVD) each year in the United States. Similar to CAD, blockage of arteries outside the heart can lead to ischemia (lack of oxygen) or infarction (death of tissue). Complications from PVD include pain, limitations in mobility, amputation of the extremities, hypertension, kidney failure in the case of renal arteries, or stroke in the case of carotid or cerebral arteries. The need for imaging the vascular system outside the heart extends to many areas of the body, including the carotid arteries, vessels of the leg, the aorta and pulmonary arteries.

Traditional Approach to PVD Diagnosis. A patient with PVD may present with a wide range of symptoms, such as leg pain, gangrene, hypertension, renal failure, stroke or transient ischemic attack ("TIA"), a brief episode of cerebral ischemia usually characterized by blurred vision, slurred speech, numbness or paralysis. The appropriate initial diagnostic tests vary according to the particular PVD indication. Traditional imaging modalities for diagnosing PVD, such as ultrasound, nuclear medicine and computed tomography (CT), frequently do not provide definitive diagnostic information. For example, ultrasound and renal nuclear scans have poor image quality, leading to exams which are frequently indeterminate. CT can be used for certain peripheral vascular indications, but can only image a limited area during each scan due to the large amounts of potentially toxic X-ray contrast media required.

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

The EPIX Approach to PVD Diagnosis. The Company believes that the use of AngioMARK-enhanced MRI will simplify and improve the PVD diagnostic pathway by enabling radiologists to visualize peripheral arteries noninvasively early in the work-up with resolution sufficient to provide a definitive diagnosis and surgical plan. Although several available MRI contrast agents also provide high resolution, they diffuse out of the cardiovascular system rapidly, making it difficult to obtain detailed anatomic images beyond a limited area. AngioMARK is designed to remain in the blood vessels for over an hour, providing sufficient time for detailed images of large portions of the vascular system. By significantly increasing the contrast of the vascular system and using the MRI equipment currently in widespread use, the Company believes that AngioMARK will enable MRI to overcome the principal problem that has limited its clinical effectiveness in evaluating PVD.

An AngioMARK-enhanced MRI exam is intended to provide sufficient anatomic detail for a definitive diagnosis and the anatomic data necessary for surgical planning. Unlike peripheral X-ray angiography which, due to its invasive and painful nature, high cost and risk of complications, is often deferred in favor of noninvasive, often inconclusive exams, an AngioMARK-enhanced MRI exam is intended for use early in the PVD work-up. The Company's Phase I clinical trial yielded images and signal duration and intensity consistent with the Company's belief that AngioMARK enhanced MRI used earlier in the diagnostic pathway could provide physicians with diagnostic information clinically equivalent to peripheral X-ray angiography. Consequently, the Company believes that AngioMARK-enhanced MRI exams would not only replace a large portion of the approximately 1.9 million peripheral X-ray angiograms performed in the United States each year, but would also be used in a significant number of instances where ultrasound, nuclear medicine or other noninvasive modalities are currently employed but lack definitive diagnostic capability as described above. Based upon estimated 1996 procedure costs, the Company believes that the use of AngioMARK-enhanced MRI to diagnose PVD could yield savings to the United States healthcare system of nearly $1.0 billion.

Thrombosis is another vascular disease outside the heart that is diagnosed with a variety of radiological imaging techniques. Commonly referred to as "blood clots," thrombosis can occur in the legs, arms, pelvis, lungs and neck, and is the cause of over 400,000 deaths per year in the United States. Blood clots can cause death from a pulmonary embolus (an obstruction in the pulmonary vasculature), stroke or heart attack. Ultrasound and nuclear stress perfusion studies are used early in the work-up in an attempt to avoid peripheral X-ray angiography because of cost, mortality and complications. These noninvasive modalities are often indeterminate. Although limited in use because of the mortality and complication rate, peripheral X-ray angiography, as in PVD, continues to be considered by many to be the definitive diagnostic tool. The Company believes that an AngioMARK-enhanced MRI exam has the potential to noninvasively provide diagnostic information in selected cases that is clinically equivalent to peripheral X-ray angiography for the diagnosis of blood clots.

AngioMARK: Cardiac Indications

Background. It is estimated that over 500,000 people in the United States die of CAD each year, making it the leading cause of death. CAD is characterized by the accumulation of plaque on the arterial walls, leading to a disruption in blood flow to the heart muscle. This interruption of blood to the heart can cause ischemia (lack of oxygen) or infarction (death of heart tissue) and result in significant morbidity or death. In order to diagnose a patient who exhibits apparent symptoms of CAD, prescribe an effective treatment and monitor the results of intervention, a physician often requires information on the anatomy and function of the heart and, specifically, the coronary arteries. Due, in part, to the lack of cost-effective, noninvasive, comprehensive diagnostic imaging procedures, diagnosis of CAD is currently a complex and expensive process. Based on independent sources, the Company believes that in 1996 over 6 million patients in the United States underwent over 11 million various diagnostic tests for the diagnosis of CAD at an estimated cost of over $7.0 billion. The Company believes that MRI-based cardiac evaluations using AngioMARK would simplify the process of diagnosing CAD, significantly improving patient outcomes and lowering total medical costs.

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

o Coronary X-ray angiography is currently considered by many to be the definitive diagnostic exam for imaging the coronary artery anatomy. It uses conventional X-ray technology enhanced with iodinated contrast media. Coronary X-ray angiography is highly invasive and costs between $2,000 and $6,000 per procedure. The procedure requires an interventional cardiologist to puncture the femoral artery in the patient's groin area and feed a catheter up into the patient's heart. During X-ray imaging, up to 100 milliliters of contrast media are injected into the catheter, effectively replacing blood flow in the heart and associated arteries for approximately two seconds. This cardiac catheterization must be performed in a surgical setting and requires patient monitoring for at least six hours after the procedure. Approximately 5% of patients undergoing a coronary X-ray angiogram experience serious side effects, including renal failure and death, which may be caused by both the insertion of the catheter and the high dosage of iodinated radio-opaque dye. In addition, coronary X-ray angiography does not always provide sufficient information for clinical decision-making. While the procedure identifies the location of arterial blockages, in many cases it cannot conclusively determine their impact on blood flow. Therefore, for many blockages, a nuclear stress perfusion study must be performed to enable the physician to make a definitive diagnosis. Due to the expensive nature of coronary X-ray angiography, its high risk of complications, and the fact that approximately 50% of the patients undergoing coronary X-ray angiograms ultimately are diagnosed as having conditions that do not warrant invasive therapy, physicians employ a battery of tests to triage patients in an effort to avoid this procedure. However, because a diagnostic coronary X-ray angiogram is currently the only test that can image the coronary artery anatomy, it is estimated that approximately 1.4 million such procedures were performed in the United States in 1996 at an approximate cost of more than $3.8 billion.

The EPIX Approach to CAD Diagnosis. The Company believes that AngioMARK, coupled with anticipated advances in software and hardware for MRI equipment, will enable physicians to use MRI to perform a noninvasive, integrated cardiac exam for the diagnosis of CAD. Such a procedure would be designed to provide information on coronary artery anatomy, including location of arterial blockages, as well as cardiac perfusion and cardiac function data, in one sitting early in the diagnostic pathway. Because the procedure is intended to provide physicians with more comprehensive diagnostic information at an earlier stage of the diagnostic pathway, physicians would be able to make a more informed diagnosis, and arrange for appropriate patient treatment, sooner than would otherwise be possible, thereby potentially achieving better patient outcomes at a lower cost. The Phase I clinical trial yielded images and signal duration and intensity consistent with the Company's belief that AngioMARK-enhanced MRI used earlier in the diagnostic pathway could provide physicians with diagnostic information clinically equivalent to X-ray angiography. Although several leading MRI equipment manufacturers, academic centers and others are developing advanced hardware and software, there can be no assurance when, or if, these techniques will enable AngioMARK to provide clinically relevant images in cardiac indications currently being pursued.

The Company believes that the use of AngioMARK-enhanced MRI to perform integrated cardiac exams will simplify and improve the diagnostic work-up for CAD by enabling noninvasive cardiologists (approximately 80% of all cardiologists) to visualize the coronary arteries noninvasively early in the work-up. Under the proposed EPIX approach for CAD assessment, a patient who has an indeterminate EKG and exercise stress test would be referred for a noninvasive, integrated cardiac exam. Unlike invasive coronary X-ray angiography, an AngioMARK procedure would simply require the patient to receive a single injection of AngioMARK into a vein in the arm prior to entering the MR scanner. The exam is expected to provide the physician with three-dimensional anatomic detail of the coronary arteries as well as the perfusion and functional information currently provided by stress echocardiograms and nuclear stress perfusion studies. Based on the results of the AngioMARK-enhanced MRI integrated cardiac exam, the cardiologist would either prescribe no treatment, prescribe drug therapy or refer the patient to an interventional cardiologist (i.e., a cardiologist who performs invasive procedures) for a PTCA or surgical planning for a CABG. Because the AngioMARK-enhanced MRI exam is expected to provide all of the anatomic information currently provided by a coronary X-ray angiogram, the need for coronary X-ray angiography as a diagnostic tool would likely be reduced or eliminated. Only in the limited number of cases where CABG is deemed necessary would the patient be subjected to invasive coronary X-ray angiography for surgical planning.

The Company believes that the EPIX-simplified diagnostic pathway could result in significant cost savings to the United States healthcare system for the diagnosis of CAD. These savings are predicated on providing noninvasive coronary artery anatomic information earlier in the CAD work-up. In 1996, for the over
3.44 million patients in the United States completing the traditional diagnostic pathway, the total cost of the diagnostic work-up for CAD was more than $5.4 billion. Under the EPIX approach to diagnosis of CAD, the Company believes both stress echocardiograms and nuclear stress perfusion studies could be eliminated. In addition, because an AngioMARK-enhanced MRI exam is expected to provide physicians with anatomic information early in the CAD work-up, the Company believes that 50% of the patients who undergo coronary X-ray angiography but do not ultimately require invasive therapy would be able to avoid a coronary X-ray angiogram. The estimated total cost for the 3.44 million patients completing the EPIX diagnostic pathway for CAD would be $3.2 billion, yielding approximately $2.2 billion in savings to the United States healthcare system based on estimated 1996 procedure costs.

Post-Intervention Monitoring and "Relooks." The Company believes that, after either a PTCA or a CABG, optimal patient management would include follow-up exams to determine re-forming of blockages ("restenosis") as well as proper functioning of grafts. However, while it is estimated that more than 400,000 PTCAs and 500,000 CABGs were performed in the United States in 1996, only a small proportion of the patients undergoing these procedures received follow-up coronary X-ray angiography ("relooks"). The Company estimates that there are currently over 2.7 million patients who have undergone a CABG and over 2.1 million patients who have undergone a PTCA who are potential candidates for a periodic relook. Due to the risk, discomfort and expense associated with coronary X-ray angiography, follow-up imaging currently is limited, which can lead to increased patient management costs and poorer outcomes due to undiagnosed restenosis and other complications. The Company believes that the availability of AngioMARK may lead to an increase in follow-up exams using MRI. Furthermore, the Company believes that AngioMARK would enable noninvasive cardiologists to visualize the coronary arteries of the over 300,000 patients who are treated with thrombolytic therapy (streptokinase and tissue Plasminogen Activator) each year.

AngioMARK: Breast Cancer Indication

Background and Current Approach to Breast Cancer Diagnosis. Breast cancer afflicts approximately 179,000 women in the United States each year and is the second leading cause of death in women, resulting in over 43,000 deaths annually. Mammography is currently the primary means of screening for breast cancer and over 20 million mammograms are performed each year in the United States. Between 10% and 15% of mammograms, however, are indeterminate; in these cases, further testing is required. Furthermore, approximately 20% to 25% of mammograms provide sub-optimal information either because of dense breast tissue or fibrocystic disease. The definitive diagnostic tests for breast cancer are surgical excision or core biopsy, both of which are highly invasive procedures that cost between $2,000 and $3,000 and between $500 and $1,000 per procedure, respectively. Only 20% of the excisional and core biopsies indicate malignant disease, suggesting that as many as 80% of these surgical procedures are performed unnecessarily.

The EPIX Approach to Breast Cancer Diagnosis. The Company believes that AngioMARK could provide a non-invasive means of detecting breast cancer due primarily to the ability of AngioMARK-enhanced MRI to image angiogenesis, an early indicator of malignant tumors characterized by abnormal growth of blood vessels. In particular, the Company believes that AngioMARK-enhanced MRI could assist physicians in diagnosing breast cancer in the approximately 4 million women who have sub-optimal mammograms each year. Furthermore, the Company believes AngioMARK-enhanced MRI may enable physicians to discriminate between benign and malignant tumors in the approximately 1 million women who currently undergo a biopsy.

Business Strategy

The Company's objective is to become a worldwide leader in MRI contrast agents by pursuing a strategy based on commercializing AngioMARK and developing new applications for its proprietary technology platform. The Company's key business objectives are to:

o Establish the safety and clinical utility of AngioMARK for multiple vascular imaging indications. In June 1998, the Company completed a Phase II clinical trial to test the safety and preliminary efficacy of AngioMARK-enhanced MRA for the evaluation of PVD. The Company continued to enroll patients in its Phase II trial to assess the safety and feasibility of AngioMARK-enhanced MRA for the evaluation of CAD. In each of these clinical trials, the Company compares AngioMARK-enhanced MRA to X-ray angiography, the current reference standard for these indications. In addition, in January 1998 the Company commenced a Phase II clinical trial to test the safety and feasibility of AngioMARK-enhanced MRI for detecting breast cancer. The Company intends to conduct additional clinical trials for other indications in the future.

o Achieve market acceptance of AngioMARK. The Company intends to collect pharmacoeconomic and clinical data that demonstrates that AngioMARK-enhanced MRI is superior to the traditional diagnostic pathway. Through its strategic partners' extensive worldwide marketing and sales networks, the Company intends to present this data to both physicians and third-party payors. The Company believes that third-party payors will promote the use of AngioMARK because of its potential for substantial clinical benefits and cost savings. The Company also intends to further the market acceptance of AngioMARK-enhanced MRI by coordinating its development efforts with the development efforts of leaders in the MRI equipment industry. Toward this end, in 1998 the Company entered into collaboration agreements with General Electric Medical Systems and Philips Medical Systems. The primary objective of these collaborations is to develop technologies and protocols that improve and expand the use of MRI for cardiovascular imaging.

o Develop new targeted MRI contrast agents. In addition to evaluating the use of AngioMARK in diagnosing thrombosis, the Company is developing thrombosis-specific MRI contrast agents based on its proprietary technology platform.

o Maximize the value of strategic alliances. As of the end of 1998, the Company had established collaborations with Mallinckrodt, Daiichi, Dyax Corp. ("Dyax"), NeoGenesis Pharmaceuticals, Inc. ("NeoGenesis"), General Electric Medical Systems, Philips Medical Systems, and Pfizer Inc. ("Pfizer"). The Company entered into these alliances, and will seek to enter into future strategic alliances with pharmaceutical, imaging agent and MRI equipment industry leaders, in order to obtain access to resources and infrastructure to leverage the Company's strengths. See "-Strategic Alliances."

Technology

Background

The products under development by the Company are based upon its proprietary biophysics technology platform. The Company's product candidates are small molecule chelates (soluble metal-organic complexes) containing a magnetically active metal element which elicit a strong MRI signal and are designed to be safely excreted through the kidneys over time. The Company has developed significant expertise in the design, synthesis and characterization of metal-containing complexes for in vivo use. While the contrast agents primarily used in MRI today are non-targeted in the sense that they diffuse indiscriminately throughout the tissues of the body, the Company believes that its proprietary technology platform will enable it to design contrast agents which are capable of targeting specific tissues or organs by binding to particular proteins. The Company's proprietary biophysics technology platform consists of two key elements:

Receptor-Induced Magnetic Enhancement

Receptor-induced magnetic enhancement ("RIME") technology, which was developed by Dr. Randall Lauffer, the Company's founder and Chief Scientific Officer, while at Massachusetts General Hospital ("MGH"), allows targeting of a contrast agent to particular tissue and fluid types in the body while simultaneously multiplying the signal enhancing effect of the agent. This technology is now exclusively licensed by the Company under patents held by MGH. RIME technology involves the design of metal complexes that bind to particular proteins and receptor molecules in the body. This binding causes increased concentration and retention of the contrast agent in the specific tissues and fluids that contain the targeted receptor molecules. Moreover, the binding of agent to receptor reduces the rate at which the agent rotates, or tumbles, in solution. This relaxation in tumbling rate leads to a complex magnetic effect whereby the agent's signal-enhancing characteristics are substantially increased, resulting in a stronger signal during MR scans.

Enzyme Sensing Technology

Developed by EPIX scientists, enzyme sensing technology is an extension of the RIME technology which potentially allows MRI to probe biological events on the molecular level for the first time, thereby increasing the sensitivity of MRI. The Company is developing small molecule contrast agents that become active in the presence of certain enzymes. In the presence of these enzymes, such an agent would bind to a target receptor and express its full RIME signal enhancement capabilities. Because the presence of elevated levels of particular enzymes occur only in certain biological situations, enzyme sensing technology would allow MRI to scan for specific biological events currently undetectable with MRI.

EPIX Products and Development Programs

AngioMARK

The Company's lead product candidate, AngioMARK, is a targeted vascular contrast agent intended for use with MRI. AngioMARK is a gadolinium-based small molecule chelate which is engineered with the Company's proprietary RIME technology and designed to bind to albumin, the most common blood protein. In AngioMARK images using standard MRI techniques, the blood gives off a strong magnetic signal and appears bright against the dark background of surrounding tissue. Because of its affinity for albumin, AngioMARK remains at high concentrations in the bloodstream throughout the MRI exam and therefore provides the image acquisition time and signal strength needed to obtain a high contrast, high resolution image of the cardiovascular system. Like most currently available non-specific contrast agents, AngioMARK is designed to be excreted safely through the kidneys over time.

While AngioMARK is based on the Company's proprietary technology platform, its chemical composition is similar to several currently available MRI contrast agents which have established a strong safety record and are known to cause few side effects. Due to the increased magnetic signal elicited by AngioMARK, the Company expects it to be used at a similar or lower dose than these contrast agents. As a result of these factors, the Company believes that AngioMARK will have a safety profile comparable to currently available MRI contrast agents.

The Company has completed two Phase I clinical trials to date; the first was completed in February 1997, and the second in February 1998. No clinically significant adverse events were reported for these Phase I trials.

In June 1998, the Company completed a Phase II clinical trial to test the safety and preliminary efficacy of AngioMARK for the evaluation of PVD in the carotid, iliac and femoral arteries. This Phase II trial was conducted at multiple clinical sites and involved the blinded administration of AngioMARK at several dosing levels in a total of 81 patients. In the trial, AngioMARK-enhanced MRA was compared to conventional X-ray angiography, the current reference standard, to determine the location and degree of stenotic lesions. The results for identification of stenoses, combining all doses, indicate that AngioMARK demonstrated 82% accuracy, 80% sensitivity and 82% specificity in the peripheral vasculature relative to X-ray angiography. The 95% confidence intervals for accuracy, sensitivity and specificity were 73-90%, 68-92% and 70-95%, respectively. The study also demonstrated that the accuracy for determining the location of stenoses for carotid, iliac and femoral arteries was 100%, 72% and 86%, respectively. In this study, AngioMARK was well tolerated by patients at all dose levels, with no serious side effects reported. In December 1998, the Company filed a proposed protocol application with the FDA to initiate a Phase III clinical trial.

In September 1997, the Company commenced a Phase II clinical trial to test the safety and feasibility of AngioMARK for the evaluation of CAD. This Phase II clinical trial is being conducted at multiple sites and involves the administration of AngioMARK to approximately 105 patients. As with the Phase II PVD trial, AngioMARK-enhanced MRA is being compared to X-ray angiography, the current reference standard, to determine the location and degree of stenotic lesions. The Company anticipates that the final audit of the Phase II feasibility data for the CAD trial will be completed in 1999.

In January 1998, the Company commenced a Phase II clinical trial to test the safety and feasibility of AngioMARK for detecting breast cancer. The Company believes that, based on the physical properties of AngioMARK and preclinical studies, AngioMARK has potential utility as part of a noninvasive imaging procedure that would assist physicians in identifying breast cancer in patients who are at high risk or who have had indeterminant mammograms. Another potential application for AngioMARK-enhanced MRI involves the precise determination of tumor size in cases of malignant breast cancer.

Other Research and Development Programs

Thrombosis Imaging. The Company is currently developing novel contrast agents for imaging thrombosis, commonly referred to as "blood clots." These clots can occur in the legs, pelvis and arms, where they are referred to as deep vein thrombosis ("DVT"), and can migrate to the lungs where they are referred to as pulmonary emboli ("PE"). The Company is seeking to develop a targeted contrast agent and protocol that would enable MRI to illuminate blood clots against a dark background. The Company believes that its proprietary technology platform could also enable MRI to differentiate old and new clot formations. Such a product could potentially change the diagnostic pathway for many of the conditions associated with thromboembolic disease, including PE and DVT. The Company has entered into a strategic alliance with Dyax to develop novel contrast imaging agents for the diagnosis of severe blood clots in the lungs and legs. See "-Strategic Alliances." The Company believes that use of this new approach could lead to better medical outcomes due to earlier definitive diagnosis. Early diagnosis is especially important for clots in the pelvis and vena cava because of their increased likelihood of migrating to the lungs once inside the pulmonary vasculature, these clots can be fatal. The Company believes that such contrast agents could eliminate the need for the ultrasound and nuclear medicine studies currently used to identify thrombotic disease, and could potentially provide a noninvasive but clinically equivalent alternative to pulmonary angiography.

Strategic Alliances

The Company's strategy includes entering into alliances with leaders in the pharmaceutical, diagnostic imaging and MRI equipment industries to facilitate the development, manufacture, marketing, sale and distribution of its products. To date, the Company has formed strategic alliances with Mallinckrodt, Daiichi, Dyax, NeoGenesis, General Electric Medical Systems, Philips Medical Systems and Pfizer.

Mallinckrodt

In August 1996, the Company and Mallinckrodt entered into a collaboration agreement pursuant to which the Company granted Mallinckrodt an exclusive license to develop and commercialize AngioMARK worldwide, excluding Japan. The agreement also provides for potential collaboration and cost sharing arrangements in connection with future MRI vascular agent programs, whether developed by the Company or Mallinckrodt or in-licensed by either party. The operations of the collaboration are supervised by a joint steering committee comprised of an equal number of representatives of both parties. The Company has primary responsibility for conducting Phase I and Phase II clinical trials and for manufacturing AngioMARK for such trials. Mallinckrodt will assume primary responsibility for development and manufacturing starting with Phase III clinical trials. Mallinckrodt will also be responsible for the marketing and distribution of AngioMARK worldwide, excluding Japan. The agreement imposes certain development due diligence obligations on both of the parties and certain marketing due diligence obligations on Mallinckrodt.

The Company and Mallinckrodt will generally share equally in the worldwide, excluding Japan, development and manufacturing scale-up and product launch costs of AngioMARK as well as any future MRI vascular agents which may be covered by the agreement. The parties' current obligations with respect to AngioMARK development costs are limited to a specified amount. Under the arrangement, the Company will share in future operating profits, if any.

The agreement provides that Mallinckrodt may not independently develop, market or sell any MRI vascular agent worldwide except Japan other than those that are part of the collaboration without the approval of the joint EPIX-Mallinckrodt steering committee.

In September 1998, Mallinckrodt agreed to increase its financial commitment to the original EPIX-Mallinckrodt collaboration. The amended agreement provides EPIX and Mallinckrodt with the opportunity to broaden the scope of their clinical program for AngioMARK and commits additional resources for the research and development of novel MR imaging technologies.

Daiichi

In March 1996, the Company and Daiichi entered into a development and license agreement pursuant to which the Company granted Daiichi an exclusive license to develop and commercialize AngioMARK in Japan. Under this arrangement, Daiichi will assume primary responsibility for clinical development, regulatory approval, marketing and distribution of AngioMARK in Japan. The Company retained the right and obligation to manufacture AngioMARK for development activities and commercial sale under the agreement. However, Daiichi may, under certain circumstances, elect to formulate AngioMARK purchased from the Company into a final product. The agreement imposes certain development due diligence obligations on both parties and marketing due diligence obligations on Daiichi. The agreement may be terminated by Daiichi upon 30 days prior written notice if Daiichi determines in its reasonable opinion that AngioMARK lacks clinical efficacy, presents serious side effects or otherwise exhibits unacceptable properties. In connection with this strategic alliance, the Company received an up-front fee from Daiichi in the amount of $3.0 million and earned a $900,000 milestone payment in June 1997. Daiichi will be required to make future payments to EPIX up to an aggregate amount of $2.4 million upon the achievement of certain AngioMARK development milestones. Daiichi also made a $5.0 million equity investment in the Company and is required to make royalty payments to the Company on net sales of AngioMARK in Japan.

Dyax

The Company and Dyax have formed a strategic alliance to develop novel contrast imaging agents for the diagnosis of severe blood clots in the lungs and legs. The companies will jointly identify and develop compounds that specifically target PE and DVT for use as in vivo MRI and nuclear medicine imaging agents for the diagnosis of these disorders.

Under the terms of the agreement, the two companies have agreed to use Dyax's proprietary phage display technology to identify peptides that specifically bind to PE and DVT. The Company will fund the phage display screening program and provide expertise in MRI contrast technology for development of MR-specific imaging agents. Dyax will assume primary responsibility for developing agents for use in nuclear medicine. Dyax will receive royalties on sales of MRI products, and the Company will receive royalties on sales of nuclear medicine products resulting from this collaboration.

NeoGenesis

In October 1998, the Company and NeoGenesis announced the initiation of a collaboration for the discovery of novel compounds for use in diagnostic imaging. Under the terms of this agreement, the Company received access to NeoGenesis' proprietary combinatorial chemistry libraries. By rapidly screening these libraries with NeoGenesis' mass-coded drug discovery platform, EPIX hopes to identify potential candidates for its drug discovery programs.

General Electric Medical Systems

In January 1998, the Company and General Electric Medical Systems announced the formation of a collaboration to accelerate the development of cardiovascular MRI. In particular, the collaboration focuses on reducing the effects of cardiac motion on MR images, providing user-friendly computer tools as a means of visualizing arteries and veins in 3-dimensional space, and optimizing MRI sequences for intravascular MRI contrast agents, including AngioMARK. Under the terms of this non-exclusive agreement, research is performed at several centers in addition to the Company's facilities, including General Electric's corporate research facility in Schenectady, NY; General Electric Medical Research in Milwaukee, WI; the National Institute of Health and several academic centers.

Philips Medical Systems

The Company and Philips Medical Systems agreed in November 1998 to collaborate in advancing the development of contrast-based cardiovascular MRI technologies. Under the terms of this non-exclusive collaboration agreement, the companies will combine their resources to optimize imaging technology and improve 3-dimensional visualization of arteries and veins in patients undergoing MR angiography. Research and development is to be carried out at several international Philips research centers and as well as EPIX facilities.

Pfizer

In September 1998, the Company and Pfizer entered into an agreement to explore the efficacy of AngioMARK-enhanced MRI in the diagnosis and monitoring of female sexual arousal dysfunction.

Sumitomo Corp.

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

Competition

The healthcare industry is characterized by extensive research efforts and rapid technological change, and there are many companies that are working to develop products similar to the Company's. There are currently no FDA-approved targeted vascular contrast agents for use with MRI. However, there are a number of non-specific MRI agents approved for marketing in the United States and in certain foreign markets that are likely to compete with the Company's products for certain applications. Magnevist(R) by Schering-AG, Dotarem(R) by Guerbet, S.A., Omniscan(R) by Nycomed Imaging ASA ("Nycomed"), and ProHance(R) by Bracco S.p.A. are all such products. The Company is aware of two agents under development, Nycomed's NC100150 and Schering AG's Gadomer-17, that are being evaluated for use in vascular imaging using MRI. There can be no assurance that the Company's competitors will not succeed in the future in developing products that are more effective than any that are being developed by the Company. The Company believes that its ability to compete within the MRI contrast agent market is dependent on a number of factors, including the success and timeliness with which it completes FDA trials, the breadth of applications, if any, for which it receives approval, and the effectiveness, cost, safety and ease of use of the Company's products in comparison to the products of the Company's competitors. The success of the Company will also be based on physician acceptance of MRI as a primary imaging modality for certain cardiovascular and other applications.

The Company has many competitors, including pharmaceutical, biotechnology and chemical companies. A number of competitors, including two of the Company's strategic partners, are actively developing and marketing products that, if commercialized, would compete with the Company's product candidates. Many of these competitors have substantially greater capital and other resources than the Company and may represent significant competition for the Company. Such companies may succeed in developing technologies and products that are more effective or less costly than any of those that may be developed by the Company, and such companies may be more successful than the Company in developing, manufacturing and marketing products. Furthermore, there are several well-established medical imaging modalities that currently compete, and will continue to compete, with MRI, including X-ray angiography, CT, nuclear medicine and ultrasound. Other companies are actively developing the capabilities of the competing modalities to enhance their effectiveness in cardiovascular system imaging. There can be no assurance that the Company will be able to compete successfully in the future or that developments by others will not render AngioMARK or the Company's future product candidates obsolete or non-competitive or that the Company's collaborators or customers will not choose to use competing technologies or products.

Patents and Proprietary Rights

EPIX considers the protection of its proprietary technologies to be material to its business prospects. The Company pursues a comprehensive patent program in the United States and in other countries where it believes that significant market opportunities exist.

The Company owns or has exclusively licensed patents and patent applications on the critical aspects of its core technology as well as many specific applications of this technology. EPIX has exclusively licensed two patents in the United States broadly covering RIME technology, albumin binding with metal chelates, and liver targeting metal chelates, has been issued a patent in Europe similar to those United States patents, and has received notice of allowance for a similar patent application in Japan. These two United States patents are involved in an interference proceeding with an application owned by Mallinckrodt. The parties are in the process of terminating the interference in favor of EPIX. If, despite the agreement of the parties to resolve the interference, the interference is continued, it may take several years to conclude. While the Company believes that it will prevail in this interference, there can be no assurance as to the claims that will be maintained, if any, or the ultimate benefit, if any, of those claims to the Company in protecting its products. The Company's European patent and Japanese allowed patent application have been opposed by several parties. In addition, third parties have also sought in an Italian court, a declaration of non-infringement of the Company's European patent. Those third parties seek transborder application of that declaration in those European countries where the Company's European patent is in force. Further, those third parties have also sought to invalidate the Italian portion of that patent. The European Patent Office has issued a preliminary opinion confirming the validity of the European patent. The Japanese Patent Office has issued a final rejection of the Japanese patent application. A Notice of Appeal has been filed in the Japanese Patent Office. These oppositions, appeals relating thereto and the Italian proceeding, will likely take several years to finally resolve. While the Company believes that it will prevail in these proceedings in Japan, Italy and the European Patent Office, there can be no assurance as to the scope of the claims that will be maintained, if any, or the ultimate benefit, if any, of those claims to the Company in protecting its products.

The Company has exclusively licensed five additional patents in the United States. These patents have counterpart patent applications pending in Japan and Europe. The Company has also received an additional United States patent covering novel metal chelates and has a counterpart patent application pending in Japan. Finally, the Company has patent applications pending in the United States, Japan and Europe covering various aspects of its RIME technology. The Company has received a notice of allowance for a United States patent application covering the process by which AngioMARK is manufactured. The Company's patent protection for AngioMARK currently extends to 2006 in the United States and Europe. If the currently pending patent applications issue, this protection will be extended until 2015, with protection for the manufacturing process extended until 2017, in the United States, and until 2016 in Europe and Japan.

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

There are pending or issued patents, held by parties not affiliated with the Company, relating to technologies used by the Company in the development or use of certain of the Company's product candidates. In particular, the Company is aware of certain patents in the United States, Japan and elsewhere owned by or licensed to one party that relate to MRI contrast agents and which may cover certain of the Company's MRI product candidates, including AngioMARK. Mallinckrodt, one of the Company's strategic partners, has rights from this third party under those patents which the Company and Mallinckrodt believe will permit Mallinckrodt to manufacture, market and sell AngioMARK and other products developed pursuant to the collaboration agreement between the Company and Mallinckrodt if AngioMARK and those other products were to be held to fall within the claims of those third-party patents. If the agreement with Mallinckrodt is terminated by either party and were AngioMARK and those other products to be held to fall within the claims of those third-party patents, the Company would be required to enter into a strategic alliance with another party having a license from this third party or obtain a license from this third party directly or from others licensed by this third party in order to manufacture, market and sell AngioMARK and other chelate-based MRI contrast agents. However, there can be no assurance that the Company would be able to consummate a strategic alliance with a party having this third-party license or obtain a license from this third party or another third party on commercially reasonable terms, if at all. One of the Japanese patents of this third party will expire in 2007. The Company has filed an appeal in the Japanese Patent Office requesting that this patent be declared invalid. This appeal will likely take several years to finally resolve. While the Company believes that it will prevail in this proceeding, there can be no assurance as to the scope of the claims that the third party will maintain. The remaining patent rights of this third party in Japan will expire in 2002, before such time as the Company presently anticipates that Daiichi will have sales of AngioMARK in Japan and, therefore, the Company believes that the existence of such patents in Japan is unlikely to have a material adverse effect on the Company. However, in the event that the Company does not prevail in its appeal to the Japanese Patent Office or Daiichi commercializes AngioMARK in Japan before 2002, it may be required to obtain an appropriate license or take other measures to avoid infringement of the third-party patents, including delaying the commencement of product sales. There can be no assurance that the Company's current or future activities will not be challenged, that additional patents will not be issued containing claims materially constraining the proposed activities of the Company, that the Company will not be required to obtain licenses from third parties, or that the Company will not become involved in costly, time-consuming litigation regarding patents in the field of contrast agents, including actions brought to challenge or invalidate the Company's own patent rights. At the same time, the Company is aware of certain products under development and/or on sale by the third party referred to above and others which it believes may infringe certain of the Company's exclusively licensed patents. The Company has commenced and/or expects to commence litigation in various European countries against other third parties for infringing the Company's European patent. These litigations will likely take several years to finally resolve. The Company is pursuing license or cross-license arrangements with or, if necessary and appropriate, is continuing infringement proceedings against, these parties. While the Company believes that it will prevail in these litigations, there can be no assurance as to the outcome or the scope of any injunctive or monetary relief it may recover. The Company also intends to pursue license or cross-license arrangements with or, if necessary and appropriate, infringement proceedings against, these parties upon their seeking final regulatory approval for the marketing and sale of any such products.

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

The Company and MGH have entered into a license agreement pursuant to which MGH has granted the Company an exclusive worldwide license to the patents and patent applications which relate to the Company's only product candidate, AngioMARK. The MGH license imposed certain due diligence obligations with respect to the development of products covered by the license, all of which have been fulfilled to date. The MGH license requires the Company to pay royalties on net sales of AngioMARK by the Company. The Company must also pay MGH a percentage of all royalties received by the Company from its sublicensees. Accordingly, the Company will be required to make payments to MGH on profits generated under the Mallinckrodt collaboration, if any, and on royalties received from Daiichi under its license agreement, if any. Failure of the Company to comply with these requirements could result in the conversion of the license from being exclusive to non-exclusive in nature or termination of the license agreement itself. Any such event would have a material adverse effect on the Company's business, financial condition and results of operations.

The pharmaceutical and biotechnology industries have been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation may be necessary to enforce any patents issued to the Company and/or determine the scope and validity of others' proprietary rights. The Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office or by foreign agencies to determine the priority of inventions. Any involvement in litigation surrounding these issues could result in extensive costs to the Company as well as be a significant distraction for management. Such costs could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Manufacturing

The Company currently manufactures, as part of its ongoing development efforts, small non-GMP (good manufacturing practices as promulgated by the FDA) batches of AngioMARK in its laboratories located in Cambridge, Massachusetts. AngioMARK for use in preclinical and Phase I and II clinical trials has been manufactured in accordance with GMP by outside contractors. As part of its strategic alliance with the Company, Mallinckrodt will serve as primary manufacturer for AngioMARK thereafter worldwide except for Japan and, possibly, for Japan. If Mallinckrodt is unable to produce AngioMARK in adequate amounts and at a reasonable cost or to comply with any applicable regulations, including GMP, it could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, should Mallinckrodt fail to fulfill its manufacturing responsibilities satisfactorily, the Company could be forced to find an alternative manufacturer. There can be no assurance that the Company would be able to find such an alternative manufacturer. In the event the Company was forced to develop its own FDA-approved full-scale manufacturing capability, it would require significant expenditures of capital and management attention and resources and could require the Company to obtain a license from a third party, and would result in a delay in the approval or commercialization of AngioMARK. There can be no assurance that the Company would be able to obtain such a license on commercially reasonable terms, if at all. The Company currently procures the raw materials for the various components of AngioMARK from a broad variety of vendors and, wherever possible, maintains relationships with multiple vendors for each component. There are a number of components of AngioMARK for which the largest suppliers may have significant control over the market price due to controlling market shares. If any one of the Company's suppliers decided to increase prices significantly or reduce quantities of any component of AngioMARK available for sale to the Company, it could have a material adverse effect on the Company's ability to commercialize AngioMARK and on the Company's business, financial condition and results of operations. See "-Strategic Alliances."

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

In order to undertake clinical trials and market pharmaceutical products for diagnostic or therapeutic use in humans, the procedures and safety standards established by the FDA and comparable agencies in foreign countries must be followed. In the United States, a company seeking approval to market a new pharmaceutical must obtain FDA approval of a new drug application ("NDA"). Before an NDA may be filed, however, a certain procedure is typically followed. This includes: (i) performance of preclinical laboratory and animal studies;
(ii) submission to the FDA of an application for an investigational new drug application ("IND"), which must become effective before human clinical trials may commence; (iii) completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the pharmaceutical for its intended use; (iv) submission to the FDA of an NDA; and (v) approval of the NDA by the FDA prior to any commercial sale or shipment of the agent. In November 1997, the Food and Drug Administration Modernization Act of 1997 was passed and signed into law (the "Act"). The Act, most of which became effective in February 1998, promises, among other things, to streamline the approval process for drugs and enable patients with serious diseases to more easily access experimental products. The effect, if any, of the Act on the Company, AngioMARK and the Company's other product candidates is not known at this time.

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

The Company has completed two Phase I clinical trials to date; the first was completed in February 1997, and the second in February 1998. No clinically significant adverse events were reported for these Phase I trials. In June 1998, the Company completed a Phase II clinical trial to test the safety and preliminary efficacy of AngioMARK-enhanced MRA for the evaluation of PVD.

Phase II trials to assess the safety and feasibility of AngioMARK-enhanced MR imaging in the diagnosis of CAD and breast cancer, respectively, are currently ongoing. The process of completing clinical testing and obtaining FDA approval for a new product is likely to take a number of years. When the study for a particular indication as described in the IND is complete, and assuming that the results support the safety and efficacy of the product for that indication, the Company intends to submit an NDA to the FDA. The NDA approval process can be expensive, uncertain and lengthy. Although the FDA is supposed to complete its review of an NDA within 180 days of the date that it is filed, the review time is often significantly extended by the FDA which may require more information or clarification of information already provided in the NDA. During the review period, an FDA advisory committee likely will be asked to review and evaluate the application and provide recommendations to the FDA about approval of the pharmaceutical. In addition, the FDA will inspect the facility at which the pharmaceutical is manufactured to ensure compliance with GMP and other applicable regulations. Failure of the third-party manufacturers to comply or come into compliance with GMP requirements could significantly delay FDA approval of the NDA. The FDA may grant an unconditional approval of an agent for a particular indication or may grant approval conditioned on further post-marketing testing and/or surveillance programs to monitor the agent's efficacy and side effects. Results of these post-marketing programs may prevent or limit the further marketing of the agent. In addition, further studies and a supplement to the initially approved NDA will be required to gain approval for the use of an approved product in indications other than those for which the NDA was approved initially.

While the Company, because of its agreement with Mallinckrodt, does not currently intend to manufacture any of its products itself once they are approved, it may choose to do so in the future. Should the Company decide to manufacture its products, the Company would be required to obtain a license from a third party having rights to patents which may cover certain of the Company's contrast agents. There can be no assurance that the Company would be able to obtain such a license from the third party. Furthermore, the Company's manufacturing facilities would be subject to inspection and approval by the FDA before the Company could begin commercial distribution of product from its own manufacturing facilities. See "Business--Patents and Proprietary Rights."

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

Product Liability Insurance

The clinical and commercial development of pharmaceuticals, including contrast agents such as those being developed by the Company, may entail exposure to product liability claims. While the Company has never been subject to any liability claims stemming from the manufacture of or preclinical or clinical trials of its products, there can be no assurance that it will not face such claims in the future. While the Company currently has product liability insurance coverage for the clinical research use of its product candidates, there can be no assurance that such coverage limits will be adequate nor that a successful product liability lawsuit would not have a material adverse effect on the Company. The Company does not have product liability insurance coverage for the commercial sale of its products but intends to obtain such coverage if and when its products are commercialized. If and when AngioMARK or other EPIX product candidates are approved for marketing by the FDA, or similar foreign regulatory bodies, there can be no assurance that sufficient product liability insurance will be available on terms acceptable to the Company or at all.

Employees

As of December 31, 1998 the Company employed 72 persons on a full-time basis, of which 54 were involved in research and development and 18 in administration and general management. Twenty-four of the Company's employees hold Ph.D. or M.D. degrees. The Company believes that its relations are good with all of its employees. None of the Company's employees is a party to a collective bargaining agreement.

Research and Development

During the years ended December 31, 1998, 1997, and 1996, the Company incurred research and development expenses of $13,349,337, $8,899,197, and $6,878,666, respectively, and $37,550,457 for the period from inception (November 29, 1988) to December 31, 1998.

ITEM 2. PROPERTIES

The Company leases a total of 17,050 square feet of space at 71 Rogers Street and adjacent locations, and 13,310 square feet at 161 First Street, all in Cambridge, Massachusetts. The current lease at 71 Rogers Street and adjacent locations runs until December 31, 2002 but may be terminated by the Company in 1999, subject to a termination fee. The current lease at 161 First Street runs until December 31, 1999 and can be extended under certain conditions for up to three years. The Company will be required to pay a termination fee if it does not exercise its option to extend the lease. The Company believes that its current facilities and currently available space are adequate to meet its requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings that would have a negative impact on the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers, directors and key employees of the Company as of December 31, 1998:

      Name                      Age                       Position
      ----                      ---                       --------
Michael D. Webb                 40     President, Chief Executive Officer and Secretary

James E. Smith, Ph.D.           55     Executive Vice President, Research & Development

Randall B. Lauffer, Ph.D.       41     Chief Scientific Officer

Stephen C. Knight, M.D.         38     Chief Financial Officer, Senior Vice President,
                                       Finance and Business Development

E. Kent Yucel, M.D.             42     Senior Vice President and Chief Medical Officer

Susan M. Flint                  47     Vice President, Regulatory Affairs and Clinical
                                       Operations

Michael D. Webb joined EPIX in December 1994 from Ciba-Corning Diagnostics, Inc., where he was most recently Senior Vice President, Worldwide Marketing and Strategic Planning. During his tenure at Ciba from April 1989 to December 1994, Mr. Webb's achievements included the development and commercialization of the ACS:180\R immunodiagnostics system. From 1984 to 1989, Mr. Webb was a senior consultant at Booz, Allen & Hamilton, Inc., specializing in healthcare and life sciences. Mr. Webb holds a MM in marketing and finance from the J.L. Kellogg Graduate School of Management at Northwestern University.

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

Dr. Stephen C. Knight joined the Company in July 1996. From April 1991 to June 1996, Dr. Knight was a senior consultant with Arthur D. Little specializing in biotechnology, pharmaceuticals and valuation. Dr. Knight was also a consultant at APM, Inc., a consulting company. Prior to 1990, Dr. Knight performed research at AT&T Bell Laboratories, the National Institute of Neurological and Communicative Diseases and Stroke, and Yale University. He serves on the board of directors of Pharmos, Inc. Dr. Knight holds an M.D. from the Yale University School of Medicine and a MPPM from the Yale School of Organization and Management.

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

Ms. Susan M. Flint joined the Company in April 1995. She is a Regulatory Affairs specialist with over twenty years of experience in regulatory submissions and clinical trials. She was a regulatory affairs/clinical research consultant to various companies, including EPIX, from April 1993 to April 1995. Ms. Flint previously held the position of Director of Clinical Trials at Advanced Magnetics, Inc. from February 1989 to March 1993 and Director of Regulatory Affairs at Du Pont Pharmaceutical Company from June 1975 to January 1989. She has filed a number of applications for INDs and ten NDAs, along with several medical device applications. Ms. Flint is certified by the Regulatory Affairs Professional Society. She received her M.S. in pharmacology from Northeastern University.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock commenced trading on the Nasdaq Stock Market on January 30, 1997 under the symbol "EPIX", and is listed on NASDAQ's National Market. The following table sets forth, for the periods indicated, the range of the high and low closing bids for the Company's Common Stock:


                                                 High        Low
1997
First Quarter (from January 30, 1997)          $ 9.50     $ 6.63
Second Quarter                                   9.00       6.00
Third Quarter                                   12.00       8.25
Fourth Quarter                                  14.00      10.00

1998
First Quarter                                  $15.00     $11.88
Second Quarter                                  13.44       9.50
Third Quarter                                   11.00       4.88
Fourth Quarter                                  10.38       6.13

1999
First Quarter (through March 18, 1999)         $11.50     $ 9.00

On March 18, 1999 the last reported bid for the Common Stock was $9.75 per share. As of March 18, 1999 there were approximately 98 holders of record of the Company's Common Stock and approximately 1,000 beneficial holders. To date the Company has neither declared nor paid any cash dividends on shares of its Common Stock and does not anticipate doing so for the foreseeable future.

A Registration Statement on Form S-1 (File No. 333-17581) registering 2,300,000 shares of the Company's Common Stock, filed in connection with the Company's Initial Public Offering ("IPO"), was declared effective by the Securities and Exchange Commission on January 30, 1997. The primary offering of 2,000,000 shares closed on February 4, 1997 and the underwriters exercised a 300,000 share overallotment in full on February 13, 1997. The aggregate offering price to the public was $16,100,000 before underwriter discounts and the costs of the offerings. The managing underwriters of the IPO were Hambrecht & Quist LLC and Wessels Arnold and Henderson, LLC. In connection with the IPO the Company incurred expenses from February 4, 1997 to December 31, 1997 of $1,831,000 including underwriting discounts of $1,127,000 and other expenses of approximately $704,000. After such expenses the Company's net proceeds from the IPO were approximately $14,269,000. From February 4, 1997 to December 31, 1998, the Company had utilized all the net proceeds from the IPO to fund research and development costs, the AngioMARK clinical trial program and for working capital and general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data are derived from the Company's audited financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Financial Statements, related Notes and other financial information included herein.

                                                               Nine Months                     Year Ended
                                                Year Ended        Ended       ----------------------------------------------
                                                March 31,      December 31,    December 31,    December 31,   December 31,
(In thousands, except per share data)              1995          1995 (2)          1996            1997           1998
                                                   ----          --------          ----            ----           ----
Statement of Operations Data:
Revenues                                            $412            $900         $10,010          $4,228         $1,781
Operating income (loss)                           (2,820)         (4,770)            269          (7,462)       (15,825)
Net income (loss)                                 (2,778)         (4,893)            268          (6,112)       (13,998)

Earnings (loss) per share (1):
Basic                                                 --          $(3.27)          $0.12          $(0.73)        $(1.23)
Diluted                                               --          $(3.27)          $0.03          $(0.73)        $(1.23)

Weighted average common shares outstanding:
Basic                                                 --           1,498           1,561           8,333         11,354
Diluted                                               --           1,498           7,732           8,333         11,354

                                                March 31,                                   December 31,
                                                ---------               ---------------------------------------------------
Balance Sheet Data:                                1995                 1995            1996            1997           1998
                                                   ----                 ----            ----            ----           ----

Cash, cash equivalents and short-term             $1,079                $150         $10,664         $42,813        $29,101
investments
Working capital (deficit)                            516             (1,327)           8,299          39,673         25,593
Total assets                                       2,141               1,211          12,575          44,775         32,903
Capital lease obligations, less current              107                 342             176             279            602
portion
Redeemable convertible preferred stock             3,949               3,956          17,204              --             --
Total stockholders' equity (deficit)             (2,552)             (7,336)         (7,240)          41,046         27,503

(1) See Note 11 to Notes to Financial Statements for a description of the calculation of earnings (loss) per share. Reflects a 1-for-1.5 reverse stock split effected on December 6, 1996.

(2) In 1995 the Company changed its fiscal year end from March 31 to December
31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since commencing operations in 1992, the Company has been engaged principally in the research and development of its product candidates as well as seeking various regulatory clearances and patent protection. The Company has had no revenues from product sales and has incurred losses since inception through December 31, 1998 aggregating approximately $28.4 million. The Company has received revenues in connection with various licensing and collaboration agreements. In August 1996, the Company entered into a strategic alliance with Mallinckrodt pursuant to which it received $6.0 million in up-front license fees. The agreement provided for an additional $2.0 million milestone payment which was received in July 1997. In March 1996, the Company entered into a strategic alliance with Daiichi. Under this agreement, the Company received $3.0 million in license fees and $5.0 million from the sale of shares of the Company's preferred stock, and was entitled to receive up to $3.3 million in future payments based upon the Company's achievement of certain product development milestones. The Company received $900,000 of such milestone payments in July 1997.

The Company expects continued operating losses for the next several years as it incurs expenses to support research, development and efforts to obtain regulatory approvals.

The Company's initial product candidate, AngioMARK, is currently the Company's only product candidate undergoing human clinical trials. The Company filed an IND application for AngioMARK in July 1996. The Company initiated a Phase I clinical trial in 1996 and a Phase I dose escalation study in 1997, both of which have been completed. The Company completed a Phase II clinical trial in June 1998 to test the safety and preliminary efficacy of AngioMARK-enhanced MRA for the evaluation of PVD and is currently conducting a Phase II feasibility trial to test the safety and feasibility of AngioMARK-enhanced MRA for the evaluation of CAD. In December 1998, the Company filed a proposed protocol application with the FDA to initiate a Phase III clinical trial of PVD. In addition, in January 1998, the Company initiated a Phase II clinical trial to test the safety and feasibility of AngioMARK for detecting breast cancer.

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

Results of Operations

Comparison of Year Ended December 31, 1998 and Year Ended December 31, 1997

Revenues

For the year ended December 31, 1998, revenues totaled $1.8 million and were derived from work performed in connection with product development contracts. Revenues for the year ended December 31, 1997 totaled $4.2 million and included milestone payments of $2.0 million received from Mallinckrodt and $900,000 received from Daiichi pursuant to collaboration agreements covering the Company's lead product, AngioMARK. Revenues in 1997 also included $1.3 million for work performed in connection with product development contracts.

Research and Development Expenses

Research and development expenses for the year ended December 31, 1998 were $13.3 million as compared to $8.9 million for 1997. The increased operating expenses resulted from higher research and development costs associated with advancing AngioMARK through clinical trials and the addition of personnel and resources to support research in the area of thrombus imaging and further development of the Company's core technology.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 1998 were $4.3 million as compared to $2.8 million for 1997. The increase was partially due to additional marketing activities, which included the hiring of personnel and development of marketing communication programs. Also contributing to the increase were higher legal costs related to ongoing patent activities and the hiring of additional support personnel.

Interest Income and Expense

Interest income for the year ended December 31, 1998 was $1.9 million as compared to $1.4 million for 1997. The $500,000 increase was primarily due to higher average levels of invested cash during 1998. Interest expense for the year ended December 31, 1998 was $61,000 as compared to $62,000 in 1997. Interest expense was unchanged due to the timing of the note payable proceeds, which were received in December 1998.

Comparison of Year Ended December 31, 1997 and Year Ended December 31, 1996

Revenues

Revenues for the year ended December 31, 1997 included milestone payments of $2.0 million received from Mallinckrodt and $900,000 received from Daiichi pursuant to collaboration agreements covering the Company's lead product candidate, AngioMARK. Revenues for the year ended December 31, 1996 consisted principally of a $6.0 million license fee received from Mallinckrodt and a $3.0 million licensee fee from Daiichi, each related to the formation of the collaboration agreements covering AngioMARK. Annual revenues also include $1.3 million and $1.0 million of AngioMARK development contract revenue earned from strategic partners in 1997 and 1996, respectively.

Research and Development Expenses

Research and development expenses for the year ended December 31, 1997 were $8.9 million as compared to $6.9 million for 1996. The increase resulted principally from additional costs for personnel and resources to support research in the area of thrombus imaging and the development of core technology. Higher costs associated with advancing AngioMARK through clinical trials also contributed to higher research and development expenses in 1997.

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

The Company's State of Readiness and Risk

The Company is conducting both internal and external reviews to address the Year 2000 issue. Internally, the Company has been reviewing information technology ("IT") systems, and non-IT systems such as scientific instruments and other electronic devices that could be affected by this issue. If required, the Company will utilize both internal and external resources to reprogram, or replace, and test the software and systems for Year 2000 modifications. Externally, the Company has made initial contact with all of its significant external business partners (including vendors, suppliers and strategic partners) to determine the extent to which the Company is vulnerable to their failures and to ascertain Year 2000 compliance and risk. If any of the Company's business partners do not, or if the Company itself does not, successfully deal with the Year 2000 issue, the Company could experience delays in its receipt of funding, materials and other resources which could adversely affect the conduct of its research and development operations. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time. Although the Company expects to have obtained Year 2000 compliance before the Year 2000, the inability of the Company or its business partners to remedy the Year 2000 issue could have a significant impact on the Company's business, financial position or results of operations.

The Company estimates that the inventory and assessment of IT systems, scientific instruments, and material third parties will be completed during the second quarter of 1999. The Company expects to complete remediation efforts by the end of the second quarter of 1999, and to complete the validation phase by the end of the third quarter of 1999.

The Company's Costs of Year 2000 Remediation

While management has not specifically determined the costs of its Year 2000 efforts, the total cost to obtain Year 2000 compliance is currently projected to be less than $100,000. Such costs will include direct and indirect costs incurred through monitoring and managing the Year 2000 issue. Direct costs include potential charges by third-party software and hardware vendors for product enhancements, costs involved in testing software products for Year 2000 compliance and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Company believes such costs will not have a material effect on the Company's business, financial position, or results of operations.

The Company's Contingency Plans

At this time the Company has not initiated the formulation of contingency plans. The determination of the necessity for contingency plans will be made by the end of the third quarter of 1999. Some risks of the Year 2000 issue, however, are beyond the control of the Company and its business partners.

Liquidity and Capital Resources

The Company has financed its operations from inception through December 31, 1998 primarily with $14.3 million in net proceeds from the Company's initial public offering completed in February 1997, $22.9 million from a follow-on public offering of common stock in November 1997, $18.4 million from private sales of equity securities, $18.0 million received from third parties in connection with collaboration and license arrangements, $2.4 million of equipment lease financing and $3.8 million in interest income. From inception through December 31, 1998, the Company has incurred $51.5 million of costs attributable to operating activities, including $37.6 million related to the research and development of technology and new product candidates, including AngioMARK.

The Company's principal source of liquidity consists of cash, cash equivalents and marketable securities, which totaled $29.1 million at December 31, 1998, as compared to $42.8 million at December 31, 1997.

The Company is eligible to receive additional payments of $2.4 million from Daiichi upon the attainment of certain future AngioMARK development milestones. Daiichi is responsible for funding development of AngioMARK in Japan. Under the Company's agreement with Mallinckrodt, Mallinckrodt and the Company generally will share equally in future development costs of AngioMARK up to a specified maximum amount.

During the year ended December 31, 1998, the Company used approximately $13.2 million of cash for operating activities, exclusive of license fee revenues. The Company expects that its cash needs for operations will increase significantly in future periods due to planned clinical trials and other expenses associated with the development of AngioMARK and new research and development programs.

The Company estimates that existing cash, cash equivalents and marketable securities, will be sufficient to fund its operations through the first quarter of 2000. The Company believes that it will need to raise additional funds for research, development and other expenses, through equity or debt financings, strategic alliances or otherwise, prior to commercialization of any of its product candidates. There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. The Company's future liquidity and capital requirements will depend on numerous factors, including the following: the progress and scope of clinical trials; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both United States and foreign governmental approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the extent to which the Company's products gain market acceptance; the timing and costs of product introductions; the extent of the Company's ongoing research and development programs; the costs of training physicians to become proficient with the use of the Company's products; and, if necessary, once regulatory approvals are received, the costs of developing marketing and distribution capabilities.

Because of anticipated spending to support development of AngioMARK and new research programs, the Company does not expect positive cash flow from operating activities for any future quarterly or annual period prior to commercialization of AngioMARK. The Company anticipates continued investments in fixed assets, including equipment and facilities expansion to support new and continuing research and development programs. In July 1997, the Company reached an agreement that will enable it to lease its current principal scientific facilities through December 31, 2002. The Company also has a short-term lease for a nearby office space, which expires in December 1999 but can be extended by the Company for up to three years.

The Company has incurred tax losses to date and therefore has not paid significant federal or state income taxes since inception. At December 31, 1998, the Company had loss carryforwards of approximately $26.0 million available to offset future taxable income. These amounts expire at various times through 2018. As a result of ownership changes resulting from sales of equity securities, the Company's ability to use the loss carryforwards is subject to limitations as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company currently estimates that the annual limitation on its use of net operating losses through May 31, 1996 will be approximately $900,000. Pursuant to Sections 382 and 383 of the Code, the change in ownership resulting from public equity offerings in 1997 and any other future ownership changes may further limit utilization of losses and credits in any one year. The Company also is eligible for research and development tax credits that can be carried forward to offset federal taxable income. The annual limitation and the timing of attaining profitability may result in the expiration of net operating loss and tax credit carryforwards before utilization.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates. The Company invests its cash in a variety of financial instruments, including bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars.

Interest income on the Company's investments is recorded as "Interest income." The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS"). All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on the Company's financial condition. The Company's investment securities are held for purposes other than trading. While certain of the investment securities had maturities in excess of one year, the Company may liquidate such securities within one year. The weighted-average interest rate on investment securities at December 31, 1998 was 5.6%. The fair market value of securities held at December 31, 1998 was $28,731,747.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and supplementary data appear at pages F-1 through F-22 of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors. The information required under this item is incorporated herein by reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held June 2, 1999 (the "1999 Proxy Statement") to be filed with the Commission not later than April 30, 1999.

(b) Executive Officers. See Item 4A. of Part I above.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the section entitled "Executive Compensation" in the 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners And Management" in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated herein by reference to the section entitled "Certain Transactions" in the 1999 Proxy Statement.

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a. Documents filed as part of this Report:

       1. Financial Statements:

        Index to Financial Statements:
              Report of Independent Auditors                                F-2
              Financial Statements:
                 Balance Sheets                                             F-3
                 Statements of Operations                                   F-4
                 Statements of Redeemable Convertible
                    Preferred Stock and Stockholders' Equity                F-5
                 Statements of Cash Flows                                   F-8
                 Notes to Financial Statements                              F-9

        2. Financial Statement Schedules

        All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

b. Reports on Form 8-K

     No reports on form 8-K were filed during the fourth quarter of 1998.

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

10.38 Collaboration Agreement effective as of June 20, 1997 between Dyax Corp. and the Company. Filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the period ended September 30, 1997 (File No. 000-21863) and incorporated herein by reference.
10.39 Short Form Lease from Trustees of the Cambridge Trust to the Company with a commencement date of January 1, 1998. Filed as Exhibit 10.39 to the Company's Registration Statement on Form S-1 (File No. 333-38399) and incorporated herein by reference.
10.40 Sublease dated as of October 31, 1997 between the Company and SatCon Technology Corporation. Filed herewith.
10.41 First Amendment to Sublease dated as of July 15, 1998 between the Company and SatCon Technology Corporation. Filed herewith.
10.42++ Amendment No. 1 dated as of September 10, 1998 to the Strategic Collaboration Agreement between the Company and Mallinckrodt Medical, Inc. and Mallinckrodt Group Inc. dated August 30, 1996. Filed herewith.
10.43 Promissory Note dated December 21, 1998 between the Company and Finova Technology Finance, Inc. Filed herewith.
23.1      Consent of Ernst & Young LLP. Filed herewith.
24.1      Power of Attorney. Contained on signature page hereto.
27.1      Financial Data Schedule. Filed herewith.
99.1 Important Factors Regarding Forward-Looking Statements. Filed herewith.

    + Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

    # Identifies a management contract or compensatory plan or agreement in which an executive officer or director of the Company participates.

    ++ Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors                                             F-2
Financial Statements
Balance Sheets                                                             F-3
Statements of Operations                                                   F-4
Statements of Redeemable Convertible Preferred
   Stock and Stockholders' Equity                                          F-5
Statements of Cash Flows                                                   F-8
Notes to Financial Statements                                              F-9

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
  EPIX Medical, Inc.

We have audited the accompanying balance sheets of EPIX Medical, Inc. (a company in the development stage) as of December 31, 1998 and 1997, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998, and the period from inception (November 29, 1988) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EPIX Medical, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, and the period from inception (November 29, 1988) to December 31, 1998, in conformity with generally accepted accounting principles.


                                             /s/ Ernst & Young LLP


Boston, Massachusetts
February 3, 1999

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS

                                                                                            December 31,
                                                                                         1998          1997
                                                                                     ------------- -------------
Assets
Current assets:
Cash and cash equivalents                                                             $   369,454   $ 1,455,657
Available-for-sale marketable securities                                               28,731,747    41,356,941
Prepaid expenses and other current assets                                                 517,701       310,910
                                                                                     ------------- -------------

   Total current assets                                                                29,618,902    43,123,508

Property and equipment, net                                                             2,861,277     1,254,281

Notes receivable from officer                                                             335,888       315,616

Other assets                                                                               87,152        81,966
                                                                                     ------------- -------------

   Total assets                                                                       $32,903,219   $44,775,371
                                                                                     ============= =============

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses                                                  $2,681,137    $2,336,135
Contract advances                                                                         611,038       794,346
Current portion of capital lease obligations                                              384,976       319,745
Current portion of note payable                                                           349,009             -
                                                                                     ------------- -------------

   Total current liabilities                                                            4,026,160     3,450,226

Capital lease obligations, less current portion                                           602,407       278,966

Note payable, less current portion                                                        771,647             -

Stockholders' equity:
Common stock, $.01 par value, 15,000,000 shares authorized; 11,458,401 and
   11,218,264 shares issued and outstanding at December 31, 1998 and 1997,
   respectively                                                                           114,584       112,183
Additional paid-in capital                                                             55,839,411    55,351,091
Loans to stock option holders                                                            (123,119)             -
Deficit accumulated during the development stage                                      (28,415,324)  (14,417,095)
Unrealized gains on available-for-sale marketable securities                               87,453              -
                                                                                     ------------- -------------

   Total stockholders' equity                                                          27,503,005    41,046,179
                                                                                     ------------- -------------

   Total liabilities and stockholders' equity                                         $32,903,219   $44,775,371
                                                                                     ============= =============

See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS

                                                                                                      Period from
                                                          Year ended     Year ended    Year ended    Inception to
                                                         December 31,   December 31,  December 31,   December 31,
                                                             1998           1997          1996           1998
                                                         -------------- ------------- -------------- --------------
Revenues                                                  $  1,780,985   $ 4,227,526    $10,009,739   $ 20,029,759

Operating expenses:
   Research and development                                 13,349,337     8,899,197      6,878,666     37,550,457
   General and administrative                                4,256,557     2,790,222      2,861,906     13,976,788
                                                         -------------- ------------- -------------- --------------

Total operating expenses                                    17,605,894    11,689,419      9,740,572     51,527,245
                                                         -------------- ------------- -------------- --------------

Operating income (loss)                                    (15,824,909)   (7,461,893)       269,167    (31,497,486)

Interest income                                              1,887,812      1,411,803       287,671      3,806,245
Interest expense                                               (61,132)      (62,003)      (288,776)      (708,616)
                                                         -------------- ------------- -------------- --------------

Net income (loss)                                         $(13,998,229)  $(6,112,093)   $   268,062   $(28,399,857)
                                                         ============== ============= ============== ==============


Weighted average shares:
   Basic                                                    11,354,200     8,333,294      1,561,045
   Diluted                                                  11,354,200     8,333,294      7,732,477

Earnings (loss) per common share:
   Basic                                                       $(1.23)       $(0.73)          $0.12
   Diluted                                                     $(1.23)       $(0.73)          $0.03


See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

              STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                                              Accretion
                                                                                                              of
                                                                                                              Dividends
                                                                                                              on          Loans
                                  Redeemable                                                                  Redeemable  to
                                  Convertible           Convertible                              Additional   Convertible Stock
                                Preferred Stock       Preferred Stock         Common Stock         Paid in    Preferred   Option
                                Shares      Amount     Shares     Amount      Shares     Amount    Capital      Stock     Holders
                             ---------- ----------- ---------- ---------- ----------- ---------- ------------ ----------- --------

Issuance of common stock
    in May 1989                                                              333,330    $ 3,333      $ 1,667
Issuance of Series A
    preferred stock in
    March 1992 (net of
    legal costs of $12,336)                            93,691  $1,037,664
Cumulative net loss for
    the period November
    29, 1988 (date of
    inception) through
    March 31, 1992
                             ---------- ----------- ---------- ---------- ----------- ---------- ------------ ----------- --------

Balance at March 31, 1992                              93,691  1,037,664     333,330      3,333        1,667
Issuance of common stock
    in April 1992 as
    payment for consulting
    services received                                                          5,186         52           26
Net loss
                             ---------- ----------- ---------- ---------- ----------- ---------- ------------ ----------- --------

Balance at March 31, 1993                              93,691  1,037,664     338,516      3,385        1,693
Issuance of common stock
    in February 1994 as
    payment for consulting
    services received                                                          5,186         52           26
Three-for-one stock
    dividend declared and
    paid in March 1994                                                     1,031,118     10,311        5,156
Issuance of Series B
    preferred stock in
    March 1994, net of
    issuance costs of
    $58,764                  2,643,736  $3,941,236
Issuance of warrants in
    conjunction with
    financing                                                                                         43,391
Net loss
                             ---------- ----------- ---------- ---------- ----------- ---------- ------------ ----------- --------

Balance at March 31, 1994    2,643,736   3,941,236     93,691  1,037,664   1,374,820     13,748       50,266
Issuance of common stock
    upon exercise of
    options                                                                   66,866        669       27,415
Issuance of warrants in
    conjunction with
    financing                                                                                          6,925
Accretion of redeemable
    convertible preferred
    stock to redemption
    value                                    8,147                                                              $(8,147)
Net loss
                             ---------- ----------- ---------- ---------- ----------- ---------- ------------ ----------- --------

Balance at March 31, 1995    2,643,736   3,949,383     93,691  1,037,664   1,441,686     14,417       84,606     (8,147)

                                               Deficit
                             Accumulated     Accumulated        Total
                                Other           in the      Stockholders'
                            Comprehensive    Development        Equity
                                Income          Stage         (Deficit)
                            --------------- --------------- ---------------
Issuance of common stock
    in May 1989                                                 $  5,000
Issuance of Series A
    preferred stock in
    March 1992 (net of
    legal costs of $12,336)                                    1,037,664
Cumulative net loss for
    the period November
    29, 1988 (date of
    inception) through
    March 31, 1992                              $ (27,911)      (27,911)
                            --------------- --------------- ---------------
                                                  (27,911)     1,014,753
Balance at March 31, 1992
Issuance of common stock
    in April 1992 as
    payment for consulting
    services received                                                 78
Net loss                                         (242,078)     (242,078)
                            --------------- --------------- ---------------

Balance at March 31, 1993                        (269,989)       772,753
Issuance of common stock
    in February 1994 as
    payment for consulting
    services received                                                 78
Three-for-one stock
    dividend declared and
    paid in March 1994                            (15,467)
Issuance of Series B
    preferred stock in
    March 1994, net of
    issuance costs of
    $58,764
Issuance of warrants in
    conjunction with
    financing                                                     43,391
Net loss                                         (616,480)     (616,480)
                            --------------- --------------- ---------------

Balance at March 31, 1994                        (901,936)       199,742
Issuance of common stock
    upon exercise of
    options                                                       28,084
Issuance of warrants in
    conjunction with
    financing                                                      6,925
Accretion of redeemable
    convertible preferred
    stock to redemption
    value                                                        (8,147)
Net loss                                       (2,778,200)   (2,778,200)
                            --------------- --------------- ---------------

Balance at March 31, 1995                      (3,680,136)   (2,551,596)

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

              STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                              Accretion
                                                                                                              of
                                                                                                              Dividends
                                                                                                              on          Loans
                                  Redeemable                                                                  Redeemable  to
                                  Convertible           Convertible                              Additional   Convertible Stock
                                Preferred Stock       Preferred Stock         Common Stock         Paid in    Preferred   Option
                                Shares      Amount     Shares     Amount      Shares     Amount    Capital      Stock     Holders
                             ---------- ----------- ---------- ---------- ----------- ---------- ------------ ----------- ---------
Issuance of common stock
    upon exercise of
    options                                                                   38,399        384       16,874
Issuance of common stock
    in July 1995 under
    license Agreement                                                         83,723        837       68,235
Accretion of redeemable
    convertible preferred
    stock to redemption
    value                                    6,122                                                               (6,122)
Issuance of warrants in
    conjunction with
    financing                                                                                         28,703
Net loss
                             ---------- ----------- ---------- ---------- ----------- ---------- ------------ ----------- ---------
Balance at December 31,
    1995                     2,643,736   3,955,505     93,691  1,037,664   1,563,808     15,638      198,418    (14,269)

Issuance of common stock
    upon exercise of
    options                                                                   67,309        673       38,313
Issuance of Series C
    preferred stock upon
    conversion of
    convertible notes and
    interest thereon in
    May 1996, net of
    issuance costs of
    $12,560                  1,432,318   3,210,177
Issuance of warrants in
    conjunction with
    financing                                                                                         78,236
Issuance of Series D
    preferred stock for
    cash in May 1996, net
    of issuance costs of
    $31,043                  1,500,002   4,468,963
Issuance of Series D
    preferred stock upon
    conversion of Bridge
    Notes in May 1996          200,000     600,000
Issuance of Series E
    preferred stock in May
    and August 1996, net
    of issuance costs of
    $117,628                   868,329   4,882,372
Issuance of compensatory
    stock option grants                                                                               67,326
Repurchase of common stock
    from officer in May
    1996                                                                    (66,666)      (667)    (269,333)
Accretion of redeemable
    Convertible preferred
    stock to redemption
    value                                   86,790                                                              (86,790)
Net income
                             ---------- ----------- ---------- ---------- ----------- ---------- ------------ ----------- ---------
Balance at December 31,
    1996                     6,644,385  17,203,807     93,691  1,037,664   1,564,451     15,644      112,960   (101,059)

                                               Deficit
                             Accumulated     Accumulated        Total
                                Other           in the      Stockholders'
                            Comprehensive    Development        Equity
                                Income          Stage         (Deficit)
                            --------------- --------------- ---------------
Issuance of common stock
    upon exercise of
    options                                                       17,258
Issuance of common stock
    in July 1995 under
    license Agreement                                             69,072
Accretion of redeemable
    convertible preferred
    stock to redemption
    value                                                        (6,122)
Issuance of warrants in
    conjunction with
    financing                                                     28,703
Net loss                                       (4,892,928)   (4,892,928)
                            --------------- --------------- ---------------
Balance at December 31,
    1995                                       (8,573,064)   (7,335,613)

Issuance of common stock
    upon exercise of
    options                                                       38,986
Issuance of Series C
    preferred stock upon
    conversion of
    convertible notes and
    interest thereon in
    May 1996, net of
    issuance costs of
    $12,560
Issuance of warrants in
    conjunction with
    financing                                                     78,236
Issuance of Series D
    preferred stock for
    cash in May 1996, net
    of issuance costs of
    $31,043
Issuance of Series D
    preferred stock upon
    conversion of Bridge
    Notes in May 1996
Issuance of Series E
    preferred stock in May
    and August 1996, net
    of issuance costs of
    $117,628
Issuance of compensatory
    stock option grants                                           67,326
Repurchase of common stock
    from officer in May
    1996                                                       (270,000)
Accretion of redeemable
    Convertible preferred
    stock to redemption
    value                                                       (86,790)
Net income                                         268,062       268,062
                            --------------- --------------- ---------------
Balance at December 31,
    1996                                       (8,305,002)   (7,239,793)

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

              STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                                Accretion
                                                                                                                   of
                                                                                                                Dividends
                                                                                                                   on
                                                                                                               Redeemable
                            Redeemable Convertible       Convertible                              Additional   Convertible
                               Preferred Stock         Preferred Stock         Common Stock        Paid in      Preferred
                              Shares         Amount     Shares     Amount      Shares    Amount    Capital        Stock
                           ---------- -------------- ---------- ---------- ----------- --------- ------------- ------------
Issuance of common stock
    upon exercise of
    options                                                                    99,394       994        65,753
Issuance of common stock
    upon Initial Public
    Offering, net of
    offering costs of
    $1,831,436 in
    February 1997                                                           2,300,000    23,000    14,245,564
Conversion of preferred
    stock to common
    stock upon initial
    public offering in
    February 1997          (6,644,385) (17,203,807)   (93,691)  (1,037,664) 4,750,278    47,503    18,092,909      101,059
Issuance of compensatory
    stock option grants                                                                                 3,393
Issuance of common stock
    upon Follow-on
    Public Offering, net
    of offering costs of
    $1,819,447 in
    November 1997                                                           2,467,500    24,675    22,830,879
Issuance of common stock
    upon Conversion of
    warrants                                                                   36,641       367         (367)
Net loss
                           ---------- -------------- ---------- ---------- ----------- --------- ------------- ------------
Balance at December 31,
    1997                           0              0          0          0  11,218,264   112,183    55,351,091            0

Issuance of common stock
    upon exercise of
    options                                                                   221,793     2,218       249,922
Issuance of common stock
    under employee stock
    purchase plan                                                              18,344       183       151,992
Issuance of compensatory
    stock option loan
Compensatory stock
    option loan expense                                                                                86,406
Net loss
Available-for-sale
    marketable
    securities
    unrealized gain


Comprehensive loss
                           ---------- -------------- ---------- ---------- ----------- --------- ------------- ------------
Balance at December 31,
    1998                           0             $0          0         $0  11,458,401  $114,584   $55,839,411           $0
                           ========== ============== ========== ========== =========== ========= ============= ============

                                                          Deficit
                            Loans to    Accumulated     Accumulated        Total
                            Stock          Other           in the      Stockholders'
                            Option     Comprehensive    Development       Equity
                             Holders       Income          Stage         (Deficit)
                            ---------- --------------- --------------- --------------
Issuance of common stock
    upon exercise of
    options                                                                 66,747
Issuance of common stock
    upon Initial Public
    Offering, net of
    offering costs of
    $1,831,436 in
    February 1997                                                       14,268,564
Conversion of preferred
    stock to common
    stock upon initial
    public offering in
    February 1997                                                       17,203,807
Issuance of compensatory
    stock option grants                                                      3,393
Issuance of common stock
    upon Follow-on
    Public Offering, net
    of offering costs of
    $1,819,447 in
    November 1997                                                       22,855,554
Issuance of common stock
    upon Conversion of
    warrants
Net loss                                                  (6,112,093)   (6,112,093)
                            ---------- --------------- --------------- --------------
Balance at December 31,
    1997                                                 (14,417,095)   41,046,179

Issuance of common stock
    upon exercise of
    options                                                                252,140
Issuance of common stock
    under employee stock
    purchase plan                                                          152,175
Issuance of compensatory
    stock option loan        (123,119)                                    (123,119)
Compensatory stock
    option loan expense                                                     86,406
Net loss                                                 (13,998,229)  (13,998,229)
Available-for-sale
    marketable
    securities
    unrealized gain                            87,453                       87,453
                                                                       --------------

Comprehensive loss                                                     (13,910,776)
                            ---------- --------------- --------------- --------------
Balance at December 31,
    1998                    $(123,119)        $87,453   $(28,415,324)  $27,503,005
                            ========== =============== =============== ==============

See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                              Period from
                                                                                                               Inception
                                                        Year ended        Year ended       Year ended        (November 28,
                                                       December 31,      December 31,     December 31,         1988) to
                                                           1998              1997             1996         December 31, 1998
                                                     ------------------ --------------- ----------------- --------------------
Operating activities:
Net income (loss)                                         $(13,998,229)    $(6,112,093)       $  268,062         $(28,399,857)
Adjustments to reconcile net income (loss) to cash
provided (used) by operating activities:
Depreciation and amortization                                  778,221         580,852           549,241            3,011,717
Expenses paid with equity instruments                                -               -           136,526              204,342
Stock compensation expense                                      86,406               -                 -               86,406
Changes in operating assets and liabilities:
  Prepaid expenses and other current assets                   (232,249)        207,818            14,517             (164,081)
  Accounts payable and accrued expenses                        345,002         110,422           707,588            3,018,251
  Contract advances                                           (183,308)        794,346                 -                    -
                                                     ------------------ --------------- ----------------- --------------------

Net cash provided (used) by operating activities           (13,204,157)     (4,418,655)        1,675,934          (22,243,222)

Investing activities:
Purchases of fixed assets                                   (2,385,213)       (840,953)         (694,893)          (5,609,216)
Purchases of marketable securities                        (410,500,904)   (359,397,388)       (7,996,186)        (780,250,988)
Sales or redemptions of marketable securities              423,213,550     326,036,634                  -         751,606,693
Issuance of notes receivable from officer                            -               -          (230,000)            (280,000)
                                                     ------------------ --------------- ----------------- --------------------

Net cash provided (used) by investing activities            10,327,433     (34,201,707)       (8,921,079)         (34,533,511)
                                                     ------------------ --------------- ----------------- --------------------

Financing activities:
Proceeds from lease financing                                  816,740         452,193            17,173            2,391,786
Repayment of capital lease obligations                        (428,068)       (238,323)         (274,143)          (1,593,124)
Issuance of promissory notes                                         -               -           300,000            3,000,000
Issuance of note payable                                     1,120,656               -                 -            1,120,656
Issuance of bridge notes                                             -               -           600,000              600,000
Sale of Series B redeemable convertible preferred
stock                                                                -               -                 -            3,941,236
Sale of Series D redeemable convertible preferred
stock                                                                -               -         4,468,963            4,468,963
Sale of Series E redeemable  convertible  preferred
stock                                                                -               -         4,882,372            4,882,372
Sale of Series A convertible preferred stock                         -               -                 -            1,037,664
Repurchase of stock from officer                                     -               -          (270,000)            (270,000)
Proceeds from Employee Stock Purchase Plan                     152,175               -                 -              152,175
Proceeds from sale of common stock, net                              -      37,124,118            38,986           37,124,118
Proceeds from stock options and warrants                       129,018          70,139                 -              290,341
                                                     ------------------ --------------- ----------------- --------------------

Net cash provided by financing activities                    1,790,521      37,408,127         9,763,351           57,146,187
                                                     ------------------ --------------- ----------------- --------------------

Net increase (decrease) in cash and cash equivalents        (1,086,203)     (1,212,235)        2,518,206              369,454
Cash and cash equivalents at beginning of period             1,455,657       2,667,892           149,686                    -
                                                     ------------------ --------------- ----------------- --------------------

Cash and cash equivalents at end of period                  $  369,454      $1,455,657       $ 2,667,892           $  369,454
                                                     ================== =============== ================= ====================

Supplemental disclosure of noncash investing and financing
activities:
Issuance of stock option loan for exercise of
stock options                                               $  123,120               -                 -           $  123,120
                                                     ================== =============== ================= ====================

Supplemental cash flow information:
Cash paid for interest                                       $  61,131       $  37,984         $  96,455           $  392,659
                                                     ================== =============== ================= ====================

See accompanying notes.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998

1.  Business

EPIX Medical, Inc. ("EPIX" or the "Company") was formed on November 29, 1988 as a Delaware corporation and commenced operations in 1992. The Company is developing targeted contrast agents both to improve the capability and expand the use of magnetic resonance imaging ("MRI") as a tool for diagnosing human disease. The Company's principal product under development, AngioMARK (MS-325), is an injectable vascular contrast agent designed for multiple vascular imaging indications, including peripheral vascular disease ("PVD") and coronary artery disease ("CAD").

The Company is a development-stage enterprise, as defined in Statement of Financial Accounting Standards No. 7, and has, since inception, been engaged in the research and development of its product candidates as well as seeking regulatory clearances and patent protection and raising capital to fund operations.


Significant Revenues

For the year ended December 31, 1998, one source represented 80% of revenues and one source represented 20% of revenues. For the year ended December 31, 1997, one source represented 73% of revenues and one source represented 27% of revenues. For the year ended December 31, 1996, one source represented 70% of revenues and another source represented 30% of revenues.

2.  Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents consist of money market accounts and short-term investments.

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

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  Significant Accounting Policies (continued)

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes based on when and how they are expected to affect the tax return. A valuation allowance is provided to the extent that there is uncertainty as to the Company's ability to generate taxable income in the future to realize the benefit from its net deferred tax asset.

Fair Value of Financial Instruments

At December 31, 1998 and 1997, the Company's financial instruments consist of cash and cash equivalents, available-for-sale marketable securities, notes receivable from an officer, accounts payable and accrued expenses and a note payable.

The fair value of cash and cash equivalents and accounts payable and accrued expenses approximate cost due to their short-term maturities. The fair value of the available-for-sale marketable securities, note receivable and note payable are discussed in Notes 3, 14, and 6, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of available-for-sale marketable securities. The Company restricts investments of available-for-sale marketable securities to the Federal Government and financial institutions with investment grade credit ratings.

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

Technology, License and Patent Costs

Costs associated with technology, licenses and patents are expensed as incurred.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has provided the required disclosures as put forth in SFAS 123. Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  Significant Accounting Policies (continued)

Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with the provisions of SFAS No. 128, "Earnings per Share." Net income per share is based upon the weighted-average number of common shares outstanding and excludes the effect of dilutive potential common stock issuable upon exercise of stock options. Net income per share, assuming dilution, includes the effect of dilutive potential common stock issuable upon exercise of stock options using the treasury stock method.

Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements for periods beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income which are excluded from net income include cumulative translations adjustments resulting from consolidation of foreign subsidiaries' financial statements and unrealized gains and losses on available-for-sale securities. Reclassifications of financial statements for earlier periods for comparative purposes is required. The Company adopted SFAS 130 in 1998 and reported unrealized gains on available-for-sale marketable securities in other comprehensive income amounting to $87,453.

Recent Accounting Pronouncements

During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective beginning in 2000. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentations.

3.  Available-for-sale Marketable Securities

Available-for-sale Marketable Securities' cost and fair value consist of the following:

                                            Fair Value                        Cost
                                            ----------                        ----
                                            December 31,                   December 31,
                                        1998            1997            1998           1997
                                   --------------- --------------- --------------- --------------
Federal agency obligations            $12,011,729     $28,840,543     $11,985,231    $28,840,543
U.S. Treasury obligations               2,045,322       1,526,335       2,030,630      1,526,335
Bank obligations                        6,082,364      10,990,063       6,081,140     10,990,063
Corporate Obligations                   8,592,332               -       8,547,294              -
                                   --------------- --------------- --------------- --------------

                                      $28,731,747     $41,356,941     $28,644,295    $41,356,941
                                   =============== =============== =============== ==============

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. Available-for-sale Marketable Securities (continued)

Maturities of marketable securities classified as available-for-sale at December 31, 1998 and 1997 by contractual maturity are shown below:

                                                                December 31,
                                                             1998           1997
                                                        --------------- --------------
  Marketable securities available-for-sale:
  Due within one year                                      $19,424,490    $38,815,803
  Due after one year through three years                     9,307,257      2,541,138
                                                        --------------- --------------

                                                           $28,731,747    $41,356,941
                                                        =============== ==============

4.  Property and Equipment

Property and equipment consist of the following:

                                                                December 31,
                                                             1998           1997
                                                        --------------- -------------
  Laboratory equipment                                      $2,766,857    $1,989,251
  Leasehold improvements                                     2,094,027       730,010
  Furniture, fixtures and other equipment                      871,783       628,191
                                                        --------------- -------------
                                                             5,732,667     3,347,452
  Less accumulated depreciation and amortization            (2,871,390)   (2,093,171)
                                                        --------------- -------------

                                                            $2,861,277    $1,254,281
                                                        =============== =============

5.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

                                            December 31,
                                        1998            1997
                                   -------------- ---------------
  Accounts payable                   $  779,678      $  750,897
  Accrued development expenses          827,733       1,006,469
  Accrued legal expense                 158,603          38,076
  Accrued compensation                  602,402         383,149
  Other accrued expenses                312,721         157,544
                                  -------------- ---------------

                                     $2,681,137      $2,336,135
                                  ============== ===============

6.       Note Payable

In December 1998, the Company borrowed $1,120,656 in the form of a 34-month note payable that bears annual interest at 13.17% and is due in 2001. The proceeds from this note payable were used to finance certain leasehold improvements at both of the Company's facilities. The fair value of the note payable approximates cost as the interest rate as of December 31, 1998 approximates market.

Maturities for the three years succeeding December 31, 1998 are $349,009 in 1999, $397,865 in 2000 and $373,782 in 2001.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  Leases

The Company has entered into a number of capital leases for equipment, including sale and leaseback transactions involving certain equipment. Assets under capital leases, the majority of which are laboratory equipment, totaled $2,651,715 and $1,834,543 at December 31, 1998 and 1997, respectively. During the years ended December 31, 1998, 1997, and 1996, the Company incurred amortization expenses relating to assets under capital leases of $433,548, $261,010, and $332,180, respectively, and $1,687,995 for the period from inception (November 29, 1988) to December 31, 1998. Accumulated amortization relating to assets under capital leases was $1,687,995 and $1,254,448 at December 31, 1998 and 1997, respectively.

In addition, the Company leases office space under operating lease arrangements. The lease for one of two principal facilities expires in December 2002. The lease for the other principal facility expires in 1999, but may be extended for up to three years.

Future minimum commitments under leases with non-cancelable terms of one or more years are as follows at December 31, 1998:

                                           Capital       Operating
                                           Leases         Leases
                                           ----------- --------------
  1999                                     $  449,784     $  597,212
  2000                                        387,133        614,262
  2001                                        230,649        631,312
  2002                                         32,280        648,362
  2003                                              -              -
                                           ----------- --------------
  Total minimum lease payments              1,099,846     $2,491,148
                                                       ==============
  Less amounts representing interest         (112,463)
                                           -----------
  Present value minimum lease payments        987,383
  Less amounts due within one year           (384,976)
                                           -----------
                                           $  602,407
                                           ===========

Rent expense amounted to approximately $546,866, $266,644, and $174,666 for 1998, 1997 and 1996, respectively, and $1,300,510 for the period from inception (November 29, 1988) to December 31, 1998.

8.  Capital Stock

During 1997, the Company completed an initial public offering of 2,300,000 shares of its Common Stock at a price of $7.00 per share and a follow-on public offering of 2,467,500 shares of Common Stock at a price of $10.00 per share. The net proceeds, after underwriter discounts and offering expenses, aggregated approximately $37.1 million, which the Company is using for research and development and funding of clinical trials in support of regulatory approvals and for general corporate purposes.

In February 1997, the Company completed its initial public offering and all of the Preferred Stock issued and outstanding as of that date converted into 4,750,278 shares of Common Stock. Each share of Series A Preferred Stock converted into 3.4 shares of Common Stock. All other shares of Preferred Stock converted into .67 shares of Common Stock. The former holders of the Preferred Stock had certain voting and redemption rights and liquidation preferences which were relinquished upon the conversion of the Preferred Stock into Common Stock. Immediately following conversion, all currently outstanding shares of Preferred Stock were canceled, retired and eliminated from the Company's authorized shares of capital stock and the number of authorized shares of Preferred Stock was decreased to 1,000,000 shares.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8. Capital Stock (continued)

In January 1996, the Company issued convertible promissory notes for an aggregate amount of $3,015,862 ("Convertible Notes") in exchange for $300,000 of cash and cancellation of previously issued 10% Promissory Notes ("Promissory Notes") and accrued interest thereon. The Convertible Notes were issued at an annual interest rate of 10% and became due upon demand on or after February 15, 1996. In February 1996, the Company issued additional convertible promissory notes for an aggregate amount of $600,000 ("Bridge Notes") which became due upon demand, with interest at a rate of 10% per year. In May 1996, the Convertible Notes and accrued interest thereon were converted at a conversion price of $2.25 into 1,432,318 shares of the Company's Series C Preferred Stock. In May 1996, the Company issued 1,700,002 shares of Series D Preferred Stock, priced at $3.00 per share, in exchange for cash and cancellation of the Bridge Notes and accrued interest thereon. A sale of Series E Preferred Stock was completed in two separate closings, one in May 1996 and the other in August 1996, for a total of 868,329 shares at a price of $5.76 per share. In March 1994, 2,643,736 shares of Series B Preferred Stock were sold at a price of $11.51 and in March 1992, 93,691 shares of Series A Convertible Preferred Stock were issued at a price of $11.21.

9.  Warrants

In connection with a master lease agreement, the Company issued warrants to purchase shares of Series A, Series B and Series C Preferred Stock. In October 1997, the holders of the Series A, B and C Warrants (the Warrants) elected to surrender the Warrants and receive Common Stock equivalent to the difference between the deemed fair market value of the Common Stock (ranging from $11.81-$12.15/share) and the exercise price of the Warrants (ranging from $2.27 to $6.81/share) multiplied by the outstanding Warrants (53,031). The resulting difference converted into 36,641 shares of Common Stock which were issued in exchange for the Warrants.

In connection with the issuance of Bridge Notes and the sale of Series D preferred stock (see Note 8), the Company issued warrants to purchase 40,000 shares of Series D preferred stock. Effective with the initial public offering and the conversion of Series D preferred stock into Common Stock, the holders of the warrants are entitled to convert the warrants to an aggregate of 26,665 shares of common stock at a cost equal to $4.50 per common share. These warrants were still outstanding as of December 31, 1998.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

10.  Equity Plans

Equity Incentive Plan

On July 1, 1992, the Company adopted the 1992 Equity Incentive Plan, which provides stock awards to purchase shares of Common Stock to be granted to employees and consultants under incentive and non-statutory stock option agreements. In May 1998, June 1997 and December 1996, the Company amended the 1992 Equity Incentive Plan (as amended, "the Equity Plan") to, among other things, increase the number of shares reserved for issuance pursuant to grants. The Equity Plan provides for the grant of stock options (incentive and non-statutory), stock appreciation rights, performance shares, restricted stock or stock units for the purchase of an aggregate of 2,349,901 shares of Common Stock, subject to adjustment for stock-splits and similar capital changes. Awards under the Equity Plan can be granted to officers, employees and other individuals as determined by the committee of the Board of Directors, which administers the Equity Plan. The Compensation Committee selects the participants and establishes the terms and conditions of each option or other equity right granted under the Equity Plan, including the exercise price, the number of shares subject to options or other equity rights and the time at which such options become exercisable. Stock option information relating to the Equity Incentive Plan is as follows:

                                                                                                           Exercisable
                                                                                                    ---------------------------
                                                     Option Price      Weighted                                    Weighted
                                        Options       Range Per        Average        Available     Number of      Average
                                      Outstanding       Share       Exercise Price    for Grant      Options    Exercise Price
                                      ------------- --------------- --------------- --------------- ----------- ---------------
  March 31, 1993                           107,976           $0.42      $0.42          725,259           6,975      $0.42
  Granted                                  142,648           $0.42      $0.42
                                      ------------- --------------- ---------------
  March 31, 1994                           250,624           $0.42      $0.42          582,611          34,592      $0.42
  Granted                                  359,131           $0.45      $0.43
  Exercised                               (66,866)           $0.42      $0.42
  Canceled                                 (1,400)           $0.42      $0.42
                                      ------------- --------------- ---------------
  March 31, 1995                           541,489     $0.42-$0.45      $0.43          224,880         143,207      $0.43
  Granted                                  133,994     $0.45-$0.83      $0.55
  Exercised                               (38,399)     $0.42-$0.45      $0.45
  Canceled                                (40,933)     $0.42-$0.45      $0.45
                                      ------------- --------------- ---------------
  December 31, 1995                        596,151     $0.42-$0.83      $0.47          131,820         200,631      $0.44
  Granted                                  753,896     $0.83-$8.50      $3.59
  Exercised                               (67,309)     $0.42-$0.83      $0.58
  Canceled                                 (4,934)     $0.42-$0.45      $0.45
                                      ------------- --------------- ---------------
  December 31, 1996                      1,277,804     $0.42-$8.50      $2.30          149,524         392,933      $1.21
  Granted                                  517,974    $6.50-$13.50      $8.70
  Exercised                               (99,394)     $0.42-$6.63      $0.67
  Canceled                                (29,670)     $0.45-$8.50      $5.72
                                       ------------- --------------- ---------------
  December 31, 1997                      1,666,714    $0.42-$13.50      $4.33          161,219         562,704      $2.04
  Granted                                  328,344    $5.38-$13.88      $9.68
  Exercised                              (221,793)     $0.42-$8.75      $1.14
  Canceled                                (35,673)    $0.45-$13.88      $9.87
                                      ------------- --------------- ---------------
  December 31, 1998                      1,737,592    $0.42-$13.88      $5.64          118,548         559,631      $3.04
                                      =============

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

10.  Equity Plans (continued)

1996 Directors Stock Option Plan

In December 1996, the Board of Directors and stockholders of the Company adopted the Company's 1996 Director Stock Option Plan (the "Director Plan"). In May 1998, the Company amended the Director Plan to increase the number of shares for issuance pursuant to grants and to increase the number of shares granted upon election or reelection. All of the directors who are not employees of the Company (the "Eligible Directors") are currently eligible to participate in the Director Plan. At December 31, 1998 there are 100,000 shares of Common Stock reserved for issuance under the Director Plan. Upon the election or reelection of an Eligible Director, such director is automatically granted an option to purchase 15,000 shares of Common Stock (the "Option"). Each Option becomes exercisable with respect to 5,000 shares on each anniversary date of grant for a period of three years, provided that the option holder is still a director of the Company at the opening of business on such date. The Options have a term of ten years. The exercise price for the Options is equal to fair value at the date of grant. The exercise price may be paid in cash or shares of Common Stock or combination of both. Stock option information relating to the Director Plan is as follows:

                                                                                                           Exercisable
                                                                                                    ---------------------------
                                                     Option Price      Weighted                                    Weighted
                                        Options       Range Per        Average        Available     Number of      Average
                                      Outstanding       Share       Exercise Price    for Grant      Options    Exercise Price
                                      ------------- --------------- --------------- --------------- ----------- ---------------
  December 31, 1997                          6,666      $8.50           $ 8.50          60,000          -             -
  Granted                                   38,334  $11.00-$13.25       $12.37
  Exercised                                      -        -               -
  Canceled                                       -        -               -
                                      ------------- --------------- ---------------

  December 31, 1998                         45,000   $8.50-$13.25       $11.80          55,000        15,000        $12.83
                                      =============                                  ============    ========

Combined Option Plan

The following table summarizes information about options outstanding at December 31, 1998:

                                  Options Outstanding                                              Exercisable
--------------------------------------------------------------------------------------- ----------------------------------
                                                                                            Options
                                   Options        Weighted Average                      Exercisable at       Weighted
   Range of Exercise Prices    Outstanding at        Remaining       Weighted Average    December 31,        Average
                              December 31, 1998   Contractual Life    Exercise Price         1998         Exercise Price
  --------------------------- ------------------ ------------------- ------------------ ---------------- -----------------
         $0.42-$0.83               441,863              6.13               $0.60            284,197           $0.58
         $2.25-$4.50               359,243              7.43               $4.34            191,371           $4.44
         $5.25-$8.50               297,360              8.42               $5.83             35,007           $6.50
         $8.75-$8.75               364,805              8.62               $8.75             24,819           $8.75
         $8.88-$13.88              319,321              9.17              $11.20             39,237          $11.17
                              ------------------ ------------------- ------------------ ---------------- -----------------

         $0.42-$13.88             1,782,592             7.83               $5.79            574,631           $3.30
                              ==================                                        ================

1996 Employee Stock Purchase Plan

In December 1996, the Company adopted the Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") under which employees may purchase shares of Common Stock at a discount from fair market value at specified dates. There are 66,666 shares of Common Stock reserved for issuance under the Purchase Plan. Employees purchased 18,344 in 1998 for $152,175. At December 31, 1998, 48,322 common shares remained available for issuance under the Purchase Plan. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the code. Rights to purchase Common Stock under the Purchase Plan are granted at the discretion of the Compensation Committee, which determines the frequency and duration of individual offerings under the Purchase Plan and the dates when stock may be purchased. Eligible employees participate voluntarily and may withdraw from any offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of Common Stock in an offering is 85% of the lesser of its fair market value at the beginning of the offering period or on the applicable exercise date and are paid through payroll deductions. The Purchase Plan terminates in December 2006.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

10.  Equity Plans (continued)

FAS 123 Pro Forma Information

The pro forma information required by FAS 123 is presented below and has been determined as if the Company accounted for its stock based awards under the fair value method of the Statements. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option-pricing model. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted average assumptions:

                                                                       Options
                                         -------------------------------------------------------------------             ESPP
                                                             Year Ended                         Nine Months      ------------------
                                         ----------------------------------------------------      Ended              Year Ended
                                        December 31,      December 31,     December 31,         December 31,        December 31,
                                           1998              1997              1996                1995                  1998
                                        ------------      ------------     ------------         ------------        -------------
Weighted-average life (Years)                  4.75             3.75              5.53             4.92                  0.50
Weighted-average contractual life (Years)      7.83             8.27              8.59             8.53                     -
Expected stock price volatility                0.74             0.60              0.60             0.60                  0.74
Risk-free interest rate                        6.00%            6.00%             6.34%            5.85%                 6.00%

The following is a summary of weighted average grant date values generated by the application of the Black-Scholes model:

                                                          Weighted Average Grant Date Value
                                         ---------------------------------------------------------------------
                                                             Year Ended                         Nine Months
                                         ----------------------------------------------------      Ended
                                          December 31,      December 31,     December 31,      December 31,
                                               1998             1997              1996             1995
                                          ------------      ------------     ------------      ------------
Stock option plans                            $5.73             $3.83            $2.16             $0.31
ESPP                                          $4.06                 -                -                 -

As required under FAS 123, the reported net income (loss) and diluted earnings per share have been presented to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as expense. For purposes of this disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                                             Year Ended                         Nine Months
                                         ----------------------------------------------------      Ended
                                          December 31,      December 31,     December 31,      December 31,
                                               1998             1997              1996             1995
                                          ------------      ------------     ------------      ------------
Pro forma net income (loss)               $(15,160,591)     $(6,684,788)        $48,866        $(4,896,608)
Pro forma diluted earnings per share      $      (1.34)     $     (0.80)        $  0.01        $     (3.27)

The effects on pro forma disclosures of applying FAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because FAS 123 is applicable only to options granted subsequent to April 1, 1995, the pro forma effect will not be fully reflected until 2000.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

11. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                           Year Ended
                                                         December 31,      December 31,     December 31,
                                                             1998              1997             1996
                                                       ----------------- ----------------- ----------------
Numerator:
Net income (loss)                                         $(13,998,229)      $(6,112,093)         $268,062
                                                       ----------------- ----------------- ----------------
Accretion on redeemable convertible preferred stock                                               (86,790)
                                                       ----------------- ----------------- ----------------

Numerator for basic earnings (loss) per
share--income available to common stockholders            $(13,998,229)      $(6,112,093)         $181,272

Effect of dilutive securities:
Accretion on redeemable convertible preferred stock                   -                 -           86,790
                                                       ----------------- ----------------- ----------------

Numerator for diluted earnings (loss) per share--income
available to common stockholders after assumed
conversions                                               $(13,998,229)      $(6,112,093)         $268,062
                                                       ================= ================= ================

Denominator:
Weighted average shares
                                                             11,354,200         8,333,294        1,561,045
Effect of dilutive securities:
Employee stock options                                                -                 -        1,364,826
Warrants                                                              -                 -           56,317
Convertible preferred stock                                           -                 -        4,750,289
                                                       ----------------- ----------------- ----------------

Dilutive potential common shares                                      -                 -        6,171,432
                                                       ----------------- ----------------- ----------------

Denominator for diluted earnings (loss) per
share--adjusted weighted average shares and assumed
conversions                                                  11,354,200         8,333,294        7,732,477
                                                       ================= ================= ================

Basic earnings (loss) per share                                 $(1.23)           $(0.73)            $0.12
Diluted earnings (loss) per share                               $(1.23)           $(0.73)            $0.03

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

12.  Income Taxes

The Company has reported losses since inception and, due to the degree of uncertainty related to the ultimate use of the loss carryforwards, fully reserved this tax benefit. The Company has the following total deferred tax assets as of December 31, 1998 and 1997:

                                                       December 31,
                                                 --------------------------
                                                    1998          1997
                                                    ----          ----
  Deferred tax assets:
  Net operating loss carryforwards               $ 10,519,000  $ 4,827,000
  Research and development tax credits                725,000      543,000
  Book over tax depreciation and amortization         750,000      538,000
  Other                                               148,000      247,000
                                                 ------------- ------------

  Total deferred tax assets                        12,142,000    6,155,000
  Valuation allowances                            (12,142,000)  (6,155,000)
                                                 ------------- ------------

  Deferred income taxes, net                     $          0  $         0
                                                 ============= ============

As of December 31, 1998, the Company has net operating loss carryforwards for income tax purposes of approximately $26.0 million, which expire through the year 2018 and 2003, for Federal and State, respectively. The valuation allowance increased by $5,987,000 during the twelve months ended December 31, 1998, due primarily to the additional allowance for the net operating losses incurred. The tax net operating loss carryforwards differ from the accumulated deficit principally due to temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes.

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

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

13.  Defined Contribution Plan

The Company offers a defined contribution 401(k) plan which covers substantially all employees. The plan permits participants to make contributions from 1% to 15% of their compensation.

14.  Related-Party Transactions

During 1995 and 1996 the Company received promissory notes from one employee who is also an executive officer and director. These transactions are summarized below:

                                                                     Shares of Company Common
                                                       Interest        Stock Provided as
           Date of Note         Term        Amount        Rate            Collateral
---------------------------- ------------ ------------ ----------- -----------------------------
June 26, 1995                 10 years        $50,000      7.31%                14,814
April 5, 1996                 10 years         50,000      6.51                 14,814
May 31, 1996                  10 years        180,000      6.83                 44,444

The notes are subject to certain acceleration clauses. In May 1996, the Company also repurchased from the same officer of the Company, 66,666 shares of Common Stock at a price per share of $4.05.

During 1998, the Company received a promissory note from an employee pursuant to an employee stock option financing program available to all employees. The proceeds from this loan were used to exercise certain stock options by the employee. The difference between the exercise price and the fair market value of the stock was recorded as stock compensation expense during 1998. The loan amount plus accrued interest was recorded as a loan to stock option holder in the financial statements. This transaction is summarized below:

                                                                                   Shares of Company Common
                                                                Interest             Stock Provided as
           Date of Note                  Term        Amount        Rate                  Collateral
------------------------------------ ------------- ------------ ----------- ---------------------------------
April 2, 1998                         21 months       $118,068       5.70%               17,402

The note is subject to certain acceleration clauses.

The cost of both notes receivable approximates fair market value.

15.  Significant Agreements

In October 1998, the Company and NeoGenesis Pharmaceuticals, Inc. ("NeoGenesis") announced the initiation of a collaboration for the discovery of novel compounds for use in diagnostic imaging. Under the terms of this agreement, the Company received access to NeoGenesis' proprietary combinatorial chemistry libraries. By rapidly screening these libraries with NeoGenesis' mass-coded drug discovery platform, the Company hopes to identify potential candidates for its drug discovery programs.

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

15.  Significant Agreements (continued)

In January 1998, the Company and General Electric Medical Systems announced the formation of a collaboration to accelerate the development of cardiovascular MRI. In particular, the collaboration focuses on reducing the effects of cardiac motion on MR images, providing user-friendly computer tools as a means of visualizing arteries and veins in 3-dimensional space, and optimizing MRI sequences for intravascular MRI contrast agents, including AngioMARK. Under the terms of this non-exclusive agreement, research is performed at several centers, including the Company's facilities, General Electric Medical System's corporate research facility in Schenectady, NY; General Electric Medical Research in Milwaukee, WI; the National Institute of Health, and several academic centers.

In June 1997, the Company and Dyax Corp. ("Dyax") formed a strategic alliance to develop novel contrast imaging agents for the diagnosis of severe blood clots in the lungs and legs. The companies will jointly seek to identify and develop compounds that specifically target PE and DVT for use as in vivo MRI and nuclear medicine imaging agents for the diagnosis of these disorders. The Company will partially fund the program and provide expertise in MRI contrast technology for development of MRI-specific imaging agents. Dyax will assume primary responsibilities for developing agents for use in nuclear medicine. Dyax will receive royalties on sales of MRI products, and the Company will receive royalties on sales of nuclear medicine products resulting from this collaboration.

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

In August 1996, the Company entered into a strategic collaboration agreement with Mallinckrodt Inc. ("Mallinckrodt"), a U.S. pharmaceutical company, involving research, development and marketing of AngioMARK and future MRI vascular contrast agents developed or in-licensed by either party. Under the terms of the agreement, each party is obligated to fund a portion of the development cost of AngioMARK up to a specified maximum amount. Mallinckrodt will have the right to manufacture AngioMARK and to market the product worldwide except Japan. During 1996, the Company received a $6.0 million license fee payment upon execution of the agreement and in 1997 received a $2.0 million milestone payment. Under the agreement, the Company will share in future operating profits from the sale of products covered under the agreement. In September 1998, Mallinckrodt exercised its option to expand the original EPIX-Mallinckrodt collaboration. The new agreement provides the Company and Mallinckrodt with the opportunity to broaden the scope of their clinical program for AngioMARK and commits additional resources for the research and development of novel MR imaging technologies.

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

                               EPIX MEDICAL, INC.
                      (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

15.  Significant Agreements (continued)

In March 1992, the Company entered into a $3.5 million development and license agreement with a Japanese manufacturer and distributor ("Japanese Manufacturer and Distributor") of medical products. Under the terms of the agreement, the Company received funding for research and development through the sale of Preferred Stock and license rights to the Company's liver MRI contrast agent product candidate. In March of 1992, the Japanese Manufacturer and Distributor purchased an equity interest in the Company in accordance with the agreement by acquiring 26,768 shares of Series A Preferred Stock for $11.21 per share. As of December 31, 1998, the Company had received an aggregate of $2.7 million in revenues (net of withholding tax) under this agreement.

Also in March 1992, the Company entered into an Agency Agreement with Sumitomo Corp. ("Sumitomo") to assist the Company in entering into collaboration and licensing arrangements with other companies in Japan for the development, manufacture, distribution and sale of the Company's future products. At that time, Sumitomo purchased 66,923 shares of the Company's Series A Preferred Stock, $.01 par value, for $11.21 per share. In October 1995, Sumitomo assigned the Agency Agreement and its shares to Summit Pharmaceutical International Corporation ("Agent"). Under the terms of the amended Agency Agreement, which expired in March 1997, the Company is required to pay the Agent certain commissions and fees, based on a stipulated percentage of amounts received by the Company as license fees, milestone payments or capital investments under arrangements made pursuant to the Agency Agreement.

The Company has a license agreement with Massachusetts General Hospital ("MGH") for the exclusive license of a number of patents and patent applications on which the Company's research and development efforts are significantly based. In exchange, the Company will remit royalties based on a specified percentage of revenues. Under this agreement, the Company is required to pay for all patent application costs related to the licensed technology. On July 10, 1995, the Company issued and sold to the MGH 83,723 shares of the Company's Common Stock for $1,256 as consideration for certain modifications to the license. The Company expensed the difference between proceeds received and fair value of the common stock at the time of issuance, approximately $68,000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                EPIX MEDICAL, INC.

Date: March 30, 1999            By: /s/ Michael D. Webb
                                    -------------------
                                    Michael D. Webb
                                    President and Chief Executive Officer

We the undersigned officer and directors of EPIX Medical, Inc., hereby severally constitute Michael D. Webb, Stephen C. Knight, M.D., and William T. Whelan, and each of them singly, our true and lawful attorneys, with full power to them and each of them to sign for use, in our names and in the capacity indicated below, any and all amendments to this annual report on this Form 10-K for the fiscal year ended December 31, 1998, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact may cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                                      Title                                     Date

/s/ Michael D. Webb                            President, Chief Executive Officer        March 30, 1999
-------------------                              and Director (Principal Executive
Michael D. Webb                                  Officer)

/s/ Stephen C. Knight, M.D.                    Chief Financial Officer, Senior Vice       March 30, 1999
---------------------------                      President, Finance and Business
Stephen C. Knight, M.D.                          Development (Principal
                                                 Finance and Accounting Officer)

/s/ Christopher F. O. Gabrieli                 Chairman of the Board and Director        March 30, 1999
-------------------------------
Christopher F. O. Gabrieli

/s/ Stanley T. Crooke, M.D., Ph.D.             Director                                  March 30, 1999
----------------------------------
Stanley T. Crooke, M.D., Ph.D.

/s/ Luke B. Evnin, Ph.D.                       Director                                  March 30, 1999
------------------------
Luke B. Evnin, Ph.D.

/s/ Randall B. Lauffer, Ph.D.                  Director                                  March 30, 1999
-----------------------------
Randall B. Lauffer, Ph.D.

                                  EXHIBIT INDEX

Exhibit   Description
Number

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

10.19+ Development and License Agreement dated March 29, 1996 by and among the Company and Daiichi Radioisotope Laboratories, Ltd. Filed as
          Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.20 Third Amendment Lease From Trustees of the Cambridge East Trust to the Company dated May 1, 1996. Filed as Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.21 Series D Convertible Preferred Stock Purchase Agreement by and among the Company and certain purchasers named therein dated May 29, 1996. Filed as Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.22 Third Amended and Restated Stockholders' Rights Agreement by and among the Company and certain of its stockholders named therein dated May 29, 1996. Filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.23 Form of Warrant to Purchase Shares of Series D Preferred Stock dated May 29, 1996. Filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.24 Amendment No. 1 to Third Amended and Restated Stockholders' Rights Agreement dated May 31, 1996. Filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.25 Series E Convertible Preferred Stock Purchase Agreement dated May 31, 1996 between the Company and Daiichi Radioisotope Laboratories, Ltd. Filed as Exhibit 10.25 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.26+ Strategic Collaboration Agreement between the Company and Mallinckrodt Medical, Inc. and Mallinckrodt Group Inc. dated August 30, 1996. Filed as Exhibit 10.26 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.27 Amendment No. 2 to Third Amended and Restated Stockholders' Rights Agreement dated December 6, 1996. Filed as Exhibit 10.27 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.28# Amended and Restated 1992 Equity Incentive Plan. Filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-30531) and incorporated herein by reference.
10.29# Form of Incentive Stock Option Certificate. Filed as Exhibit 10.29 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.30 Form of Nonstatutory Stock Option Certificate. Filed as Exhibit 10.30 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.31# 1996 Director Stock Option Plan. Filed as Exhibit 10.31 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.32# 1996 Employee Stock Purchase Plan. Filed as Exhibit 10.32 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.33 Form of Consulting and Confidentiality Agreement between the Company and certain consultants of the Company. Filed as Exhibit 10.33 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.34 Form of Invention and Non-Disclosure Agreement between the Company and certain employees of the Company. Filed as Exhibit 10.34 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.35 Form of Non-Competition and Non-Solicitation Agreement between the Company and certain employees of the Company. Filed as Exhibit 10.35 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.36 Form of Common Stock Purchase Agreement. Filed as Exhibit 10.36 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.37     Form of Stock Purchase and Right of First Refusal Agreement. Filed as
          Exhibit 10.37 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.38 Collaboration Agreement effective as of June 20, 1997 between Dyax Corp. and the Company. Filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the period ended September 30, 1997 (File No. 000-21863) and incorporated herein by reference.
10.39 Short Form Lease from Trustees of the Cambridge Trust to the Company with a commencement date of January 1, 1998. Filed as Exhibit 10.39 to the Company's Registration Statement on Form S-1 (File No. 333-38399) and incorporated herein by reference.
10.40 Sublease dated as of October 31, 1997 between the Company and SatCon Technology Corporation. Filed herewith.

10.41 First Amendment to Sublease dated as of July 15, 1998 between the Company and SatCon Technology Corporation. Filed herewith.
10.42++ Amendment No. 1 dated as of September 10, 1998 to the Strategic Collaboration Agreement between the Company and Mallinckrodt Medical, Inc. and Mallinckrodt Group Inc. dated August 30, 1996. Filed herewith.
10.43 Promissory Note dated December 21, 1998 between the Company and Finova Technology Finance, Inc. Filed herewith.
23.1      Consent of Ernst & Young LLP. Filed herewith.
24.1      Power of Attorney. Contained on signature page hereto.
27.1      Financial Data Schedule. Filed herewith.
99.1 Important Factors Regarding Forward-Looking Statements. Filed herewith.

     + Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

     # Identifies a management contract or compensatory plan or agreement in which an executive officer or director of the Company participates.

    ++ Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.