Form 10-Q
period 1999-03-31
EPIX MEDICAL INC
filed 1999-05-13
CIK 1027702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from _________ to___________.


                         Commission File Number 0-21863


                               EPIX MEDICAL, INC.
                               ------------------
             (Exact name of Registrant as Specified in its Charter)



                 DELAWARE                                04-3030815
-----------------------------------------   ------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

             71 ROGERS STREET
         CAMBRIDGE, MASSACHUSETTS                           02142
-----------------------------------------   ------------------------------------
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


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of May 3, 1999, 11,478,447 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                                               EPIX MEDICAL, INC.

                                                     INDEX


                                                                                                                        Page
                                                                                                                       Number
                                                                                                                       ------

PART I.            FINANCIAL INFORMATION
    Item 1.        Condensed Financial Statements (Unaudited)
                   Balance Sheets--March 31, 1999 and December 31, 1998                                                    3
                   Statements of Operations--Three Months Ended March 31, 1999 and 1998                                    4
                   Statements of Cash Flows--Three Months Ended March 31, 1999 and 1998                                    5
                   Notes to Condensed Financial Statements                                                                 6
    Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations                   7

PART II.           OTHER INFORMATION
    Item 6.        Exhibits and Reports on Form 8-K                                                                       10
    Signatures                                                                                                            11

                               EPIX MEDICAL, INC.

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                      MARCH 31,                    DECEMBER 31,
                                                                                         1999                          1998
                                                                                -----------------         ---------------------

Assets:
Current assets:
    Cash and cash equivalents                                                       $  2,765,028              $   369,454
    Available-for-sale marketable securities                                          22,619,774                28,731,747
    Prepaid expenses and other current assets                                            713,537                   517,701
                                                                                -----------------         -----------------
         Total current assets                                                         26,098,339                29,618,902

Property and equipment, net                                                            2,748,490                 2,861,277
Notes receivable from officer                                                            340,955                   335,888
Other assets                                                                              91,122                    87,152
                                                                                -----------------         -----------------
         Total assets                                                               $ 29,278,906              $ 32,903,219
                                                                                -----------------         -----------------
                                                                                -----------------         -----------------
Liabilities and Stockholders' Equity:
Current liabilities:
    Accounts payable and accrued expenses                                           $  2,846,249              $  2,681,137
    Contract advances                                                                    611,038                   611,038
    Current portion of capital lease obligations                                         413,448                   384,976
    Current portion of note payable                                                      360,629                   349,009
                                                                                -----------------         -----------------
         Total current liabilities                                                     4,231,364                 4,026,160

Capital lease obligations, less current portion                                          626,022                   602,407

Note payable, less current portion                                                       677,013                   771,647

Common stock, $.01 par value, 15,000,000 shares authorized; 11,468,447                   114,684                   114,584
     and 11,458,401 shares issued and outstanding at
     March 31, 1999 and December 31, 1998, respectively
Additional paid-in capital                                                            55,844,199                55,839,411
Loan to stock option holder                                                             (124,779)                 (123,119)
Accumulated deficit                                                                  (32,140,001)              (28,415,324)
Comprehensive income:  Unrealized gains on available-for-sale                             50,404                    87,453
  marketable securities
                                                                                -----------------         -----------------
Total stockholders' equity                                                            23,744,507                27,503,005
                                                                                -----------------         -----------------

Total liabilities and stockholders' equity                                          $ 29,278,906              $ 32,903,219
                                                                                -----------------         -----------------
                                                                                -----------------         -----------------


See accompanying notes.

                               EPIX MEDICAL, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                           THREE MONTHS ENDED         THREE MONTHS ENDED
                                                             MARCH 31, 1999             MARCH 31, 1998
                                                         ----------------------       -------------------

Revenues                                                          $ 287,267             $ 423,825

Operating expenses:
    Research and development                                      3,286,491             2,889,824
    General and administrative                                    1,041,955               843,340
                                                             ---------------       ---------------
         Total operating expenses                                 4,328,446             3,733,164
                                                             ---------------       ---------------

Operating loss                                                   (4,041,179)           (3,309,339)

Interest income                                                     370,893               453,131
Interest expense                                                    (54,393)              (12,653)
                                                             ---------------       ---------------

Net loss                                                        $(3,724,679)          $(2,868,861)
                                                             ---------------       ---------------
                                                             ---------------       ---------------
Weighted average shares
     Basic and diluted                                           11,464,242            11,261,757

Loss per common share
     Basic and diluted                                               $(0.32)               $(0.25)



See accompanying notes.

                               EPIX MEDICAL, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED          THREE MONTHS ENDED
                                                                         MARCH 31,                   MARCH 31,
                                                                           1999                        1998
                                                                  ------------------------    ------------------------

Operating activities:
Net loss                                                                      $(3,724,679)                $(2,868,861)
Adjustments  to  reconcile  net loss to cash  used by  operating activities:
         Depreciation and amortization                                            250,774                     155,476
         Loss on sale of fixed assets                                              18,500                           -
    Change in operating assets and liabilities:
         Prepaid expenses, other current assets, notes                           (204,873)                     26,301
           receivable from officer and other assets
         Contract advances                                                              -                      34,569
         Accounts payable and accrued expenses                                    165,112                    (195,290)
                                                                  ------------------------    ------------------------
    Net cash used by operating activities                                      (3,495,166)                 (2,847,805)

Investing activities:
Purchase of fixed assets                                                          (21,224)                   (226,986)
Proceeds from sale of fixed assets                                                 19,500                           -
Purchases of marketable securities                                            (34,167,988)               (221,849,239)
Proceeds from sales or redemptions of marketable securities                    40,242,912                 224,707,346
                                                                  ------------------------    ------------------------
    Net cash provided by investing activities                                   6,073,200                   2,631,121
                                                                  ------------------------    ------------------------

Financing activities:
Repayment of capital lease obligations                                           (102,674)                    (80,634)
Repayment of Note Payable                                                         (83,014)                          -
Proceeds from issuance of stock options and warrants                                3,228                      33,221
                                                                  ------------------------    ------------------------
Net cash used by financing activities                                            (182,460)                    (47,413)
                                                                  ------------------------    ------------------------
Increase (decrease) in cash and cash equivalents                                2,395,574                    (264,097)

Cash and cash equivalents at beginning of period                                  369,454                   1,455,657
                                                                  ------------------------    ------------------------

Cash and cash equivalents at end of period                                    $ 2,765,028                 $ 1,191,560
                                                                  ------------------------    ------------------------
                                                                  ------------------------    ------------------------

Supplemental disclosure of noncash investing and financing
  activities:
Fixed assets acquired through lease financing                                    $154,760                    $258,387
                                                                  ------------------------    ------------------------
                                                                  ------------------------    ------------------------
Supplemental cash flow information:
Cash paid for interest                                                            $54,393                     $12,653
                                                                  ------------------------    ------------------------
                                                                  ------------------------    ------------------------


See accompanying notes.

                               EPIX MEDICAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

    The unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (the "Commission"). Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of the interim period ended March 31, 1999 are not necessarily indicative of the results expected for the full fiscal year.

    The condensed financial statements and related disclosures have been prepared with the assumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. TRANSITION FROM A DEVELOPMENT STAGE ENTERPRISE TO AN ESTABLISHED OPERATING ENTERPRISE

    During March 1999, the Company met with the Food and Drug Administration ("FDA") to discuss the proposed protocol application to initiate a Phase III clinical trial for peripheral vascular disease ("PVD"). As a result of this meeting, the Company now intends to begin this trial in mid-1999.

    The Company considers this event as an important milestone and believes that the progression from Phase II to Phase III for PVD during 1999 warrants the transition from a development stage enterprise, as defined by Financial Standards No. 7, "Accounting and Reporting by Development Stage Enterprises" ("SFAS 7") issued by the Financial Accounting Standard Board ("FASB"), to an established operating enterprise. Consequently, cumulative amounts and other additional disclosures required by SFAS 7 have not been provided.

3. COMPREHENSIVE INCOME

    Financial Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. Total comprehensive income (loss) for the quarter ended March 31, 1999 amounted to ($37,049) compared to ($13,044) in the same period in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since commencing operations in 1992, the Company has been engaged principally in the research and development of its product candidates as well as seeking various regulatory clearances and patent protection. The Company has had no revenues from product sales and has incurred losses from inception through March 31, 1999, in the aggregate of approximately $32.1 million. The Company has received revenues in connection with various licensing and collaboration agreements. In August 1996, the Company entered into a strategic alliance with Mallinckrodt Inc. ("Mallinckrodt") pursuant to which it received $6.0 million in up-front license fees. The agreement provided for an additional $2.0 million milestone payment, which was received in July 1997. In March 1996, the Company entered into a strategic alliance with Daiichi Radioisotope Laboratories, Ltd. ("Daiichi"). Under this agreement, the Company received $3.0 million in license fees and $5.0 million from the sale of shares of the Company's preferred stock, and was entitled to receive up to $3.3 million in future payments based upon the Company's achievement of certain product development milestones. The Company received $900,000 of such milestone payments in July 1997.

The Company expects continued operating losses for the next several years as it incurs expenses to support research and development and to obtain regulatory approvals.

The Company's initial product candidate, AngioMARK (MS-325), is currently the Company's only product candidate undergoing human clinical trials. The Company filed an investigational new drug ("IND") application for AngioMARK in July 1996. The Company initiated a Phase I clinical trial in 1996 and a Phase I dose escalation study in 1997, both of which have been completed. The Company completed a Phase II clinical trial in June 1998 to test the safety and preliminary efficacy of AngioMARK-enhanced magnetic resonance angiography ("MRA") for the evaluation of PVD and is currently conducting a Phase II feasibility trial to test the safety and feasibility of AngioMARK-enhanced MRA for the evaluation of coronary artery disease ("CAD"). In December 1998, the Company filed a proposed protocol application with the FDA to initiate a Phase III clinical trial of PVD. During March 1999, the Company met with the FDA to discuss the proposed protocol application to initiate a Phase III clinical trial for PVD. As a result of this meeting, the Company now intends to initiate a Phase III clinical trial for PVD in mid-1999. In addition, in January 1998, the Company initiated a Phase II clinical trial to test the safety and feasibility of AngioMARK for detecting breast cancer.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998

REVENUES. First quarter revenues were approximately $287,000 and $424,000 in 1999 and 1998, respectively, and in both periods included revenues derived from product development contracts.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended March 31, 1999 were $3.3 million as compared to $2.9 million for the three months ended March 31, 1998. The increased research and development expenses were primarily due to increased costs for personnel and additional resources to support the Company's research in the area of thrombus imaging and the enhancement of its core technology.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 1999 were $1.0 million as compared to $843,000 for the corresponding period of 1998. The increase was primarily due to higher legal costs associated with ongoing patent activities.

INTEREST INCOME AND EXPENSE. Other income, consisting mainly of interest income, decreased approximately $124,000 in 1999 as compared to 1998 mainly due to lower average levels of invested cash during the first quarter of 1999. Cash, cash equivalents and marketable securities at March 31, 1999 totaled $25.4 million.

 LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations from inception through March 31, 1999 primarily with $14.3 million in net proceeds from the Company's initial public offering completed in February 1997, $22.9 million from a follow-on public offering of common stock in November 1997, $18.4 million from private sales of equity securities, $18.0 million received from third parties in connection with collaboration and license arrangements, $2.6 million of equipment lease financing and $4.2 million in interest income.

The Company's principal source of liquidity consists of cash, cash equivalents and marketable securities, which totaled $25.4 million at March 31, 1999, as compared to $29.1 million at December 31, 1998.

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

During the quarter ended March 31, 1999, the Company used approximately $3.5 million of cash for operating activities. The Company expects that its cash needs for operations will increase significantly in future periods due to planned clinical trials and other expenses associated with the development of AngioMARK and new research and development programs.

The Company estimates that existing cash, cash equivalents and marketable securities, will be sufficient to fund its operations through the first quarter of 2000. The Company believes that it will need to raise additional funds for research, development and other expenses, through equity or debt financings, strategic alliances or otherwise, prior to commercialization of any of its product candidates. The Company cannot guarantee that additional financing will be available on terms acceptable to the Company, or at all. The Company's future liquidity and capital requirements will depend on numerous factors, including the following: the progress and scope of clinical trials; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both United States and foreign governmental approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the extent to which the Company's products gain market acceptance; the timing and costs of product introductions; the extent of the Company's ongoing research and development programs; the costs of training physicians to become proficient with the use of the Company's products; and, if necessary, once regulatory approvals are received, the costs of developing marketing and distribution capabilities.

Because of anticipated spending to support development of AngioMARK and new research programs, the Company does not expect positive cash flow from operating activities for any future quarterly or annual period prior to commercialization of AngioMARK. The Company anticipates continued investments in fixed assets, including equipment and facilities expansion to support new and continuing research and development programs. In July 1997, the Company reached an agreement that will enable it to lease its current principal scientific facilities through December 31, 2002. In April 1999, the Company secured an additional option to extend the term of the lease for an additional three or five year period. The Company also has a short-term lease for nearby office space, which expires in December 1999 but can be extended by the Company for up to three years.

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

THE COMPANY'S STATE OF READINESS AND RISK

The Company conducted both internal and external reviews to address the Year 2000 issue. Internally, the Company reviewed information technology ("IT") systems, and non-IT systems such as scientific instruments and other electronic devices that could be affected by this issue. Externally, the Company contacted all of its significant external business partners (including vendors, suppliers and strategic partners) to determine the extent to which the Company is vulnerable to their failures and to ascertain Year 2000 compliance and risk. The inventory and assessment of IT systems, scientific instruments, and material third parties has been completed. The Company will utilize both internal and external resources to reprogram, or replace, and test the software and systems for Year 2000 modifications. The Company expects to complete remediation efforts by the end of the second quarter of 1999 and to complete the validation phase by the end of the third quarter of 1999. If any of the Company's business partners do not, or if the Company itself does not, successfully deal with the Year 2000 issue, the Company could experience delays in its receipt of funding, materials and other resources which could adversely affect the conduct of its research and development operations. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time. Although the Company expects to have obtained Year 2000 compliance before the Year 2000, the inability of the Company or its business partners to remedy the Year 2000 issue could have a significant impact on the Company's business, financial position or results of operations.

THE COMPANY'S COSTS OF YEAR 2000 REMEDIATION

While management has not specifically determined the costs of its Year 2000 efforts, the total cost to achieve Year 2000 compliance is currently projected to be less than $100,000. Such costs will include direct and indirect costs incurred through monitoring and managing the Year 2000 issue. Direct costs include potential charges by third-party software and hardware vendors for product enhancements, costs involved in testing software products for Year 2000 compliance and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Company believes such costs will not have a material effect on the Company's business, financial position, or results of operations.

THE COMPANY'S CONTINGENCY PLANS

At this time the Company has not initiated the formulation of contingency plans. The determination of the necessity for contingency plans will be made by the end of the third quarter of 1999. Some risks of the Year 2000 issue, however, are beyond the control of the Company and its business partners.

FORWARD-LOOKING STATEMENTS

    The discussion included in this section as well as elsewhere in the Quarterly Report on Form 10-Q contains forward-looking statements based on the current expectations of the Company's management. Such statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" attached as Exhibit 99.1 and incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as previously filed with the Commission. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only as of the date thereof. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

       10.1 First Amendment dated February 8, 1999 to the Short Form Lease dated as of July 7, 1998 with a commencement date of January 1, 1998 between the Company and the Trustees of The Cambridge East Trust. Filed herewith.

       27.1 Financial Data Schedule for the interim year-to date period ended March 31, 1999 (for electronic filing only).

       99.1   Important Factors Regarding Forward-Looking Statements filed as
              Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.


    (B) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EPIX Medical, Inc.


Date: May 13, 1999                       By: /s/ Stephen C. Knight
                                             ---------------------

                                         Stephen C. Knight,
                                         Chief Financial Officer and
                                         Senior Vice President, Finance and
                                         Business Development
                                         (Principal Financial Officer and
                                         Accounting Officer)

                                  EXHIBIT INDEX



NUMBER       DESCRIPTION
------       -----------
10.1          First Amendment dated February 8, 1999 to the Short Form Lease dated as of July 7, 1998 with a commencement date as of January 1,
              1998 between the Company and the Trustees of The Cambridge East
              Trust. Filed herewith.

27.1          Financial data schedule for the interim year-to-date period ended
              March 31, 1999 (for electronic filing only).

99.1          Important Factors Regarding Forward-Looking Statements filed as
              Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.