Form 10-Q
period 1999-06-30
EPIX MEDICAL INC
filed 1999-08-13
CIK 1027702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _________ to ___________.


                         Commission File Number 0-21863


                               EPIX MEDICAL, INC.
                              -------------------
             (Exact name of Registrant as Specified in its Charter)



           DELAWARE                                  04-3030815
---------------------------------        -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

       71 ROGERS STREET
    CAMBRIDGE, MASSACHUSETTS                            02142
---------------------------------        -------------------------------------
     (Address of principal                            (Zip Code)
      executive offices)



         Registrant's telephone number, including area code: (617) 250-6000
                                                            ---------------
        Securities registered pursuant to Section 12(b) of the Act: NONE
                                                                   --------
          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                     --------------------------------------
                                (Title of Class)


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    As of August 9, 1999, 11,591,988 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                               EPIX MEDICAL, INC.

                                    INDEX

                                                                                                                        PAGE
                                                                                                                       NUMBER
                                                                                                                       ------

PART I.            FINANCIAL INFORMATION
    Item 1.        Condensed Financial Statements (Unaudited)
                   Balance Sheets--June 30, 1999 and December 31, 1998                                                     3
                   Statements of Operations--Three Months and Six Months Ended June 30, 1999 and 1998                      4
                   Statements of Cash Flows--Six Months Ended June 30, 1999 and 1998                                       5
                   Notes to Condensed Financial Statements                                                                 6
    Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations                   8

PART II.           OTHER INFORMATION
    Item 6.        Exhibits and Reports on Form 8-K                                                                       12
    Signature                                                                                                             13

                               EPIX MEDICAL, INC.

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                       JUNE 30,                    DECEMBER 31,
                                                                                         1999                          1998
                                                                                 ---------------------         ---------------------
Assets:
Current assets:
    Cash and cash equivalents                                                              $1,708,200                     $ 369,454
    Available-for-sale marketable securities                                               19,203,223                    28,731,747
    Prepaid expenses and other current assets                                                 602,619                       517,701
                                                                                 ---------------------         ---------------------
         Total current assets                                                              21,514,042                    29,618,902

Property and equipment, net                                                                 2,542,668                     2,861,277
Notes receivable from officer                                                                 346,023                       335,888
Other assets                                                                                  100,237                        87,152
                                                                                 ---------------------         ---------------------
         Total assets                                                                     $24,502,970                   $32,903,219
                                                                                 ---------------------         ---------------------
                                                                                 ---------------------         ---------------------

Liabilities and Stockholders' Equity:
Current liabilities:
    Accounts payable and accrued expenses                                                  $2,548,549                    $2,681,137
    Contract advances                                                                         206,736                       611,038
    Current portion of capital lease obligations                                              410,931                       384,976
    Current portion of note payable                                                           372,637                       349,009
                                                                                 ---------------------         ---------------------
         Total current liabilities                                                          3,538,853                     4,026,160

Capital lease obligations, less current portion                                               522,848                       602,407

Note payable, less current portion                                                            579,228                       771,647

Common stock, $.01 par value, 15,000,000 shares authorized; 11,561,188 and
    11,458,401 shares issued and outstanding at
    June 30, 1999 and December 31, 1998, respectively                                         115,613                       114,584
Additional paid-in capital                                                                 56,276,954                    55,839,411
Loan to stock option holders                                                                 (377,421)                     (123,119)
Accumulated deficit                                                                       (36,132,873)                  (28,415,324)
Accumulated other comprehensive income                                                        (20,232)                        87,453
                                                                                 ---------------------         ---------------------
Total stockholders' equity                                                                 19,862,041                    27,503,005
                                                                                 ---------------------         ---------------------

Total liabilities and stockholders' equity                                               $ 24,502,970                  $ 32,903,219
                                                                                 ---------------------         ---------------------
                                                                                 ---------------------         ---------------------

See accompanying notes.

                               EPIX MEDICAL, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                      THREE MONTHS ENDED    THREE MONTHS ENDED            SIX MONTHS ENDED      SIX MONTHS ENDED
                                        JUNE 30, 1999          JUNE 30, 1998               JUNE 30, 1999         JUNE 30, 1998
                                     --------------------- ----------------------       --------------------- ---------------------
Revenues                                      $ 266,552              $ 517,199                   $ 553,819             $ 941,024

Operating expenses:
    Research and development                  3,431,476              3,074,708                   6,717,967             5,964,532
    General and administrative                1,090,087              1,023,014                   2,132,042             1,866,354
                                     --------------------- ----------------------       ---------------------  -------------------
         Total operating expenses             4,521,563              4,097,722                   8,850,009             7,830,886
                                     --------------------- ----------------------       ---------------------  -------------------

Operating loss                               (4,255,011)            (3,580,523)                 (8,296,190)           (6,889,862)

Interest income                                 315,840                540,312                     686,733               993,443
Interest expense                                (53,701)               (15,104)                   (108,093)              (27,757)
                                     --------------------- ----------------------       ---------------------  -------------------

Net loss                                    $(3,992,872)           $(3,055,315)                $(7,717,550)          $(5,924,176)
                                     --------------------- ----------------------       ---------------------  -------------------
                                     --------------------- ----------------------       ---------------------  -------------------

Weighted average shares
     Basic and diluted                       11,494,531             11,326,494                  11,479,530            11,294,304
                                     --------------------- ----------------------       ---------------------  -------------------
                                     --------------------- ----------------------       ---------------------  -------------------

Loss per common share
     Basic and diluted                           $(0.35)                $(0.27)                     $(0.67)               $(0.52)
                                     --------------------- ----------------------       ---------------------  -------------------
                                     --------------------- ----------------------       ---------------------  -------------------


See accompanying notes.

                               EPIX MEDICAL, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED            SIX MONTHS ENDED
                                                                       JUNE 30, 1999               JUNE 30, 1998
                                                                  ------------------------    ------------------------
Operating activities:
Net loss                                                                      $(7,717,550)                $(5,924,175)
Adjustments  to  reconcile  net loss to cash  used by  operating activities:
         Depreciation and amortization                                            503,065                     344,114
         Stock compensation expense                                                98,956                           -
         Loss on sale of fixed assets                                              18,501                           -
    Change in operating assets and liabilities:
         Prepaid expenses, other current assets, notes
           receivable from officer and other assets                              (108,138)                   (337,853)
         Contract advances                                                       (404,302)                    (30,298)
         Accounts payable and accrued expenses                                   (132,588)                     67,556
                                                                  ------------------------    ------------------------
    Net cash used in operating activities                                      (7,742,056)                 (5,880,656)

Investing activities:
Purchase of fixed assets                                                          (67,698)                   (759,212)
Proceeds from sale of fixed assets                                                 19,500                           -
Purchases of marketable securities                                           (113,922,818)               (261,073,362)
Proceeds from sales or redemptions of marketable securities                   123,343,657                 267,711,098
                                                                  ------------------------    ------------------------
    Net cash provided by investing activities                                   9,372,641                   5,878,524

Financing activities:
Repayment of capital lease obligations                                           (208,363)                   (209,205)
Repayment of note payable                                                        (168,791)                          -
Proceeds from ESPP purchase                                                        66,895                      76,216
Proceeds from issuance of stock options and warrants                               18,420                      64,209
                                                                  ------------------------    ------------------------
Net cash used by financing activities                                            (291,839)                    (68,780)
                                                                  ------------------------    ------------------------
Increase (decrease) in cash and cash equivalents                                1,338,746                     (70,912)

Cash and cash equivalents at beginning of period                                  369,454                   1,455,657
                                                                  ------------------------    ------------------------

Cash and cash equivalents at end of period                                    $ 1,708,200                 $ 1,384,745
                                                                  ------------------------    ------------------------
                                                                  ------------------------    ------------------------

Supplemental disclosure of noncash investing and financing activities:
Fixed assets acquired through lease financing                                    $154,759                    $492,265
                                                                  ------------------------    ------------------------
                                                                  ------------------------    ------------------------

Issuance of stock option loan for exercise of stock options                      $254,302                    $118,602
                                                                  ------------------------    ------------------------
                                                                  ------------------------    ------------------------

Supplemental cash flow information:
Cash paid for interest                                                           $108,093                     $27,757
                                                                  ------------------------    ------------------------
                                                                  ------------------------    ------------------------

See accompanying notes.

                               EPIX MEDICAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

    The unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (the "Commission"). Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of the interim period ended June 30, 1999 are not necessarily indicative of the results expected for the full fiscal year.

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

2. TRANSITION FROM A DEVELOPMENT STAGE ENTERPRISE TO AN ESTABLISHED OPERATING ENTERPRISE

    During March 1999, the Company met with the Food and Drug Administration ("FDA") to discuss the proposed protocol application to initiate a Phase III clinical trial for aortoiliac occlusive disease ("AIOD"). The Company began this trial in June 1999.

    The Company considers this event an important milestone and believes that the progression from Phase II to Phase III for AIOD during 1999 warrants the transition from a development stage enterprise, as defined by Financial Standards No. 7, "Accounting and Reporting by Development Stage Enterprises" ("SFAS 7") issued by the Financial Accounting Standard Board ("FASB"), to an established operating enterprise. Consequently, cumulative amounts and other additional disclosures required by SFAS 7 have not been provided.

3. COMPREHENSIVE INCOME

    Financial Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. Total comprehensive income (loss) for the quarter ended June 30, 1999 amounted to ($70,635) compared to $17,844 in the same period in 1998. Total comprehensive income
(loss) for the six months ended June 30, 1999 amounted to ($107,685) compared to $4,404 in the same period in 1998.

4. EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per share in accordance with the provisions of SFAS No. 128, "Earnings per Share." Basic net earnings (loss) per share is based upon the weighted-average number of common shares outstanding and excludes the effect of dilutive potential common stock issuable upon exercise of stock options. Diluted net earnings (loss) per share includes the effect of dilutive potential common stock issuable upon exercise of stock options using the treasury stock method. In computing diluted earnings (loss) per share, only potential common shares that are dilutive, those that reduce earnings per share, are included. The exercise of options is not assumed if the result is antidilutive, such as when a loss from continuing operations is reported. The following table sets forth the computation of basic and diluted loss per share:

                                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                       -----------------------------------    ----------------------------------
                                                        JUNE 30, 1999     JUNE 30, 1998        JUNE 30, 1999     JUNE 30, 1998
                                                       ----------------- -----------------    ----------------- ----------------
Numerator:
   Net loss                                                $(3,992,872)      $(3,055,315)         $(7,717,550)     $(5,924,176)
                                                       ----------------- -----------------    ----------------- ----------------

Numerator for basic and diluted loss per share             $(3,992,872)      $(3,055,315)         $(7,717,550)     $(5,924,176)

Denominator:
   Denominator for basic and diluted loss per share
     - weighted average shares                               11,494,531        11,326,494           11,479,530       11,294,304
                                                       ----------------- -----------------    ----------------- ----------------
                                                       ----------------- -----------------    ----------------- ----------------

Basic and diluted loss per share                                 $(0.35)           $(0.27)              $(0.67)          $(0.52)

5. RELATED PARTY TRANSACTION

During June 1999, the Company received a promissory note with 25% recourse from an executive officer of the Company pursuant to an employee stock option financing program available to all employees of the Company. The promissory note is secured by shares of common stock of the Company equal in value at the time of the transaction to approximately 150% of the amount of the promissory note. The proceeds from the executive loan evidenced by this promissory note were used to exercise certain stock options held by the executive officer. The difference between the exercise price and the fair market value of the stock, less 25% related to the recourse stipulation, was recorded as stock compensation expense during the second quarter of 1999. The loan amount plus accrued interest was recorded as a loan to stock option holders in the financial statements. This transaction is summarized below:

                                                                             SHARES OF COMPANY COMMON STOCK
                                                                INTEREST              PROVIDED AS
           DATE OF NOTE                  TERM        AMOUNT        RATE                COLLATERAL
------------------------------------ ------------- ------------ ----------- ---------------------------------
           June 3, 1999               60 months       $249,993       5.25%               55,554

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since commencing operations in 1992, the Company has been engaged principally in the research and development of its product candidates as well as seeking various regulatory clearances and patent protection. The Company has had no revenues from product sales and has incurred losses from inception through June 30, 1999, in the aggregate of approximately $36.1 million. The Company has received revenues in connection with various licensing and collaboration agreements. In August 1996, the Company entered into a strategic alliance with Mallinckrodt Inc. ("Mallinckrodt") pursuant to which it received $6.0 million in up-front license fees. The agreement provided for an additional $2.0 million milestone payment, which was received in July 1997. In March 1996, the Company entered into a strategic alliance with Daiichi Radioisotope Laboratories, Ltd. ("Daiichi"). Under this agreement, the Company received $3.0 million in license fees and $5.0 million from the sale of shares of the Company's preferred stock, and was entitled to receive up to $3.3 million in future payments based upon the Company's achievement of certain product development milestones. The Company received $900,000 of such milestone payments in July 1997.

The Company expects continued operating losses for the next several years as it incurs expenses to support research and development and to obtain regulatory approvals.

The Company's initial product candidate, AngioMARK (MS-325), is currently the Company's only product candidate undergoing human clinical trials. The Company filed an investigational new drug ("IND") application for AngioMARK in July 1996. The Company initiated a Phase I clinical trial in 1996 and a Phase I dose escalation study in 1997, both of which have been completed. The Company completed a Phase II clinical trial in June 1998 to test the safety and preliminary efficacy of AngioMARK-enhanced magnetic resonance angiography ("MRA") for the evaluation of AIOD and is currently conducting a Phase II feasibility trial to test the safety and feasibility of AngioMARK-enhanced MRA for the evaluation of coronary artery disease ("CAD"). In December 1998, the Company filed a proposed protocol application with the FDA to initiate a Phase III clinical trial of AIOD. During March 1999, the Company met with the FDA to discuss the proposed protocol application to initiate a Phase III clinical trial for AIOD. The Company initiated a Phase III clinical trial for AIOD in June 1999. In addition, in January 1998, the Company initiated a Phase II clinical trial to test the safety and feasibility of AngioMARK for detecting breast cancer.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUES. Second quarter revenues were approximately $267,000 and $517,000 in 1999 and 1998, respectively, and in both periods included revenues derived from product development contracts.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended June 30, 1999 were $3.4 million as compared to $3.1 million for the three months ended June 30, 1998. The increased research and development expenses were largely due to increased costs for personnel and additional resources to advance the Company's lead product candidate, AngioMARK, through clinical trials.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended June 30, 1999 were $1.1 million as compared to $1.0 million for the corresponding period of 1998. The increase was primarily due to higher legal costs associated with ongoing patent activities.

INTEREST INCOME AND EXPENSE. Net interest income decreased approximately $263,000 in 1999 as compared to 1998 mainly due to lower average levels of invested cash during the second quarter of 1999. Cash, cash equivalents and marketable securities at June 30, 1999 totaled $20.9 million.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUES. Revenues for the six months ended June 30, 1999 and June 30, 1998 were approximately $554,000 and $941,000, respectively, and in both periods included revenues derived from product development contracts.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the six months ended June 30, 1999 were $6.7 million as compared to $6.0 million for the six months ended June 30, 1998. The increased research and development expenses were largely due to increased costs for personnel and additional resources to advance the Company's lead product candidate, AngioMARK, through clinical trials. Additional personnel and resources to support further development of the Company's core technology also contributed to the increase.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 1999 were $2.1 million as compared to $1.9 million for the corresponding period of 1998. The increase was primarily due to higher legal costs associated with ongoing patent activities.

INTEREST INCOME AND EXPENSE. Net interest income decreased approximately $387,000 in 1999 as compared to 1998 mainly due to lower average levels of invested cash during the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations from inception through June 30, 1999 primarily with $14.3 million in net proceeds from the Company's initial public offering completed in February 1997, $22.9 million from a follow-on public offering of common stock in November 1997, $18.4 million from private sales of equity securities, $18.0 million received from third parties in connection with collaboration and license arrangements, $2.6 million of equipment lease financing and $4.5 million in interest income.

The Company's principal source of liquidity consists of cash, cash equivalents and marketable securities, which totaled $20.9 million at June 30, 1999, as compared to $29.1 million at December 31, 1998.

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

During the six months ended June 30, 1999, the Company used approximately $7.7 million of cash for operating activities. The Company expects that its cash needs for operations will increase in future periods due to planned clinical trials and other expenses associated with the development of AngioMARK and new research and development programs.

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

Because of anticipated spending to support development of AngioMARK and new research programs, the Company does not expect positive cash flow from operating activities for any future quarterly or annual period prior to commercialization of AngioMARK. The Company anticipates continued investments in fixed assets, including equipment and facilities expansion to support new and continuing research and development programs. The Company's current lease agreement for its principal scientific facilities expires on December 31, 2002. In April 1999, the Company secured an additional option to extend the term of the lease for an additional three or five year period. The Company also has a lease for nearby office space. In June 1999, the Company exercised its option to extend the term of this lease for an additional three year period ending December 31, 2002.

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

THE COMPANY'S STATE OF READINESS AND RISK

The Company conducted both internal and external reviews to address the Year 2000 issue. Internally, the Company reviewed information technology ("IT") systems, and non-IT systems such as scientific instruments and other electronic devices that could be affected by this issue. Externally, the Company contacted all of its significant external business partners (including vendors, suppliers and strategic partners) to determine the extent to which the Company is vulnerable to their failures and to ascertain Year 2000 compliance and risk. The inventory and assessment of IT systems, scientific instruments, and material third parties has been completed. The Company will utilize both internal and external resources to reprogram, or replace, and test the software and systems for Year 2000 modifications. The Company expects to complete remediation efforts and the validation phase by the end of the third quarter of 1999. If any of the Company's business partners do not, or if the Company itself does not, successfully deal with the Year 2000 issue, the Company could experience delays in its receipt of funding, materials and other resources which could adversely affect the conduct of its research and development operations. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time. Although the Company expects to have obtained Year 2000 compliance before the Year 2000, the inability of the Company or its business partners to remedy the Year 2000 issue could have a significant impact on the Company's business, financial position or results of operations.

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

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

         10.1 Sublease extension election for an additional three years, beginning January 1, 2000 and ending December 31, 2002 pursuant to Article 5 of the First Amendment to Sublease dated as of July 15, 1998 between the Company and SatCon Technology Corporation. Filed herewith.

         27.1 Financial Data Schedule for the interim year-to date period ended June 30, 1999 (for electronic filing only).

         99.1 Important Factors Regarding Forward-Looking Statements filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

    (B) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EPIX Medical, Inc.


Date: August 13, 1999                       By: /s/ STEPHEN C. KNIGHT
                                                ---------------------

                                            Stephen C. Knight,
                                            Chief Financial Officer and
                                            Senior Vice President, Finance and
                                            Business Development
                                            (Principal Financial Officer and
                                            Accounting Officer)

                                  EXHIBIT INDEX


NUMBER       DESCRIPTION
------       -----------
10.1         Sublease extension election for an additional three years, beginning January 1, 2000 and ending December 31, 2002 pursuant to Article 5 of the First Amendment to Sublease dated as of July
             15, 1998 between the Company and SatCon Technology Corporation.
             Filed herewith.

27.1 Financial data schedule for the interim year-to-date period ended June 30, 1999 (for electronic filing only).

99.1         Important Factors Regarding Forward-Looking Statements filed as
             Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.