Form 10-Q
period 1999-09-30
EPIX MEDICAL INC
filed 1999-11-15
CIK 1027702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                                        or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from _________ to ___________.


                         Commission File Number 0-21863
                                                -------


                               EPIX MEDICAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)



                DELAWARE                               04-3030815
----------------------------------------    -----------------------------------
     (State or other jurisdiction of        I.R.S. Employer Identification No.)
     incorporation or organization)

            71 ROGERS STREET
        CAMBRIDGE, MASSACHUSETTS                          02142
----------------------------------------    -----------------------------------
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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes /X/    No / /

     As of November 8, 1999, 11,650,954 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                               EPIX MEDICAL, INC.

                                      INDEX


                                                                                                                        PAGE
                                                                                                                       NUMBER
                                                                                                                       ------
PART I.            FINANCIAL INFORMATION
    Item 1.        Condensed Financial Statements (Unaudited)
                   Balance Sheets--September 30, 1999 and December 31, 1998                                                3
                   Statements of Operations--Three Months and Nine Months Ended September 30, 1999 and 1998                4
                   Statements of Cash Flows--Nine Months Ended September 30, 1999 and 1998                                 5
                   Notes to Condensed Financial Statements                                                                 6
    Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations                   9

PART II.           OTHER INFORMATION
    Item 6.        Exhibits and Reports on Form 8-K                                                                       13
    Signatures                                                                                                            14


                               EPIX MEDICAL, INC.

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                       1999                1998
                                                                   -------------       -------------
Assets:
Current assets:
    Cash and cash equivalents                                      $     76,606        $    369,454
    Available-for-sale marketable securities                         16,534,232          28,731,747
    Prepaid expenses and other current assets                           480,038             517,701
                                                                   -------------       -------------
         Total current assets                                        17,090,876          29,618,902

Property and equipment, net                                           2,247,546           2,861,277
Notes receivable from officer                                           351,091             335,888
Other assets                                                            113,086              87,152
                                                                   -------------       -------------
         Total assets                                              $ 19,802,599        $ 32,903,219
                                                                   =============       =============
Liabilities and Stockholders' Equity:
Current liabilities:
    Accounts payable and accrued expenses                          $  2,705,521        $  2,681,137
    Contract advances                                                   134,494             611,038
    Current portion of capital lease obligations                        390,659             384,976
    Current portion of note payable                                     385,045             349,009
                                                                   -------------       -------------
         Total current liabilities                                    3,615,719           4,026,160

Capital lease obligations, less current portion                         414,700             602,407

Note payable, less current portion                                      478,187             771,647

Common stock, $.01 par value, 15,000,000 shares authorized;
    11,649,088 and 11,458,401 shares issued and outstanding at
    September 30, 1999 and December 31, 1998, respectively              116,491             114,584
Additional paid-in capital                                           56,329,988          55,839,411
Loan to stock option holders                                           (382,425)           (123,119)
Accumulated deficit                                                 (40,737,851)        (28,415,324)
Accumulated other comprehensive income                                  (32,210)             87,453
                                                                   -------------       -------------
Total stockholders' equity                                           15,293,993          27,503,005
                                                                   -------------       -------------

Total liabilities and stockholders' equity                         $ 19,802,599        $ 32,903,219
                                                                   =============       =============


See accompanying notes.

                               EPIX MEDICAL, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                        THREE MONTHS ENDED      THREE MONTHS ENDED      NINE MONTHS ENDED       NINE MONTHS ENDED
                                        SEPTEMBER 30, 1999      SEPTEMBER 30, 1998      SEPTEMBER 30, 1999      SEPTEMBER 30, 1998
                                        ------------------      ------------------      ------------------      ------------------

Revenues                                    $    70,480           $   396,210               $    624,299          $  1,337,234

Operating expenses:
    Research and development                  3,785,555             3,725,960                 10,503,522             9,690,492
    General and administrative                1,106,759             1,098,488                  3,238,800             2,964,842
                                            -----------           -----------               ------------          ------------
         Total operating expenses             4,892,314             4,824,448                 13,742,322            12,655,334
                                            -----------           -----------               ------------          ------------

Operating loss                               (4,821,834)           (4,428,238)               (13,118,023)          (11,318,100)

Interest income                                 265,437               488,044                    952,170             1,481,487
Interest expense                                (48,580)              (16,337)                  (156,674)              (44,094)
                                            -----------           -----------               ------------          ------------

Net loss                                    $(4,604,977)          $(3,956,531)              $(12,322,527)         $ (9,880,707)
                                            ===========           ===========               ============          ============
Weighted average shares
     Basic and diluted                       11,608,707            11,383,296                 11,522,763            11,324,294
                                            ===========           ===========               ============          ============

Loss per common share
     Basic and diluted                           $(0.40)               $(0.35)                    $(1.07)               $(0.87)
                                            ===========           ===========               ============          ============


See accompanying notes.

                               EPIX MEDICAL, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          NINE MONTHS ENDED           NINE MONTHS ENDED
                                                                          SEPTEMBER 30, 1999          SEPTEMBER 30, 1998
                                                                          ------------------          ------------------
Operating activities:
Net loss                                                                    $ (12,322,527)              $  (9,880,707)
Adjustments  to  reconcile  net loss to cash  used by  operating activities:
         Depreciation and amortization                                            750,040                     572,034
         Stock compensation expense                                                98,956                      86,408
         Loss on sale of fixed assets                                              18,070                          --
    Change in operating assets and liabilities:
         Prepaid expenses, other current assets, notes
           receivable from officer and other assets                                (3,474)                   (253,783)
         Contract advances                                                       (476,544)                   (338,641)
         Accounts payable and accrued expenses                                     24,384                     129,525
                                                                            -------------               -------------
    Net cash used in operating activities                                     (11,911,095)                 (9,685,164)

Investing activities:
Purchase of fixed assets                                                          (44,622)                   (954,585)
Proceeds from sale of fixed assets                                                 45,000                          --
Purchases of marketable securities                                           (158,976,542)               (348,572,981)
Proceeds from sales or redemptions of marketable securities                   171,054,395                 359,251,215
                                                                            -------------               -------------
    Net cash provided by investing activities                                  12,078,231                   9,723,649

Financing activities:
Repayment of capital lease obligations                                           (336,784)                   (333,766)
Repayment of note payable                                                        (257,424)                         --
Proceeds from ESPP purchase                                                        66,895                      76,216
Proceeds from issuance of stock options and warrants                               67,329                     107,892
                                                                            -------------               -------------
Net cash used by financing activities                                            (459,984)                   (149,658)
                                                                            -------------               -------------
Decrease in cash and cash equivalents                                            (292,848)                   (111,173)

Cash and cash equivalents at beginning of period                                  369,454                   1,455,657
                                                                            -------------               -------------

Cash and cash equivalents at end of period                                  $      76,606               $   1,344,484
                                                                            =============               =============

Supplemental disclosure of noncash investing and financing activities:
Fixed assets acquired through lease financing                               $     154,759               $     610,618
                                                                            =============               =============

Issuance of stock option loan for exercise of stock  options and
   related interest                                                         $     259,306               $     121,424
                                                                            =============               =============

Supplemental cash flow information:
Cash paid for interest                                                      $     156,674               $      44,094
                                                                            =============               =============


See accompanying notes.

                               EPIX MEDICAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (the "Commission"). Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of the interim period ended September 30, 1999 are not necessarily indicative of the results expected for the full fiscal year.

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

3.   COMPREHENSIVE INCOME

    Financial Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. Total comprehensive income (loss) for the quarter ended September 30, 1999 amounted to ($11,978) compared to $127,356 in the same period in 1998. Total comprehensive income
(loss) for the nine months ended September 30, 1999 amounted to ($119,662) compared to $131,477 in the same period in 1998.

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


                                                           THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                ---------------------------------------     ---------------------------------------
                                                SEPTEMBER 30, 1999   SEPTEMBER 30, 1998     SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                                ------------------   ------------------     ------------------   ------------------
Numerator:
   Net loss                                        $(4,604,977)         $(3,956,531)            $(12,322,527)         $(9,880,707)
                                                   -----------          -----------             ------------          -----------

Numerator for basic and diluted loss per share     $(4,604,977)         $(3,956,531)            $(12,322,527)         $(9,880,707)

Denominator:
   Denominator for basic and diluted loss per
     share--weighted average shares                 11,608,707           11,383,296               11,522,763           11,324,294
                                                   ===========          ===========             ============          ===========

Basic and diluted loss per share                        $(0.40)              $(0.35)                  $(1.07)              $(0.87)


5.   RELATED PARTY TRANSACTION

     During June 1999, the Company received a promissory note with 25% recourse from an executive officer of the Company pursuant to an employee stock option financing program available to all employees of the Company. The promissory note is secured by shares of common stock of the Company equal in value, at the time of the transaction, to approximately 150% of the amount of the promissory note. The proceeds from the executive loan evidenced by this promissory note were used to exercise certain stock options held by the executive officer. The difference between the exercise price and the fair market value of the stock, less 25% related to the recourse stipulation, was recorded as stock compensation expense during the second quarter of 1999. The loan amount plus accrued interest was recorded as a loan to stock option holders in the financial statements. This transaction is summarized below:


                                                                                SHARES OF COMPANY COMMON STOCK
                                                                   INTEREST              PROVIDED AS
           DATE OF NOTE                  TERM          AMOUNT        RATE                COLLATERAL
           ------------               ----------     ---------     --------     ------------------------------

           June 3, 1999               60 months       $249,993       5.25%                 55,554



6.   AMENDMENT TO AMENDED AND RESTATED 1992 EQUITY INCENTIVE PLAN
     ("THE EQUITY PLAN")

    In September 1999, the Board of Directors voted, subject to shareholder approval, to amend the Equity Plan to increase the aggregate number of shares of Common Stock available thereunder by an additional 550,000 shares to an aggregate of 3,149,901 shares, subject to adjustment for stock-splits and similar capital changes. On September 15, 1999, the Company granted 530,050 of the 550,000 shares of Common Stock as non-statutory stock options to employees of the Company in order to retain key employees and to enable them to participate in the long-term growth of the Company.

7.   SUBSEQUENT EVENT

     In October 1999, the Company entered into a Non-Negotiable Promissory Note and Security Agreement (the "Loan") with Mallinckrodt, Inc. ("Mallinckrodt"), pursuant to which the Company is eligible to borrow up to $9.5 million from Mallinckrodt, on a quarterly basis, to cover EPIX's share of AngioMARK development costs. The Loan bears interest, adjustable on a quarterly basis, at the Prime Rate published in the Wall Street Journal. The Loan shall be repayable in full on the earliest to occur of (i) October 1, 2002 (ii) thirty days after the date of the First Commercial Sale of Licensed Product in the Territory (as such terms are defined in the Company's Strategic Collaboration Agreement with Mallinckrodt dated August 30, 1996, as amended (the "Strategic Collaboration Agreement")) and (iii) thirty days after the first date upon which the Company could reasonably repay all outstanding principal and interest on the Loan without creating any reasonably foreseeable risk that the Company would be otherwise entitled to receive a loan from Mallinckrodt under the existing terms of the Strategic Collaboration Agreement within six months of the date of any such repayment. The Loan is secured by a first priority security interest in all of the Company's intellectual property. The Company believes that the Loan will not be repaid in the next twelve months. Accordingly, the Company will recognize the Loan as a long-term obligation as proceeds from the Loan are received by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since commencing operations in 1992, the Company has been engaged principally in the research and development of its product candidates as well as seeking various regulatory clearances and patent protection. The Company has had no revenues from product sales and has incurred losses from inception through September 30, 1999, in the aggregate amount of approximately $40.7 million. The Company has received revenues in connection with various licensing and collaboration agreements. In August 1996, the Company entered into a strategic alliance with Mallinckrodt Inc. ("Mallinckrodt") pursuant to which it received $6.0 million in up-front license fees. The agreement provided for an additional $2.0 million milestone payment, which was received in July 1997. In March 1996, the Company entered into a strategic alliance with Daiichi Radioisotope Laboratories, Ltd. ("Daiichi"). Under this agreement, the Company received $3.0 million in license fees and $5.0 million from the sale of shares of the Company's preferred stock, and was entitled to receive up to $3.3 million in future payments based upon the Company's achievement of certain product development milestones. The Company received $900,000 of such milestone payments in July 1997.

     The Company expects continued operating losses for the next several years as it incurs expenses to support research and development and to obtain regulatory approvals.

     The Company's initial product candidate, AngioMARK (MS-325), is currently the Company's only product candidate undergoing human clinical trials. The Company filed an investigational new drug ("IND") application for AngioMARK in July 1996. The Company initiated a Phase I clinical trial in 1996 and a Phase I dose escalation study in 1997, both of which have been completed. The Company completed a Phase II clinical trial in June 1998 to test the safety and preliminary efficacy of AngioMARK-enhanced magnetic resonance angiography ("MRA") for the evaluation of AIOD and is currently conducting a Phase II feasibility trial to test the safety and feasibility of AngioMARK-enhanced MRA for the evaluation of coronary artery disease ("CAD"). In December 1998, the Company filed a proposed protocol application with the FDA to initiate a Phase III clinical trial for AIOD. During March 1999, the Company met with the FDA to discuss the proposed protocol application to initiate a Phase III clinical trial for AIOD. The Company initiated a Phase III clinical trial for AIOD in June 1999. In addition, in January 1998, the Company initiated a Phase II clinical trial to test the safety and feasibility of AngioMARK for detecting breast cancer.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUES. Third quarter revenues were approximately $70,000 and $396,000 in 1999 and 1998, respectively, and in both periods included revenues derived from product development contracts. Revenues for the third quarter of 1998 included $331,000 associated with the manufacture of material under an existing product development contract with Daiichi, the Company's Japanese partner.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended September 30, 1999 were $3.8 million as compared to $3.7 million for the three months ended September 30, 1998. The increased research and development expenses were primarily due to higher than expected manufacturing costs of material to be provided to Daiichi. However, these research and development manufacturing costs were partially offset by lower clinical trial costs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended September 30, 1999 and the corresponding period of 1998 were $1.1 million. Third quarter of 1999 general and administrative expenses increased slightly over the third quarter of 1998 primarily due to higher legal costs associated with ongoing patent activities, but were partially offset by lower compensation and recruiting costs.

INTEREST INCOME AND EXPENSE. Net interest income decreased approximately $254,000 in the third quarter of 1999 as compared to the third quarter of 1998 mainly due to lower average levels of invested cash during the third quarter of 1999.

Cash, cash equivalents and marketable securities at September 30, 1999 totaled $16.6 million.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUES. Revenues for the nine months ended September 30, 1999 and September 30, 1998 were approximately $624,000 and $1,337,000, respectively, and in both periods included revenues derived from product development contracts. Revenues for the nine months ended September 30, 1998 included $331,000 associated with the manufacture of material under an existing product development contract with Daiichi. The decreased revenues were also due to the timing of work performed under other product development contracts.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the nine months ended September 30, 1999 were $10.5 million as compared to $9.7 million for the nine months ended September 30, 1998. The increased research and development expenses were primarily due to additional personnel and resources to support further development of the Company's core technology. Higher than expected manufacturing costs of material to be provided to the Company's Japanese partner, Daiichi, also contributed to the increase. However, these increased research and development costs were partially offset by lower clinical trial costs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 1999 were $3.2 million as compared to $3.0 million for the corresponding period of 1998. The increase was primarily due to higher legal costs associated with ongoing patent activities.

INTEREST INCOME AND EXPENSE. Net interest income decreased approximately $642,000 in the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 mainly due to lower average levels of invested cash during the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations from inception through September 30, 1999 primarily with $14.3 million in net proceeds from the Company's initial public offering completed in February 1997, $22.9 million from a follow-on public offering of common stock in November 1997, $18.4 million from private sales of equity securities, $18.0 million received from third parties in connection with collaboration and license arrangements, $2.6 million of equipment lease financing and $4.8 million in interest income.

     The Company's principal source of liquidity consists of cash, cash equivalents and marketable securities, which totaled $16.6 million at September 30, 1999, as compared to $29.1 million at December 31, 1998.

     In October 1999, the Company entered into a Non-Negotiable Promissory Note and Security Agreement (the "Loan") with Mallinckrodt, pursuant to which the Company is eligible to borrow up to $9.5 million from Mallinckrodt, on a quarterly basis, to cover EPIX's share of AngioMARK development costs. The Loan bears interest, adjustable on a quarterly basis, at the Prime Rate published in the Wall Street Journal. The Loan shall be repayable in full on the earliest to occur of (i) October 1, 2002 (ii) thirty days after the date of the First Commercial Sale of Licensed Product in the Territory (as such terms are defined in the Company's Strategic Collaboration Agreement with Mallinckrodt dated August 30, 1996, as amended (the "Strategic Collaboration Agreement")) and (iii) thirty days after the first date upon which the Company could reasonably repay all outstanding principal and interest on the Loan without creating any reasonably foreseeable risk that the Company would be otherwise entitled to receive a loan from Mallinckrodt under the existing terms of the Strategic Collaboration Agreement within six months of the date of any such repayment. The Loan is secured by a first priority security interest in all of the Company's intellectual property. The Company believes that the Loan will not be repaid in the next twelve months. Accordingly, the Company will recognize the Loan as a long-term obligation as proceeds from the Loan are received by the Company.

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

     During the nine months ended September 30, 1999, the Company used approximately $11.9 million of cash for operating activities. The Company expects that its cash needs for operations will increase in future periods due to planned clinical trials and other expenses associated with the development of AngioMARK and new research and development programs.

The Company estimates that existing cash, cash equivalents, marketable securities and the Loan from Mallinckrodt will be sufficient to fund its operations through the first quarter of 2001. The Company believes that it will need to raise additional funds for research, development and other expenses, through equity or debt financings, strategic alliances or otherwise, prior to commercialization of any of its product candidates. The Company cannot guarantee that additional financing will be available on terms acceptable to the Company, or at all. The Company's future liquidity and capital requirements will depend on numerous factors, including the following: the progress and scope of clinical trials; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both United States and foreign governmental approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the extent to which the Company's products gain market acceptance; the timing and costs of product introductions; the extent of the Company's ongoing research and development programs; the costs of training physicians to become proficient with the use of the Company's products; and, if necessary, once regulatory approvals are received, the costs of developing marketing and distribution capabilities.

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

     THE COMPANY'S STATE OF READINESS AND RISK

     The Company conducted both internal and external reviews to address the Year 2000 issue. Internally, the Company reviewed information technology ("IT") systems, and non-IT systems such as scientific instruments and other electronic devices that could be affected by this issue. The inventory and assessment of IT systems, scientific instruments, and material third parties has been completed. The Company utilized both internal and external resources to reprogram, or replace, and test the software and systems for Year 2000 modifications. The Company completed remediation efforts and the validation phase during the third quarter of 1999. If any of the Company's business partners do not, or if the Company itself did not, successfully deal with the Year 2000 issue, the Company could experience delays in its receipt of funding, materials and other resources which could adversely affect the conduct of its research and development operations. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time. The inability of the Company's business partners to remedy the Year 2000 issue could have a significant impact on the Company's business, financial position or results of operations.

     THE COMPANY'S COSTS OF YEAR 2000 REMEDIATION

     The total cost to achieve Year 2000 compliance was less than $50,000. Such costs included direct and indirect costs incurred through monitoring and managing the Year 2000 issue. Direct costs included charges by third-party software and hardware vendors for product enhancements and costs involved in testing software products for Year 2000. Indirect costs principally consisted of the time devoted by existing employees in monitoring software vendor progress and testing enhanced software products.

     THE COMPANY'S CONTINGENCY PLANS

     At this time the Company believes that contingency plans are not necessary; however, some risks of the Year 2000 issue are beyond the control of the Company and its business partners.

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

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS

        27.1 Financial Data Schedule for the interim year-to date period ended September 30, 1999 (for electronic filing only).

        99.1 Important Factors Regarding Forward-Looking Statements filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.


        (B) REPORTS ON FORM 8-K

            No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               EPIX Medical, Inc.


Date: November 15, 1999                    By: /s/ Pamela E. Carey
                                               -------------------

                                               Pamela E. Carey
                                               Director of Finance and Treasurer
                                               (Principal Financial Officer and
                                               Accounting Officer)

                                  EXHIBIT INDEX

NUMBER       DESCRIPTION
------       -----------

27.1 Financial data schedule for the interim year-to-date period ended September 30, 1999 (for electronic filing only).

99.1         Important Factors Regarding Forward-Looking Statements filed as
             Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.