Form 10-K
period 1999-12-31
EPIX MEDICAL INC
filed 2000-03-20
CIK 1027702

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES
           EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES
           EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-21863

                            ------------------------

                               EPIX MEDICAL, INC.

             (Exact name of Registrant as Specified in its Charter)

                DELAWARE                               04-3030815
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)
            71 ROGERS STREET                             02142
        CAMBRIDGE, MASSACHUSETTS                       (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (617) 250-6000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE

                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value, based upon the average bid and asked price of the shares as reported by the Nasdaq National Market, of voting stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) at March 14, 2000 was $224,334,586.

    As of March 14, 2000, 11,729,913 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    We are engaged in the development of targeted contrast agents to both improve the capability and expand the use of magnetic resonance imaging ("MRI") as a diagnostic tool for a variety of diseases. We were incorporated in Delaware in 1988 and commenced operations in 1992.

OVERVIEW

    We are engaged in the development of targeted contrast agents to both improve the capability and expand the use of MRI as a tool for diagnosing human disease. Our principal product under development, AngioMARK (MS-325), is an injectable intravascular contrast agent designed for multiple cardiovascular imaging applications, including peripheral vascular disease and coronary artery disease. We believe that AngioMARK will significantly enhance the quality of MR images and provide physicians with a clinically superior, non-invasive (i.e., no more invasive than a peripheral intravenous injection ("I.V.")) and cost-effective method for diagnosing cardiovascular disease. We also believe that AngioMARK will simplify the diagnostic pathway for a number of cardiovascular diseases and in many cases replace highly invasive (i.e., more invasive than a peripheral I.V. up to and including a surgical procedure) and expensive X-ray angiography, which is currently considered the definitive diagnostic exam for assessing cardiovascular disease. We are also investigating additional imaging applications for AngioMARK, including breast cancer detection and myocardial perfusion imaging.

    As a major component of our corporate strategy, we have sought to enter into alliances with leaders in the pharmaceutical, diagnostic imaging and MRI equipment industries to facilitate the development, manufacture, marketing, sale and distribution of our products. To date, we have formed key alliances with Mallinckrodt Inc. ("Mallinckrodt") for the development, manufacture and worldwide (excluding Japan) sale of AngioMARK and Daiichi Radioisotope Laboratories ("Daiichi") for the sale of AngioMARK in Japan. We have also formed collaborations with the three major MRI scanner manufacturers, General Electric Medical Systems, Philips Medical Systems and Siemens Medical Systems, to develop advanced imaging techniques designed to facilitate the use of AngioMARK-enhanced MRI. In addition, we have entered into drug discovery collaborations with Dyax Corp. ("Dyax") and NeoGenesis Pharmaceuticals. Finally, we and Pfizer Inc. ("Pfizer") recently announced positive results from a collaboration intended to evaluate the potential use of AngioMARK-enhanced MRI in diagnosing and monitoring female sexual arousal dysfunction. We entered into these alliances, and will seek to enter into future strategic alliances with industry leaders, in order to obtain access to resources and infrastructure to leverage our strengths.

    We have completed two Phase I clinical trials to date; the first was completed in February 1997, and the second in February 1998. In June 1998, we completed a Phase II clinical trial designed to test the safety and preliminary efficacy of AngioMARK-enhanced MR angiography for the evaluation of peripheral vascular disease. In June 1999, we initiated a Phase III clinical trial to determine the efficacy of AngioMARK-enhanced MR angiography for the detection of aortoiliac occlusive disease. Evaluation for aortoiliac occlusive disease is a critical component of two common procedures: abdominal aortography, particularly for the identification of abdominal aortic aneurysm, and leg arteriography, also known as peripheral run-off, for the detection of atherosclerosis. The trial, a multi-center, comparative, two-arm study, is designed to compare the diagnostic accuracy of AngioMARK-enhanced MR angiography with that of X-ray angiography. We are also currently conducting a Phase II feasibility trial to test the safety and feasibility of AngioMARK-enhanced MR angiography for the evaluation of coronary artery disease, and recently completed enrollment for an additional Phase II feasibility trial to test the safety and preliminary efficacy of AngioMARK for detecting breast cancer.

    The use of MRI has grown steadily over the past 10 years due to reduced cost and improved imaging capabilities and now provides an effective diagnostic modality for a broad range of applications. MRI manufacturers have improved the hardware and software of their systems, reducing the time per procedure dramatically while significantly enhancing image resolution. While MRI is currently used extensively to image many organs and tissues in the body, its use in imaging the arteries and veins has been limited. Prior attempts to develop contrast agents to facilitate the clinical utility of MRI, particularly for coronary arteries, have had limited success. Unlike most currently available MRI contrast agents, which are non-specific, AngioMARK is a targeted intravascular contrast agent designed to bind to albumin, the most common blood protein. Because of its affinity for albumin, AngioMARK remains at high concentrations in the bloodstream throughout the MRI exam and, consequently, provides the image acquisition time and signal strength needed to obtain a high contrast, high resolution image of the cardiovascular system. Like most currently available MRI contrast agents, AngioMARK is designed to be excreted safely through the kidneys over time. We believe that the advantages of AngioMARK, coupled with the reduced cost and improved imaging capabilities of MRI, will lead to significantly expanded use of MRI to diagnose cardiovascular and other diseases.

CARDIOVASCULAR DISEASE BACKGROUND

    The human cardiovascular system consists of the heart and a vast series of arteries and veins that carry blood throughout the body. Cardiovascular disease, a broad class of diseases affecting the heart and vasculature, is the number one cause of death in the United States, with over 950,000 fatalities each year. 1 out of every 2.4 deaths in the United States is attributed to cardiovascular disease. It is estimated that over 58 million Americans suffer from some form of this disease.

    Atherosclerosis is one of the most common forms of cardiovascular disease. This condition refers to the accumulation of fatty plaques in the inner lining of blood vessels, resulting in a thickening or hardening of affected vessels. As the disease progresses, the arteries can become weakened or increasingly narrowed, thereby reducing blood flow to vital organs (e.g., the heart and brain). Recent research in cardiovascular disease has begun to highlight the systemic nature of plaque buildup. Because major risk factors tend to affect all vascular regions, clinical manifestations of cardiovascular disease tend to coexist in many patients. Therefore, patients diagnosed with cardiovascular disease in one vascular region are at high risk of having similar disease in another vascular region. Depending on the artery in which disease occurs, this condition can have very serious consequences.

Aorta:                        The aorta is the main blood vessel that carries blood from the heart to the rest of the body. Degenerative changes in the vessel wall often result in the enlargement or bulging of the lower part of this vessel, known as abdominal aortic aneurysm. Individuals with this condition are at serious
                              risk that the aneurysm will rupture, causing
                              life-threatening bleeding. There are an estimated 200,000
                              cases of abdominal aortic aneurysm diagnosed each year in
                              the United States. Because this condition can be
                              asymptomatic for many years, many physicians have begun to consider the merits and cost-effectiveness of routine
                              screening programs for this disease.

Extremities:                  Atherosclerotic blockages in the major arteries of the
                              pelvis and legs- the iliac, femoral, popliteal and tibial
                              arteries--can lead to ischemia (lack of oxygen) or
                              infarction (death of tissue) in these areas. Complications from atherosclerotic disease in these vessels include pain, limitations in mobility, and amputation of the extremities.
                              Each year approximately 100,000 amputations are performed in the United States primarily due to some form of
                              cardiovascular disease.

Coronary Arteries:            The coronary arteries are responsible for supplying blood to the heart muscle (myocardium). When these arteries are
                              narrowed or clogged due to atherosclerotic buildup, the
                              result can be chest pain (angina pectoris) or heart attack
                              (myocardial infarction). This condition, known as coronary artery disease, is estimated to afflict 7 million Americans.
                              Coronary artery disease is primarily responsible for the
                              nearly 500,000 heart attack deaths each year, making it the number one cause of death in the United States.

Renal Arteries:               The renal arteries are the vessels which carry blood to the kidneys. Blockage of these arteries can result in renal
                              failure, and is estimated to account for up to 10% of all
                              cases of hypertension, a condition which afflicts
                              approximately 50 million individuals in the United States.
                              Early diagnosis can be extremely helpful for patients with renovascular hypertension because it can be treated with
                              various revascularization procedures; however, X-ray
                              angiography, the current definitive diagnosis for this
                              condition, carries elevated risk for patients with renal
                              impairment.

Cerebrovascular               Individuals with atherosclerotic lesions in the carotid and
Vessels:                      intracranial arteries can be at serious risk of complete
                              vessel blockage. Blocked arteries can prevent areas of the brain from receiving the necessary blood supply, leading to stroke. A significant portion of the 600,000 strokes each
                              year in the United States are a result of atherosclerotic
                              disease in the vessels of the head and neck.

DIAGNOSING CARDIOVASCULAR DISEASE

    Cardiovascular disease is currently diagnosed using a number of different imaging technologies ("modalities"), including ultrasound, nuclear medicine, computed tomography ("CT"), X-ray angiography, and MRI. These modalities can be separated into two broad categories according to the types of structures they are designed to image: angiographic imaging and cardiac imaging.

    - Angiography refers to the imaging of arteries. While ultrasound, CT and, more recently, MRI are sometimes used to detect disease in the certain vessels, X-ray angiography represents the current reference standard ("gold standard") for diagnosing cardiovascular disease. Invented in the 1920's, an X-ray angiogram is an invasive procedure performed in a surgical setting that requires the insertion of a catheter through a puncture of the femoral artery in the patient's groin. Once the catheter is placed in the relevant artery, toxic X-ray contrast dye is injected into the bloodstream and a 2-dimensional image is acquired of that vascular region. A coronary X-ray angiogram typically costs between $2,000 and $6,000, while a peripheral (i.e., non-coronary artery) angiogram typically costs between $1,000 and $3,000. These procedures carry significant risk of complications, particularly for imaging the coronary arteries, where patients are at risk of renal failure and even death. While peripheral X-ray angiograms have slightly lower morbidity rates compared to coronary X-ray angiograms, there is a risk of significant complications, including limb loss and renal failure. In addition, X-ray angiography does not always provide sufficient information for clinical decision-making, particularly in the coronary arteries. While this procedure identifies the location of arterial blockages, in many cases it cannot conclusively determine their impact on blood flow. Therefore, for many blockages, additional studies must be performed to enable the physician to make a definitive diagnosis. Finally, a significant portion of those patients undergoing diagnostic X-ray angiography do not require invasive therapy such as percutaneous transluminal coronary angioplasty ("PTCA") or coronary artery bypass graft ("CABG"). It is estimated that 40% of all coronary angiography patients are diagnosed with conditions that do not warrant invasive therapy. Based on available procedure data, we estimate that over 4.5 million X-ray angiograms were performed in the United States in 1998, of which approximately 2.1 million were coronary angiograms.

    - Cardiac imaging comprises those imaging modalities designed to give functional information about the heart muscle itself, rather than vessels supplying blood to the heart. The two primary cardiac imaging techniques are stress echocardiograms and nuclear stress perfusion studies. Stress echocardiograms use transthoracic ultrasound to measure motion of the walls of the heart under physical or pharmacological stress. In most cases, a lack of blood flow to a particular area of the heart will be reflected in atypical motion of the heart wall. These tests are non-invasive and typically cost between $300 and $900. A stress echocardiogram, however, is often inconclusive and provides no information on the degree of blockage in the coronary arteries. Nuclear stress perfusion studies, which measure the flow of blood to cardiac tissue, can be used either as the critical diagnostic test prior to X-ray angiography or to confirm the impact on blood flow of an intermediate blockage identified through X-ray angiography. These tests are non-invasive, use small quantities of ionizing radiation and typically cost between $600 and $1,400. A patient is injected with a radiopharmaceutical and then a gamma camera is used to detect uptake of the agent in the heart muscle. A deficiency in blood flow to particular regions of the heart is shown on the resultant images. While the test can identify the effects of coronary artery disease, it also fails to provide information on degree of blockage in the coronary arteries. It is estimated that more than 1.6 million stress echocardiograms and 3.8 million nuclear stress perfusion studies were conducted in the United States in 1998.

    As the foregoing suggests, the diagnosis of cardiovascular disease is complex, requiring several different imaging modalities. Non-invasive modalities like nuclear medicine and stress echocardiography can give functional information about the heart, but often cannot identify the exact cause of heart dysfunction. X-ray angiography, on the other hand, cannot always determine how blockages in the arteries affect function, particularly in the heart., and is itself an invasive procedure. we therefore believe that there is significant clinical need for a highly accurate non-invasive exam which provides more comprehensive diagnostic information about the cardiovascular system.

MAGNETIC RESONANCE IMAGING BACKGROUND

    In an MRI exam, images are obtained by placing a portion of the patient's body in a magnetic field and applying safe, low-energy radio waves. The different organs and tissues in the body respond uniquely to the electromagnetic field within the MRI scanner and these responses can be captured and converted into a three-dimensional image. MRI can provide high contrast, high resolution images of anatomy deep inside the body.

    The use of MRI, which was developed in the 1970s, has grown steadily over the past decade due to declining costs, increased clinical effectiveness, reduced exam times and more comprehensive coverage by third-party payors. As an example, a standard MRI brain exam, which in 1985 required 60 minutes and cost approximately $1,500, now takes only 30 minutes, costs less than half as much and can identify tumors that are over 50% smaller than those detectable in 1985. The installed base of MRI scanners in the United States has grown from fewer than 400 scanners in 1985 to over 5,000 in 1998, during which year there were over 11.9 million MRI exams performed.

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

    Images obtained in certain applications of MRI can be enhanced through the use of contrast agents. Contrast agents are injected into a vein in the patient's arm prior to a scan and are designed to amplify the contrast between various tissues, organs and anatomic structures. Currently available MRI contrast agents are primarily non-specific gadolinium compounds which diffuse very rapidly throughout the body following injection. While they are effective at enhancing images of certain tissue types, primarily in the brain and spine, they have demonstrated limited efficacy for most vascular applications. The use of non-specific contrast agents has grown by more than 60% in the last five years; it is estimated that these agents are currently used in 35% to 40% of all MRI exams.

    MRI has been established as the imaging modality of choice for a broad range of applications, including brain tumors, knee injuries and many spinal disorders. Nevertheless, MRI has been used sparingly as an imaging modality for the cardiovascular system due to its limited ability to provide sufficient contrast between blood vessels and the surrounding tissue. Further, MRI exams using the existing non-specific contrast agents are limited by the rapid diffusion of these agents out of the vascular system, which reduces the time during which an image can be acquired. Consequently, many experts believe MRI contrast agents which remain in the vasculature for extended periods of time will be necessary to obtain sufficient contrast for widespread clinical use of MRI to image the vascular system.

OUR APPROACH TO CARDIOVASCULAR MRI

    Our principal product under development, AngioMARK, is an injectable intravascular contrast agent intended to enhance the quality of MR images and provide physicians with a superior method for diagnosing cardiovascular disease. Unlike most currently available MRI contrast agents, which are non-specific and therefore leak out of the vasculature, AngioMARK binds to albumin, the most common blood protein. Because of its affinity for albumin, AngioMARK remains at high concentrations in the bloodstream throughout the MRI exam and, consequently, provides the image acquisition time and signal strength needed to obtain a high contrast, high resolution image of the cardiovascular system. These images are intended to provide sufficient anatomical detail for definitive diagnosis and surgical planning. We estimate that an MRI exam with AngioMARK will cost approximately between $500 and $1,000.

    We believe that AngioMARK-enhanced MR angiography has the potential to replace a significant portion of the estimated 4.5 million X-ray angiograms performed each year in the United States. Whereas X-ray angiography is an invasive, expensive procedure that captures only 2-dimensional data over a limited vascular region, AngioMARK-enhanced MR angiography is a non-invasive, relatively inexpensive exam with the ability to capture 3-dimensional images of the vasculature over the entire body. We believe that the possibility of a whole-body MR angiography exam with a single injection of AngioMARK is particularly well suited for the diagnosis of cardiovascular disease, given the systemic nature of this condition. In addition, we expect that a significant patient population in whom cardiovascular disease is suspected but for whom X-ray angiography is contraindicated (e.g., patients with renal impairment who are at increased risk of renal failure or allergic reactions due to the X-ray contrast dye) will be likely candidates for AngioMARK-enhanced MR angiography.

    We believe the unique properties of AngioMARK will find clinical utility beyond its angiographic applications. We envision a time, for example, when AngioMARK, coupled with anticipated advances in software and hardware for MRI equipment, will enable physicians to use MRI to perform a non-invasive, integrated cardiac exam for the diagnosis of coronary artery disease. Such a procedure would be designed to provide information on coronary artery anatomy, including location of arterial blockages, as well as cardiac perfusion and cardiac function data, in one sitting early in the diagnostic work-up. Because the procedure is intended to provide physicians with more comprehensive diagnostic information at an earlier stage of the diagnostic work-up, physicians would be able to make a more informed diagnosis, and therefore arrange for appropriate patient treatment, sooner than would otherwise be possible, thereby potentially achieving better patient outcomes at a lower cost. Of the
6.75 million patients in the United States who enter the diagnostic pathway for coronary artery disease each year, we estimate that over half (3.44 million) would be candidates for such an integrated cardiac exam. Under the current diagnostic regime, these patients would typically receive stress echocardiograms and/or nuclear stress perfusion studies; approximately 40% would then receive diagnostic X-ray angiograms.

    In addition to the suspected coronary artery disease patients, we believe that patients who have undergone an intervention for this condition, either through a PTCA or a CABG, could benefit from AngioMARK-enhanced MR angiography. After either a PTCA or a CABG, optimal patient management would include follow-up exams to determine the re-forming of blockages ("restenosis") as well as proper functioning of grafts. However, while it is estimated that more than 600,000 PTCAs and 600,000 CABGs are performed each year in the United States, only a small proportion of the patients undergoing these procedures received follow-up coronary X-ray angiography ("relooks"). We estimate that there are currently over 2.1 million patients who have undergone a PTCA and over
2.7 million patients who have undergone a CABG and who are potential candidates for a periodic relook. Due to the risk, discomfort and expense associated with coronary X-ray angiography, follow-up imaging currently is limited, which can lead to increased patient management costs and poorer outcomes due to undiagnosed restenosis and other complications. We believe that the availability of AngioMARK may lead to an increase in follow-up exams using MRI. We further believe that AngioMARK could enable non-invasive cardiologists to visualize the coronary arteries of the estimated 300,000 patients who are treated with thrombolytic therapy (streptokinase and Tissue Plasminogen Activator) each year.

    Because of its potential for high-resolution imaging of the vasculature, AngioMARK is being investigated for possible use in several applications involving microvessels. We believe, for example, that AngioMARK could assist physicians in diagnosing breast cancer in the estimated 2 million women who have sub-optimal mammograms each year. Due to our strong signal especially at low (0.5T and below) magnetic fields, we believe AngioMARK has the potential to perform high-resolution breast imaging procedures on less expensive, more patient-friendly low-field MRI scanners. We recently completed enrollment for a Phase II feasibility study designed to evaluate the safety and efficacy of AngioMARK-enhanced MRI in identifying malignant breast lesions in women with breast abnormalities. We have also undertaken a Phase II feasibility trial, in conjunction with Pfizer Inc., to assess the potential utility of AngioMARK-enhanced MRI in diagnosing female sexual arousal dysfunction by monitoring pelvic blood volume in women. It is estimated that up to 40% of all women in the United States suffer from some sort of sexual dysfunction.

TECHNOLOGY

BACKGROUND

    Our products under development are based upon our proprietary biophysics technology platform. Our product candidates are small molecule chelates (soluble metal-organic complexes) containing a magnetically active metal element which elicit a strong MRI signal and are designed to be safely excreted from the body. We have developed significant expertise in the design, synthesis and characterization of metal-containing complexes for in vivo use. While the contrast agents primarily used in MRI today are non-targeted in the sense that they diffuse indiscriminately throughout the tissues of the body, we believe that our proprietary technology platform will enable us to design contrast agents capable of targeting specific tissues or organs by binding to particular proteins. Our proprietary biophysics technology platform consists of two key elements:

RECEPTOR-INDUCED MAGNETIC ENHANCEMENT

    Receptor-induced magnetic enhancement ("RIME") technology, which was developed by Dr. Randall Lauffer, our founder and Chief Scientific Officer, while at Massachusetts General Hospital ("MGH"), allows targeting of a contrast agent to particular tissue and fluid types in the body while simultaneously multiplying the signal enhancing effect of the agent. We now exclusively license this technology under patents held by MGH. RIME technology involves the design of metal complexes that bind to particular proteins and receptor molecules in the body. This binding causes increased concentration and retention of the contrast agent in the specific tissues and fluids that contain the targeted receptor molecules. Moreover, the binding of agent to receptor reduces the rate at which the agent rotates, or tumbles, in solution. This relaxation in tumbling rate leads to a complex magnetic effect whereby the agent's signal-enhancing characteristics are substantially increased, resulting in a stronger signal during MR scans.

ENZYME SENSING TECHNOLOGY

    We developed enzyme sensing technology, an extension of the RIME technology which potentially allows MRI to probe biological events on the molecular level for the first time, thereby increasing the sensitivity of MRI. We are developing small molecule contrast agents that become active in the presence of certain enzymes. In the presence of these enzymes, such an agent would bind to a target receptor and express its full RIME signal enhancement capabilities. Because the presence of elevated levels of particular enzymes occur only in certain biological situations, enzyme sensing technology would allow MRI to scan for specific biological events currently undetectable with MRI.

OUR PRODUCT & DEVELOPMENT PROGRAMS

ANGIOMARK

    Our lead product candidate, AngioMARK, is a targeted intravascular contrast agent intended for use with MRI. AngioMARK is a gadolinium-based small molecule chelate which is engineered with our proprietary RIME technology and designed to bind to albumin, the most common blood protein. In AngioMARK images using standard MRI techniques, the blood gives off a strong magnetic signal and appears bright against the dark background of surrounding tissue. Because of its affinity for albumin, AngioMARK remains at high concentrations in the bloodstream throughout the MRI exam and therefore provides the image acquisition time and signal strength needed to obtain a high contrast, high resolution image of the cardiovascular system. Like most currently available non-specific contrast agents, AngioMARK is designed to be excreted safely through the kidneys over time.

    While AngioMARK is based on our proprietary technology platform, its chemical composition is similar to several currently available MRI contrast agents, which have established a strong safety record and are known to cause few side effects. Due to the increased magnetic signal elicited by AngioMARK, we expect it to be used at a similar or lower dose than these contrast agents. As a result of these factors, we believe that AngioMARK will have a safety profile comparable to currently available MRI contrast agents.

    We have completed two Phase I clinical trials to date; the first was completed in February 1997, and the second in February 1998. No clinically significant adverse events were reported for these Phase I trials.

    In June 1998, we completed a Phase II clinical trial to test the safety and preliminary efficacy of AngioMARK for the evaluation of peripheral vascular disease in the carotid, iliac and femoral arteries. This Phase II trial was conducted at multiple clinical sites and involved the blinded administration of AngioMARK at several dosing levels in a total of 81 patients. In the trial, AngioMARK-enhanced MR angiography was compared to conventional X-ray angiography, the current reference standard, to determine the location and degree of stenotic lesions. The results for identification of stenoses, combining all doses, indicate that AngioMARK demonstrated 82% accuracy, 80% sensitivity and 82% relative to X-ray angiography. The 95% confidence intervals for accuracy, sensitivity and specificity were 73-90%, 68-92% and 70-95%, respectively. The study also demonstrated that the accuracy for determining the location of stenoses for carotid, iliac and femoral arteries was 100%, 72% and 86%, respectively. In this study, AngioMARK was well tolerated by patients at all dose levels, with no serious side effects reported. In June 1999, we initiated a Phase III clinical trial to determine the efficacy of AngioMARK-enhanced MR angiography for the detection of aortoiliac occlusive disease. Evaluation for aortoiliac occlusive disease is a critical component of two common procedures: abdominal aortography, particularly for the identification of abdominal aortic aneurysm, and leg arteriography, also known as peripheral run-off, for the detection of atherosclerosis.

    In September 1997, we commenced a Phase II feasibility trial to test the safety and feasibility of AngioMARK for the evaluation of coronary artery disease. This trial is being conducted at multiple sites and involves the administration of AngioMARK to approximately 105 patients. As with the Phase II peripheral vascular disease trial, AngioMARK-enhanced MR angiography is being compared to X-ray angiography, the current reference standard, to determine the location and degree of stenotic lesions. Clinical use of MR angiography for imaging the coronary arteries is particularly difficult at present due to the problem of cardiac motion--motion resulting from both the beating of the heart and respiration. We have joined with several leading MRI manufacturers, academic centers and other research organizations to develop hardware and software solutions to the problem of cardiac motion.

    In January 1998, we commenced a Phase II feasibility trial to test the safety and preliminary efficacy of AngioMARK-enhanced MRI for detecting malignant breast lesions in women with breast abnormalities. We believe that, based on the physical properties of AngioMARK and preclinical studies, AngioMARK has potential utility as part of a non-invasive imaging procedure that would assist physicians in identifying breast cancer in patients who are at high risk or who have had indeterminate mammograms. Another potential application for AngioMARK-enhanced MRI involves the precise determination of tumor size and location in cases of malignant breast cancer. Due to its strong signal especially at low (0.5T and below) magnetic fields, we believe AngioMARK has the potential to perform high-resolution breast imaging procedures on less-expensive, more patient-friendly low-field MRI scanners. We completed enrollment for this trial in March 2000.

OTHER RESEARCH AND DEVELOPMENT PROGRAMS

    We are currently developing novel contrast agents for imaging thrombosis, commonly referred to as "blood clots." These clots can occur in the legs, pelvis and arms, where they are referred to as deep vein thrombosis ("DVT"), and can migrate to the lungs where they are referred to as pulmonary emboli ("PE"). It is estimated that blood clots are responsible for over 400,000 deaths each year in the United States. We are seeking to develop a targeted contrast agent that would enable MRI to illuminate blood clots. We believe that our proprietary technology platform could also enable MRI to differentiate old and new clot formation. Such a product could potentially change the diagnostic work-up for many of the conditions associated with thromboembolic disease, including PE and DVT. EPIX has entered into a strategic alliance with Dyax to develop novel contrast imaging agents for the diagnosis of severe blood clots in the lungs and legs. See "--Strategic Alliances." We believe that the use of this new approach could lead to better medical outcomes due to earlier definitive diagnosis. Early diagnosis is especially important for clots in the thigh, pelvis and vena cava because of their increased likelihood of migrating to the lungs once inside the pulmonary vasculature. Ultimately, these clots can be fatal. We believe that such contrast agents could eliminate the need for the CT, ultrasound and nuclear medicine studies currently used to identify thrombotic disease, and could potentially provide a non-invasive but clinically equivalent alternative to pulmonary angiography. In November 1999, we announced that our prototype clot imaging agent, EP-862, had been shown in preclinical testing to detect sub-millimeter blood clots.

BUSINESS STRATEGY

    Our objective is to become a worldwide leader in MRI contrast agents by pursuing a strategy based on commercializing AngioMARK and developing new applications for our proprietary technology platform. Our key business objectives are to:

    - Establish the safety and clinical utility of AngioMARK for multiple vascular imaging indications. In June 1999, EPIX initiated a Phase III clinical trial to determine the efficacy of AngioMARK-enhanced MR angiography for the detection of aortoiliac occlusive disease. We continue to enroll patients in our Phase II feasibility trial to assess the safety and preliminary efficacy of AngioMARK-enhanced MR angiography for the evaluation of coronary artery disease. In each of these clinical trials, we compare AngioMARK-enhanced MR angiography to X-ray angiography, the current reference standard for these indications. In addition, in March 2000, we completed enrollment in a Phase II feasibility trial to test the safety and preliminary efficacy of AngioMARK-enhanced MRI for detecting breast cancer. We intend to conduct additional clinical trials for other indications in the future.

    - Achieve market acceptance of AngioMARK. EPIX intends to collect pharmacoeconomic and clinical data that demonstrates that AngioMARK-enhanced MRI is superior to the traditional diagnostic pathway. Through its strategic partners' extensive worldwide marketing and sales networks, we intend to present this data to both physicians and third-party payors. We believe that third-party payors will promote the use of AngioMARK because of its potential for substantial clinical benefits and cost savings. We also intend to further the market acceptance of AngioMARK-enhanced MRI by coordinating its development efforts with the development efforts of leaders in the MRI equipment industry. Toward this end, we have entered into collaboration agreements with General Electric Medical Systems, Philips Medical Systems, and most recently Siemens Medical Systems. The primary objective of these collaborations is to develop technologies and protocols that improve and expand the use of MRI for cardiovascular imaging.

    - Develop new targeted MRI contrast agents. We are currently developing thrombosis-specific MRI contrast agents based on our proprietary technology platform. In November 1999, we announced that our prototype clot imaging agent, EP-862, had been shown in preclinical testing to detect sub-millimeter blood clots.

    - Maximize the value of strategic alliances. At the end of March 2000, we had established collaborations with Mallinckrodt, Daiichi, Dyax, NeoGenesis, General Electric Medical Systems, Philips Medical Systems, Siemens Medical Systems, and Pfizer. We entered into these alliances, and will seek to enter into future strategic alliances with pharmaceutical, imaging agent and MRI equipment industry leaders, in order to obtain access to resources and infrastructure to leverage our strengths. See "--Strategic Alliances."

Strategic Alliances

    Our strategy includes entering into alliances with leaders in the pharmaceutical, diagnostic imaging and MRI equipment industries to facilitate the development, manufacture, marketing, sale and distribution of its products. To date, we have formed strategic alliances with Mallinckrodt, Daiichi, Dyax, NeoGenesis, General Electric Medical Systems, Philips Medical Systems, Siemens Medical Systems, and Pfizer.

MALLINCKRODT

    In August 1996, we entered into a collaboration agreement with Mallinckrodt pursuant to which we granted Mallinckrodt an exclusive license to develop and commercialize AngioMARK worldwide, excluding Japan. The agreement also provides for potential collaboration and cost sharing arrangements in connection with future MRI vascular agent programs, whether developed by us or Mallinckrodt or in-licensed by either party. The operations of the collaboration are supervised by a joint steering committee comprised of an equal number of representatives of both parties. We have primary responsibility for conducting Phase I and Phase II clinical trials and for manufacturing AngioMARK for such trials. Mallinckrodt has assumed primary responsibility for development and manufacturing in connection with the Phase III clinical trial. Mallinckrodt will also be responsible for the marketing and distribution of AngioMARK worldwide, excluding Japan. The agreement imposes certain development due diligence obligations on both of the parties and certain marketing due diligence obligations on Mallinckrodt.

    We will generally share equally with Mallinckrodt in the worldwide, excluding Japan, development and manufacturing scale-up and product launch costs of AngioMARK as well as any future MRI vascular agents which may be covered by the agreement. The parties' current obligations with respect to AngioMARK development costs are limited to a specified amount. Under the arrangement, we and Mallinckrodt will share equally in future operating profits, if any.

    The agreement provides that Mallinckrodt may not independently develop, market or sell any MRI vascular agent worldwide except Japan other than those that are part of the collaboration without the approval of the joint EPIX-Mallinckrodt steering committee.

    In September 1998, Mallinckrodt agreed to increase its financial commitment to the original EPIX-Mallinckrodt collaboration. The amended agreement provides us and Mallinckrodt with the opportunity to broaden the scope of their clinical program for AngioMARK and commits additional resources for the research and development of novel MR imaging technologies.

    In November 1999, we announced that we had entered into a $9.5 million loan agreement with Mallinckrodt pursuant to the exercise of a loan provision in our collaboration agreement. Proceeds from the note are intended to fund our share of clinical trial and development expenses for AngioMARK. The note bears interest at Prime Rate, is secured by our intellectual property, and is due upon certain events as stated in the agreement.

DAIICHI

    In March 1996, we entered into a development and license agreement with Daiichi pursuant to which we granted Daiichi an exclusive license to develop and commercialize AngioMARK in Japan. Under this arrangement, Daiichi will assume primary responsibility for clinical development, regulatory approval, marketing and distribution of AngioMARK in Japan. We retained the right and obligation to manufacture AngioMARK for development activities and commercial sale under the agreement. However, Daiichi may, under certain circumstances, elect to formulate AngioMARK purchased from us into a final product. The agreement imposes certain development due diligence obligations on both parties and marketing due diligence obligations on Daiichi. The agreement may be terminated by Daiichi upon 30 days prior written notice if Daiichi determines in its reasonable opinion that AngioMARK lacks clinical efficacy, presents serious side effects or otherwise exhibits unacceptable properties. In connection with this strategic alliance, we received an up-front fee from Daiichi in the amount of $3.0 million and earned a $900,000 milestone payment in June 1997. Daiichi will be required to make future payments to us up to an aggregate amount of $2.4 million upon the achievement of certain AngioMARK development milestones. Daiichi also made a $5.0 million equity investment in us and will be required to make royalty payments to us on net sales of AngioMARK in Japan.

DYAX

    We formed a strategic alliance with Dyax to develop novel contrast imaging agents for the diagnosis of severe blood clots in the lungs and legs. Together with Dyax, we sought to jointly identify and develop compounds that specifically target PE and DVT for use as IN VIVO MRI and nuclear medicine imaging agents for the diagnosis of these disorders.

    Under the terms of the agreement, we agreed to use Dyax's proprietary phage display technology to identify peptides that specifically bind to PE and DVT. We funded the phage display screening program and provided expertise in MRI contrast technology for development of MR-specific imaging agents. Dyax assumed primary responsibility for developing agents for use in nuclear medicine. Dyax will receive royalties on sales of MRI products, and we will receive royalties on sales of nuclear medicine products resulting from this collaboration. The discovery phase of this collaboration was formally completed in 1999 with the identification of several peptide candidates.

NEOGENESIS

    In October 1998, we announced the initiation of a collaboration with NeoGenesis for the discovery of novel compounds for use in diagnostic imaging. Under the terms of this agreement, we received access to NeoGenesis' proprietary combinatorial chemistry libraries. By rapidly screening these libraries with NeoGenesis' mass-coded drug discovery platform, we sought to identify potential candidates for our drug discovery programs. This collaboration was successfully completed in 1999.

GENERAL ELECTRIC MEDICAL SYSTEMS

    In January 1998, we announced the formation of a collaboration with General Electric Medical Systems to accelerate the development of cardiovascular MRI. In particular, the collaboration focuses on reducing the effects of cardiac motion on MR images, providing user-friendly computer tools as a means of visualizing arteries and veins in 3-dimensional space, and optimizing MRI sequences for intravascular MRI contrast agents, including AngioMARK. Under the terms of this non-exclusive agreement, research is performed at several centers in addition to our facilities, including General Electric's corporate research facility in Schenectady, NY; General Electric Medical Research in Milwaukee, WI; the National Institute of Health and several academic centers.

PHILIPS MEDICAL SYSTEMS

    We agreed in November 1998 to collaborate with Philips Medical Systems in advancing the development of contrast-based cardiovascular MRI technologies. Under the terms of this non-exclusive collaboration agreement, we and Philips Medical Systems will combine our resources to optimize imaging technology and improve 3-dimensional visualization of arteries and veins in patients undergoing MR angiography. Research and development is to be carried out at several international Philips research centers and as well as at our facilities.

SIEMENS MEDICAL SYSTEMS

    In September 1999, we announced a non-exclusive collaboration with Siemens Medical Systems to optimize MR imaging technology and improve visualization of arteries and veins in patients undergoing MR angiography. The collaboration will also focus on expanding the use of MRI in diagnosing cardiovascular disease and providing user-friendly tools for easy visualization of the cardiovascular system in three-dimensional space. Research and development will be carried out at our facilities and at Siemens' Iselin, NJ facilities.

PFIZER

    In September 1998, we entered into an agreement with Pfizer to explore the efficacy of AngioMARK-enhanced MRI in the diagnosis and monitoring of female sexual arousal dysfunction.

COMPETITION

    The healthcare industry is characterized by extensive research efforts and rapid technological change, and there are many companies that are working to develop products similar to ours. There are currently no FDA-approved targeted vascular contrast agents for use with MRI. However, there are a number of non-specific MRI agents approved for marketing in the United States and in certain foreign markets that are likely to compete with AngioMARK if approved for MR angiography. Magnevist(R) by Schering-AG, Dotarem(R) by Guerbet, S.A., Omniscan(R) by Nycomed Imaging ASA ("Nycomed"), and ProHance(R) by Bracco S.p.A. are all such products. We are aware of three agents under development, Nycomed's NC100150 and Schering AG's Gadomer-17 and SHU555C, that are being evaluated for use in MR angiography. There can be no assurance that our competitors will not succeed in the future in developing products that are more effective than any that are being developed by us. We believe that our ability to compete within the MRI contrast agent market is dependent on a number of factors, including the success and timeliness with which we complete FDA trials, the breadth of applications, if any, for which our products receive approval, and the effectiveness, cost, safety and ease of use of our products in comparison to the products of our competitors. Our success will also be based on physician acceptance of MRI as a primary imaging modality for certain cardiovascular and other applications.

    We have many competitors, including pharmaceutical, biotechnology and chemical companies. A number of competitors, including two of our strategic partners, are actively developing and marketing products that, if commercialized, would compete with our product candidates. Many of these competitors have substantially greater capital and other resources than us and may represent significant competition for us. Such companies may succeed in developing technologies and products that are more effective or less costly than any of those that may be developed by us, and such companies may be more successful than us in developing, manufacturing and marketing products. Furthermore, there are several well-established medical imaging modalities that currently compete, and will continue to compete, with MRI, including X-ray angiography, CT, nuclear medicine and ultrasound. Other companies are actively developing the capabilities of the competing modalities to enhance their effectiveness in cardiovascular system imaging. There can be no assurance that we will be able to compete successfully in the future or that developments by others will not render AngioMARK or our future product candidates obsolete or non-competitive or that our collaborators or customers will not choose to use competing technologies or products.

PATENTS AND PROPRIETARY RIGHTS

    We consider the protection of our proprietary technologies to be material to our business prospects. We pursue a comprehensive patent program in the United States and in other countries where we believe that significant market opportunities exist.

    We own or have exclusively licensed patents and patent applications on the critical aspects of our core technology as well as many specific applications of this technology. We have exclusively licensed two patents in the United States broadly covering RIME technology, albumin binding with metal chelates, and liver targeting metal chelates, have been issued a patent in Europe similar to those United States patents, and have received notice of allowance for a similar patent application in Japan. These two United States patents were involved in an interference proceeding with an application owned by Mallinckrodt, but the interference was terminated in our favor. Our Japanese patent application has been opposed by several parties. The sole issue in these proceedings is whether the Japanese Patent Office should have granted and/or allowed patents to us. The Japanese Patent Office has issued a final rejection of the Japanese patent application. A Notice of Appeal was filed in the Japanese Patent Office on May 9, 1999, but the case has not yet been assigned to an Examiner.

    In addition, third parties have sought, in an Italian court, a declaration of non-infringement of our European patent. Those third parties seek transborder application of a non-infringement declaration in those European countries where our European patent is in force. The third parties also seek to invalidate the Italian portion of the patent. The complaint was filed on February 23, 1999 in the Court of Milan, Italy. There is no potential liability, other than court costs, to us in this suit. This case is in the early pretrial stage. The parties had previously sued the General Hospital Corporation (hereinafter "the Hospital"), the assignee of the patent, in Italy seeking to invalidate the Italian portion of the same patent. The complaint was filed on October 20, 1998 in the Court of Milan, Italy. The sole issue in this case is whether the Italian portion of the patent is valid. This case was consolidated with the second Italian action, discussed above. The same parties have also sued the Hospital in the United Kingdom (Patents Court, London) seeking a declaration of invalidity of the UK portion of the Hospital's patent. The appeals court in the United Kingdom has affirmed a stay of the proceedings pending the final outcome of the Opposition Proceedings in the European Patent Office. There is no potential liability to us, except court and legal costs in this case. The European Patent Office has issued a preliminary opinion confirming the validity of the European patent opposed by three parties in the Opposition Proceedings and has tentatively scheduled expedited oral arguments for April 27, 2000. In addition, we and the Hospital have commenced two patent infringement actions in Europe. In these actions, in France and Germany, we and the Hospital seek to enforce the European patent against the same parties seeking non-infringement and invalidity judgments. We, together with the Hospital, seek both injunctive relief and damages in these actions. In Germany, the case is stayed pending a decision on jurisdiction in Italy. In France, the case is in the early pretrial stage. These oppositions, appeals relating thereto and the European proceedings, will likely take several years to finally resolve.

    While we believe that we will prevail in these proceedings, there can be no assurance as to the scope of the claims that will be maintained, if any, or the ultimate benefit, if any, of those claims to us in protecting our products.

    We have exclusively licensed five additional patents in the United States. These patents have counterpart patent applications pending in Japan and Europe. We have also received an additional United States patent covering novel metal chelates and have a counterpart parent application pending in Japan. Finally, we have patent applications pending in the United States, Japan and Europe covering various aspects of our RIME technology. We have received a patent in the United States covering the process by which AngioMARK is manufactured (U.S. Patent Number 5,919,967; granted July 6, 1999; expires April 11, 2017). Our patent protection for AngioMARK currently extends to 2006 in the United States and Europe. If the currently pending patent applications issue, this protection will be extended until 2015. Protection for the manufacturing process in the United States is already extended until 2017, and will be extended until 2016 in Europe and Japan if the currently pending patent applications issue. In addition, during 1999 and early 2000 we filed four new patent applications for additional products and processes involving compounds, compositions, and methods for imaging.

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

    The patent positions of pharmaceutical and biopharmaceutical firms involve complex legal and factual questions. There can be no assurance that our issued patents, or any patents that may be issued in the future, will effectively protect our technology or provide a competitive advantage. There can be no assurance that any of our patents or patent applications will not be challenged, invalidated or circumvented in the future.

    Our commercial success will also depend on our ability to operate without infringing upon the patents of others in the United States and abroad. If any third-party patents are upheld as valid and enforceable in any judicial or administrative proceeding, we could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent, or to redesign our products or processes, to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be available on terms acceptable to us or that we would be successful in any attempt to redesign our products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, financial condition and results of operations.

    There are pending or issued patents, held by parties not affiliated with us, relating to technologies used by us in the development or use of certain of our product candidates. In particular, we are aware of certain patents in the United States, Japan and elsewhere owned by or licensed to one party that relate to MRI contrast agents and which may cover certain of our MRI product candidates, including AngioMARK. Mallinckrodt, one of our strategic partners, has rights from this third party under those patents which we and Mallinckrodt believe will permit Mallinckrodt to manufacture, market and sell AngioMARK and other products developed pursuant to the collaboration agreement between us and Mallinckrodt if AngioMARK and those other products were to be held to fall within the claims of those third-party patents. If the agreement with Mallinckrodt is terminated by either party and were AngioMARK and those other products to be held to fall within the claims of those third-party patents, we would be required to enter into a strategic alliance with another party having a license from this third party or obtain a license from this third party directly or from others licensed by this third party in order to manufacture, market and sell AngioMARK and other chelate-based MRI contrast agents. However, there can be no assurance that we would be able to consummate a strategic alliance with a party having this third-party license or obtain a license from this third party or another third party on commercially reasonable terms, if at all. One of the Japanese patents of this third party will expire in 2007. We have filed an appeal in the Japanese Patent Office requesting that this patent be declared invalid. This appeal will likely take several years to finally resolve. While we believe that we will prevail in this proceeding, there can be no assurance as to the scope of the claims that the third party will maintain. The remaining patent rights of this third party in Japan will expire in 2002, before such time as we presently anticipate that Daiichi will have sales of AngioMARK in Japan and, therefore, we believe that the existence of such patents in Japan is unlikely to have a material adverse effect on us. However, in the event that we do not prevail in our appeal to the Japanese Patent Office or Daiichi commercializes AngioMARK in Japan before 2002, we may be required to obtain an appropriate license or take other measures to avoid infringement of the third-party patents, including delaying the commencement of product sales. There can be no assurance that our current or future activities will not be challenged, that additional patents will not be issued containing claims materially constraining our proposed activities, that we will not be required to obtain licenses from third parties, or that we will not become involved in costly, time-consuming litigation regarding patents in the field of contrast agents, including actions brought to challenge or invalidate our own patent rights. At the same time, we are aware of certain products under development and/or on sale by the third party referred to above and others which we believe may infringe certain of our exclusively licensed patents. We have commenced and/or expect to commence litigation in various European countries against other third parties for infringing our European patent. These litigations will likely take several years to finally resolve. We are pursuing license or cross-license arrangements with or, if necessary and appropriate, are continuing infringement proceedings against, these parties. While we believe that we will prevail in these litigations, there can be no assurance as to the outcome or the scope of any injunctive or monetary relief we may recover. We also intend to pursue license or cross-license arrangements with or, if necessary and appropriate, infringement proceedings against, these parties upon their seeking final regulatory approval for the marketing and sale of any such products.

    Many of our competitors are continuing to actively pursue patent protection for activities and discoveries similar to ours. There can be no assurance that these competitors, many of which have substantially greater resources than us and have made substantial investments in competing technologies, will not in the future seek to assert that our products or chemical processes infringe their existing patents and/or will not seek new patents that claim to cover aspects of our technology. Furthermore, patent applications in the United States are maintained in secrecy until patents issue, and patent applications in foreign countries are maintained in secrecy for a specified period after filing. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. In addition, patents issued and patent applications filed relating to biopharmaceuticals are numerous. Therefore, there can be no assurance that we are aware of all competitive patents, either pending or issued, that relate to products or processes used or proposed to be used by us.

    We and MGH have entered into a license agreement pursuant to which MGH has granted us an exclusive worldwide license to the patents and patent applications, which relate to our only product candidate, AngioMARK. The MGH license imposed certain due diligence obligations with respect to the development of products covered by the license, all of which have been fulfilled to date. The MGH license requires us to pay royalties on our net sales of AngioMARK. We must also pay MGH a percentage of all royalties received from our sublicensees. Accordingly, we will be required to make payments to MGH on profits generated under the Mallinckrodt collaboration, if any, and on royalties received from Daiichi under our license agreement, if any. Our failure to comply with these requirements could result in the conversion of the license from being exclusive to non-exclusive in nature or termination of the license agreement itself. Any such event would have a material adverse effect on our business, financial condition and results of operations.

    The pharmaceutical and biotechnology industries have been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation may be necessary to enforce any patents issued to us and/or determine the scope and validity of others' proprietary rights. We may have to participate in interference proceedings declared by the United States Patent and Trademark Office or by foreign agencies to determine the priority of inventions. Any involvement in litigation surrounding these issues could result in extensive costs to us as well as be a significant distraction for management. Such costs could have a material adverse effect on our business, financial condition and results of operations.

    We also rely upon trade secrets, technical know-how, and continuing technological innovation to develop and maintain our competitive position. We typically require our employees, consultants, and advisors to execute confidentiality and assignment of invention agreements in connection with their employment, consulting or advisory relationships with us. These agreements require disclosure and assignment to us of ideas, developments, discoveries and inventions made by employees, consultants and advisors. There can be no assurance, however, that these agreements will not be breached or that we will have adequate remedies for any breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary technology, or that we can meaningfully protect our rights in unpatented proprietary technology.

    We intend to vigorously protect and defend our intellectual property. Costly and time-consuming litigation brought by us may be necessary to enforce our issued patents, to protect our trade secrets or know-how owned by us, or to determine the enforceability, scope, and validity of the proprietary rights of others.

MANUFACTURING

    We currently manufacture, as part of our ongoing development efforts, small non-GMP (good manufacturing practices as promulgated by the FDA) batches of AngioMARK in our laboratories located in Cambridge, Massachusetts. AngioMARK for use in preclinical and Phase I and II clinical trials has been manufactured in accordance with GMP by outside contractors. As part of its strategic alliance with the Company, Mallinckrodt will serve as primary manufacturer for AngioMARK thereafter worldwide except for Japan and, possibly, for Japan. If Mallinckrodt is unable to produce AngioMARK in adequate amounts and at a reasonable cost or to comply with any applicable regulations, including GMP, it could have a material adverse effect on the our business, financial condition and results of operations. Furthermore, should Mallinckrodt fail to fulfill its manufacturing responsibilities satisfactorily, we could be forced to find an alternative manufacturer. There can be no assurance that we would be able to find such an alternative manufacturer. In the event we were forced to develop our own FDA-approved full-scale manufacturing capability, it would require significant expenditures of capital and management attention and resources and could require us to obtain a license from a third party, and would result in a delay in the approval or commercialization of AngioMARK. There can be no assurance that we would be able to obtain such a license on commercially reasonable terms, if at all. We currently procure the raw materials for the various components of AngioMARK from a broad variety of vendors and, wherever possible, maintain relationships with multiple vendors for each component. There are a number of components of AngioMARK for which the largest suppliers may have significant control over the market price due to controlling market shares. If any one of our suppliers decided to increase prices significantly or reduce quantities of any component of AngioMARK available for sale to us, it could have a material adverse effect on our ability to commercialize AngioMARK and on our business, financial condition and results of operations. See "--Strategic Alliances."

GOVERNMENT REGULATION

    The manufacture and commercial distribution of our product candidates are subject to extensive governmental regulation in the United States and other countries. Pharmaceuticals, including contrast-imaging agents for use with MRI, are regulated in the United States by the FDA under the Food, Drug and Cosmetic Act ("FD&C Act") and require FDA approval prior to commercial distribution. Pursuant to the FD&C Act, pharmaceutical manufacturers and distributors must be registered with the FDA and are subject to ongoing FDA regulation, including periodic FDA inspection of their facilities and review of their operating procedures. Noncompliance with applicable requirements can result in failure to receive approval, withdrawal of approval, total or partial suspension of production, fines, injunctions, civil penalties, recalls or seizure of products and criminal prosecution, each of which would have a material adverse effect on our business, financial conditions and results of operations.

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

(iii) completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the pharmaceutical for its intended use;
(iv) submission to the FDA of an NDA; and (v) approval of the NDA by the FDA prior to any commercial sale or shipment of the agent. In November 1997, the Food and Drug Administration Modernization Act of 1997 was passed and signed into law (the "Act"). The Act, most of which became effective in February 1998, promises, among other things, to streamline the approval process for drugs and enable patients with serious diseases to more easily access experimental products. The effect, if any, of the Act on the Company, AngioMARK and our other product candidates is not known at this time.

    Preclinical studies include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulation. The results of the preclinical studies are submitted to the FDA as part of an IND, and unless the FDA objects, the IND will become effective
30 days following its receipt by the FDA. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol together with information about the clinical investigators who will perform the studies and the institutions at which the trials will be performed are submitted to the FDA as part of the IND. Government Regulation (continued)

    An independent institutional review board ("IRB") at each institution at which the trial will be conducted will also be asked by the principal investigator at that institution to approve, according to FDA regulations governing IRBs, the trials that will be performed at that institution. The IRB will consider, among other things, ethical factors, the protection of human subjects and the possible liability of the institution.

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

    We have completed two Phase I clinical trials to date; the first was completed in February 1997, and the second in February 1998. No clinically significant adverse events were reported for these Phase I trials. In
June 1998, we completed a Phase II clinical trial to test the safety and preliminary efficacy of AngioMARK-enhanced MRA for the evaluation of PVD. In June 1999, we initiated a Phase III clinical trial to determine the efficacy of AngioMARK-enhanced MRA for the detection of AIOD.

    Phase II trials to assess the safety and feasibility of AngioMARK-enhanced MR imaging in the diagnosis of CAD and breast cancer, respectively, are currently ongoing. The process of completing clinical testing and obtaining FDA approval for a new product is likely to take a number of years. When the study for a particular indication as described in the IND is complete, and assuming that the results support the safety and efficacy of the product for that indication, the Company intends to submit an NDA to the FDA. The NDA approval process can be expensive, uncertain and lengthy. Although the FDA is supposed to complete its review of an NDA within 180 days of the date that it is filed, the review time is often significantly extended by the FDA, which may require more information or clarification of information already provided in the NDA. During the review period, an FDA advisory committee likely will be asked to review and evaluate the application and provide recommendations to the FDA about approval of the pharmaceutical. In addition, the FDA will inspect the facility at which the pharmaceutical is manufactured to ensure compliance with GMP and other applicable regulations. Failure of the third-party manufacturers to comply or come into compliance with GMP requirements could significantly delay FDA approval of the NDA. The FDA may grant an unconditional approval of an agent for a particular indication or may grant approval conditioned on further post-marketing testing and/or surveillance programs to monitor the agent's efficacy and side effects. Results of these post-marketing programs may prevent or limit the further marketing of the agent. In addition, further studies and a supplement to the initially approved NDA will be required to gain approval for the use of an approved product in indications other than those for which the NDA was approved initially.

    While we, because of our agreement with Mallinckrodt, do not currently intend to manufacture any of our products ourselves once they are approved, we may choose to do so in the future. Should we decide to manufacture our products, we would be required to obtain a license from a third party having rights to patents which may cover certain of our contrast agents. There can be no assurance that we would be able to obtain such a license from the third party. Furthermore, our manufacturing facilities would be subject to inspection and approval by the FDA before we could begin commercial distribution of product from our own manufacturing facilities. See "Business--Patents and Proprietary Rights."

    After an NDA is approved, we would continue to be subject to pervasive and continuing regulation by the FDA, including record keeping requirements, reporting of adverse experience from the use of the agent and other requirements imposed by the FDA. FDA regulations also require FDA approval of an NDA supplement for certain changes if they affect the safety and efficacy of the pharmaceutical, including, but not limited to, new indications for use, labeling changes, the use of a different facility to manufacture, process or package the product, changes in manufacturing methods or quality control systems and changes in specifications for the product. Failure by us to receive approval of an NDA supplement could have a material adverse effect on our business, financial condition and results of operations.

    The advertising of most FDA-regulated products is subject to FDA and Federal Trade Commission jurisdiction, but the FDA has sole jurisdiction over advertisements for prescription drugs. We are and may be subject to regulation under state and Federal law regarding occupational safety, laboratory practices, handling of chemicals, environmental protection and hazardous substance control. We also will be subject to other present and possible future local, state, federal and foreign regulation. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

    Approval and marketing of pharmaceutical products outside of the United States are subject to regulatory requirements that vary widely from country to country. In the European Union ("EU"), the general trend has been towards coordination of common standards for clinical testing of new agents, leading to changes in various requirements imposed by each EU country. The level of regulation in the EU and other foreign jurisdictions varies widely. The time required to obtain regulatory approval from comparable regulatory agencies in each foreign country may be longer or shorter than that required for FDA approval. In addition, in certain foreign markets we may be subject to governmentally mandated prices for our products.

    Regulations regarding the approval, manufacture and sale of our product candidates are subject to change. We cannot predict what impact, if any, such changes might have on our business, financial condition or results of operations.

    Our research, development and manufacturing processes require the use of hazardous substances and testing on certain laboratory animals. As a result, we are also subject to federal, state, and local laws, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and waste as well as the use of and care of laboratory animals. These laws and regulations are all subject to change. We cannot predict what impact, if any, such changes might have on our business, financial condition or results of operations.

REIMBURSEMENT

    We expect that sales volumes and prices of our products will be dependent in large measure on the availability of reimbursement from third-party payors and that individuals seldom would be willing or able to pay directly for all the costs associated with procedures which in the future may incorporate the use of our products. We expect that our products will be purchased by hospitals, clinics, doctors and other users that bill various third-party payors, such as Medicare, Medicaid and other government insurance programs, and private payors including indemnity insurers, Blue Cross Blue Shield plans and managed care organizations ("MCOs") such as health maintenance organizations. Most of these third-party payors provide coverage for MRI for some indications when it is medically necessary, but the amount that a third-party payor will pay for MRI may not include a separate payment for a contrast imaging agent that is used with MRI. Reimbursement rates vary depending on the procedure performed, the third-party payor, the type of insurance plan and other factors. For example, Medicare pays hospitals a prospectively determined amount for an in-patient stay based on a Medicare beneficiary's discharge diagnosis related group ("DRG"). This payment includes payment for any procedure, including MRI that is performed while a beneficiary is in the hospital. No additional payment is made for contrast agents used during the procedure. Other third-party payors may pay a hospital an additional amount for an MRI procedure performed on an in-patient according to another methodology such as a fee schedule or a percentage of charge. Such payment may or may not include a payment for a contrast imaging agent. In the outpatient setting, Medicare and other third-party payors may pay for all, some portion of, or none of the cost of contrast agents used with MRI.

    Third-party payors carefully review and increasingly challenge the prices charged for procedures and medical products. In the past few years, the amounts paid for radiology procedures in particular have come under careful scrutiny and have been subject to decreasing reimbursement rates. In addition, an increasing percentage of insured individuals are receiving their medical care through MCOs which monitor and often require preapproval of the services that a member will receive. Many MCOs are paying their providers on a capitated basis which puts the providers at financial risk for the services provided to their patients by paying them a predetermined payment per member per month. The percentage of individuals, including Medicare beneficiaries, covered by MCOs is expected to grow in the United States over the next decade. We believe that the managed care approach to healthcare and the growth in capitated arrangements and other arrangements under which the providers are at financial risk for the services that are provided to their patients will facilitate the market acceptance of our products, as we believe that the use of our products will significantly lower the overall costs and improve the effectiveness of managing patient populations. There can be no assurance, however, that our products will be available, will lower costs of care for any patients or that providers will choose to utilize them even if they do, or if reimbursement will be available.

    In foreign markets, reimbursement is obtained from a variety of sources, including governmental authorities, private health insurance plans and labor unions. In most foreign countries, there are also private insurance systems that may offer payments for alternative therapies. Although not as prevalent as in the United States, health maintenance organizations are emerging in certain European countries. We may need to seek international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner or at all. Failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of our product candidates in the international markets in which such approvals are sought.

    We believe that reimbursement in the future will be subject to increased restrictions such as those described above, both in the United States and in foreign markets. We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by the Company. There can be no assurance, in either the United States or foreign markets, that third party reimbursement and coverage will be available or adequate, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation, or reimbursement policies of third-party payors will not otherwise adversely affect the demand for our product candidates or our ability to sell our product candidates on a profitable basis, particularly if MRI exams enhanced with our contrast agents are more expensive than competing vascular imaging techniques that are equally effective. The unavailability or inadequacy of third-party payor coverage or reimbursement could have a material adverse effect on our business, financial condition and results of operations.

PRODUCT LIABILITY INSURANCE

    The clinical and commercial development of pharmaceuticals, including contrast agents such as those being developed by us, may entail exposure to product liability claims. While we have never been subject to any liability claims stemming from the manufacture of or preclinical or clinical trials of our products, there can be no assurance that we will not face such claims in the future. While we currently have product liability insurance coverage for the clinical research use of our product candidates, there can be no assurance that such coverage limits will be adequate nor that a successful product liability lawsuit would not have a material adverse effect on us. We do not have product liability insurance coverage for the commercial sale of our products but intend to obtain such coverage if and when our products are commercialized. If and when AngioMARK or our other product candidates are approved for marketing by the FDA, or similar foreign regulatory bodies, there can be no assurance that sufficient product liability insurance will be available on terms acceptable to us or at all.

EMPLOYEES

    As of December 31, 1999 we employed 81 persons on a full-time basis, of which 65 were involved in research and development and 16 in administration and general management. Twenty-seven of our employees hold Ph.D. or M.D. degrees. We believe that our relations are good with all of our employees. None of our employees are a party to a collective bargaining agreement.

RESEARCH AND DEVELOPMENT

    During the years ended December 31, 1999, 1998, and 1997, we incurred research and development expenses of $14,667,370, $13,349,337 and $8,899,197, respectively.

ITEM 2. PROPERTIES

    We lease a total of 17,050 square feet of space at 71 Rogers Street and adjacent locations, and 13,310 square feet at 161 First Street, all in Cambridge, Massachusetts. The current lease at 71 Rogers Street and adjacent locations runs until December 31, 2002, and we have an option to extend the lease for an additional three or five years. During 1999, we extended our lease at 161 First Street through December 31, 2002. We believe that our current facilities and currently available space are adequate to meet our requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    We are not a party to any material legal proceedings that would have a negative impact on the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding the executive officers and key employees of the Company as of December 31, 1999:

            NAME                AGE                              POSITION
            ----              --------                           --------
Michael D. Webb.............        41   Chief Executive Officer and Secretary

Stephen C. Knight, M.D......        39   President and Chief Operating Officer

James E. Smith, Ph.D........        56   Executive Vice President, Research & Development

Randall B. Lauffer, Ph.D....        42   Chief Scientific Officer

E. Kent Yucel, M.D..........        43   Senior Vice President and Chief Medical Officer

Susan M. Flint..............        48   Vice President, Regulatory Affairs and Clinical
                                         Operations

Pamela E. Carey.............        41   Director of Finance and Treasurer

    Michael D. Webb joined us in December 1994 from Ciba-Corning
Diagnostics, Inc., where he was most recently Senior Vice President, Worldwide Marketing and Strategic Planning. During his tenure at Ciba from April 1989 to December 1994, Mr. Webb's achievements included the development and commercialization of the ACS:180\R immunodiagnostics system. From 1984 to 1989, Mr. Webb was a senior consultant at Booz, Allen & Hamilton, Inc., specializing in healthcare and life sciences. Mr. Webb holds a MM in marketing and finance from the J.L. Kellogg Graduate School of Management at Northwestern University.

    Dr. Stephen C. Knight joined us in July 1996 and most recently served as Chief Financial Officer and Senior Vice President, Finance and Business Development, before being promoted to President and Chief Operating Officer in November 1999. From April 1991 to June 1996, Dr. Knight was a senior consultant with Arthur D. Little specializing in biotechnology, pharmaceuticals and valuation. Dr. Knight was also a consultant at APM, Inc., a consulting company. Prior to 1990, Dr. Knight performed research at AT&T Bell Laboratories, the National Institute of Neurological and Communicative Diseases and Stroke, and Yale University. He serves on the board of directors of Pharmos, Inc.
Dr. Knight holds an M.D. from the Yale University School of Medicine and a MPPM from the Yale School of Organization and Management.

    Dr. James E. Smith has over 20 years experience in the in vivo diagnostics industry. Prior to joining EPIX in February 1996, Dr. Smith worked for 16 years at Du Pont Merck Pharmaceutical Company, where his experience included research and development, regulatory, QA/QC and manufacturing for the radio-pharmaceutical division, most recently as Senior Director of Radiopharmaceutical Research and Development. Dr. Smith has published and lectured on radio-pharmaceutical research and development. Dr. Smith received his Ph.D. in inorganic chemistry from the University of Washington.

    Dr. Randall B. Lauffer founded EPIX Medical, Inc. in November 1988 and served as Chief Executive Officer until December 1994 and as Chairman until October 1996. From November 1983 to March 1992, Dr. Lauffer was a member of the faculty of Harvard Medical School, serving most recently as Assistant Professor of Radiology from 1987 to 1992. During this time he was also Director of the NMR Contrast Media Laboratory at MGH as well as an NIH Postdoctoral Fellow and an NIH New Investigator. Dr. Lauffer is the primary inventor of our core technology and is the originator of several types of MRI technology, including hepatobiliary (liver-enhancing) agents, vascular agents, tissue blood flow agents, and strategies to increase the magnetic efficiency of MRI agents in the body. He has written over 50 scientific publications and two books, and has been named on several U.S. patents. Dr. Lauffer holds a Ph.D. in inorganic chemistry from Cornell University.

    Dr. E. Kent Yucel joined us in June 1996. From March 1993 to July 1996, he was Chief of Vascular and Interventional Radiology and Director of MRI at Boston Medical Center and Professor of Radiology at Boston University Medical School. From July 1988 to February 1993 he served as Assistant Professor of Radiology at MGH and Harvard Medical School. Dr. Yucel was Principal Investigator for a Phase III vascular imaging trial of ProHance(R), the nonspecific MRI agent now sold by Bracco. Dr. Yucel is the editor and co-author of Magnetic Resonance Angiography (McGraw-Hill, 1995). Dr. Yucel received his M.D. from Harvard Medical School.

    Ms. Susan M. Flint joined us in April 1995. She is a Regulatory Affairs specialist with over twenty years of experience in regulatory submissions and clinical trials. She was a regulatory affairs/clinical research consultant to various companies, including EPIX, from April 1993 to April 1995. Ms. Flint previously held the position of Director of Clinical Trials at Advanced Magnetics, Inc. from February 1989 to March 1993 and Director of Regulatory Affairs at Du Pont Pharmaceutical Company from June 1975 to January 1989. She has filed a number of applications for INDs and ten NDAs, along with several medical device applications. Ms. Flint is certified by the Regulatory Affairs Professional Society. She received her M.S. in pharmacology from Northeastern University.

    Ms. Pamela E. Carey joined us in June 1998 from private practice where she served as a consultant to several life science and technology companies. From July 1992 to March 1994, she was Director of Finance at Intellution, Inc. and from February 1989 to June 1992, she was Corporate Controller at Genetics Institute, Inc. Ms. Carey also served as Corporate Controller of ISI
Systems, Inc. from June 1987 to January 1989 and as Audit Manager at Arthur Young & Company from 1980 to 1987. Ms. Carey is a certified public accountant and holds a B.S. degree in accounting from Canisius College.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our Common Stock commenced trading on the Nasdaq Stock Market on
January 30, 1997 under the symbol "EPIX", and is listed on Nasdaq's National Market. The following table sets forth, for the periods indicated, the range of the high and low bids for our Common Stock:

                                                                HIGH       LOW
                                                              --------   --------
1998
First Quarter...............................................   $15.00     $11.88
Second Quarter..............................................    13.44       9.50
Third Quarter...............................................    11.00       4.88
Fourth Quarter..............................................    10.38       6.13
1999
First Quarter...............................................   $11.44     $ 8.00
Second Quarter..............................................     8.87       5.00
Third Quarter...............................................     7.37       4.12
Fourth Quarter..............................................    11.50       6.12
2000
First Quarter (through March 14, 2000)......................   $26.75     $ 8.87

    The above quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    On March 14, 2000 the last reported bid for the Common Stock was $17.50 per share. As of March 14, 2000 there were approximately 96 holders of record of our Common Stock and approximately 1,000 beneficial holders. To date we have neither declared nor paid any cash dividends on shares of our Common Stock and do not anticipate doing so for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data are derived from our audited financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Financial Statements, related Notes and other financial information included herein.

                                                         YEAR ENDED                           NINE MONTHS
                                  ---------------------------------------------------------      ENDED
                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                      1999           1998           1997           1996         1995 (1)
                                  ------------   ------------   ------------   ------------   ------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:

Revenues........................     $ 1,144        $ 1,781        $ 4,228        $10,010       $   900
Operating income (loss).........     (17,935)       (15,825)        (7,462)           269        (4,770)
Net income (loss)...............     (16,983)       (13,998)        (6,112)           268        (4,893)

Earnings (loss) per share:
Basic...........................     $ (1.47)       $ (1.23)       $ (0.73)       $  0.12       $ (3.27)
Diluted.........................     $ (1.47)       $ (1.23)       $ (0.73)       $  0.03       $ (3.27)

Weighted average common shares
  outstanding:
Basic...........................      11,556         11,354          8,333          1,561         1,498
Diluted.........................      11,556         11,354          8,333          7,732         1,498

                                                                     DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1999       1998       1997       1996       1995
                                                 --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments..................................  $14,140    $29,101    $42,813    $10,664    $   150
Working capital (deficit)......................   10,514     25,593     39,673      8,299     (1,327)
Total assets...................................   17,886     32,903     44,775     12,575      1,211
Long-term liabilities..........................    2,281      1,374        279        176        342
Redeemable convertible preferred stock.........                                    17,204      3,956
Total stockholders' equity (deficit)...........   10,764     27,503     41,046     (7,240)    (7,336)

------------------------

(1) In 1995, we changed our fiscal year end from March 31 to December 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Since commencing operations in 1992, we have been engaged principally in the research and development of our product candidates as well as seeking various regulatory clearances and patent protection. We have had no revenues from product sales and have incurred losses since inception through December 31, 1999 aggregating approximately $45.4 million. We have received revenues in connection with various licensing and collaboration agreements. In August 1996, we entered into a strategic alliance with Mallinckrodt pursuant to which we received
$6.0 million in up-front license fees. The agreement provided for an additional $2.0 million milestone payment, which was received in July 1997. In March 1996, we entered into a strategic alliance with Daiichi. Under this agreement, we received $3.0 million in license fees and $5.0 million from the sale of shares of our preferred stock, and were entitled to receive up to $3.3 million in future payments based upon our achievement of certain product development milestones. We received $900,000 of such milestone payments in July 1997.

    We expect continued operating losses for the next several years as we incur expenses to support research, development and efforts to obtain regulatory approvals.

    Our initial product candidate, AngioMARK, is currently our only product candidate undergoing human clinical trials. We filed an IND application for AngioMARK in July 1996. We initiated a Phase I clinical trial in 1996 and a Phase I dose escalation study in 1997, both of which have been completed. We completed a Phase II clinical trial in June 1998 to test the safety and preliminary efficacy of AngioMARK-enhanced MRA for the evaluation of PVD and are currently conducting a Phase II feasibility trial to test the safety and feasibility of AngioMARK-enhanced MRA for the evaluation of CAD. In addition, in January 1998, we initiated a Phase II clinical trial to test the safety and feasibility of AngioMARK for detecting breast cancer. Enrollment in this trial was completed in March 2000. In June 1999, we initiated a Phase III clinical trial to determine the efficacy of AngioMARK-enhanced MRA for the detection of AIOD.

    We anticipate fluctuation in our quarterly results of operations due to several factors, including: the timing of fees and milestone payments received from strategic partners; the formation of new strategic alliances by us; the timing of expenditures in connection with research and development activities; the timing of product introductions and associated launch, marketing and sales activities; and the timing and extent of product acceptance for different indications and geographical areas of the world.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 AND YEAR ENDED DECEMBER 31, 1998

Revenues

    Revenues for the year ended December 31, 1999 and 1998 totaled $1.1 million and $1.8 million, respectively, and were derived from work performed in connection with product development contracts. The decrease in revenues was due to the timing of cost-sharing reimbursements, based on development costs incurred by us and our partners.

Research and Development Expenses

    Research and development expenses for the year ended December 31, 1999 were $14.7 million as compared to $13.3 million for 1998. The increased expenses resulted from higher manufacturing costs of material to be provided to our Japanese partner, Daiichi, and increased personnel and related costs associated with advancing AngioMARK through clinical trials.

General and Administrative Expenses

    General and administrative expenses for the year ended December 31, 1999 were $4.4 million as compared to $4.3 million for 1998. The slight increase was due to higher legal costs associated with ongoing patent activities and was partially offset by lower compensation expense and recruiting costs.

Interest Income and Expense

    Interest income for the year ended December 31, 1999 was $1.2 million as compared to $1.9 million for 1998. The $700,000 decrease was primarily due to lower average levels of invested cash, cash equivalents and marketable securities during 1999. Interest expense for the year ended December 31, 1999 was $222,000 as compared to $61,000 in 1998. The increase in interest expense was attributable to a higher average note payable balance outstanding during 1999.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 AND YEAR ENDED DECEMBER 31, 1997

Revenues

    For the year ended December 31, 1998, revenues totaled $1.8 million and were derived from work performed in connection with product development contracts. Revenues for the year ended December 31, 1997 totaled $4.2 million and included milestone payments of $2.0 million received from Mallinckrodt and

$900,000 received from Daiichi pursuant to collaboration agreements covering our lead product, AngioMARK. Revenues in 1997 also included $1.3 million for work performed in connection with product development contracts.

Research and Development Expenses

    Research and development expenses for the year ended December 31, 1998 were $13.3 million as compared to $8.9 million for 1997. The increase resulted from higher costs associated with advancing AngioMARK through clinical trials and the addition of personnel and resources to support research in the area of thrombus imaging and further development of our core technology.

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

Year 2000

    In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We expensed approximately $25,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products or services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that arise are addressed promptly.

Liquidity and Capital Resources

    We have financed our operations from inception through December 31, 1999 primarily with $14.3 million in net proceeds from our initial public offering completed in February 1997, $22.9 million from a follow-on public offering of common stock in November 1997, $18.4 million from private sales of equity securities, $18.0 million received from third parties in connection with collaboration and license arrangements, $2.6 million of equipment lease financing and $5.0 million in interest income. From inception through December 31, 1999, we have incurred $70.6 million of costs attributable to operating activities, including $52.2 million related to the research and development of technology and new product candidates, including AngioMARK.

    Our principal sources of liquidity consist of cash, cash equivalents and marketable securities, which totaled $14.1 million at December 31, 1999, as compared to $29.1 million at December 31, 1998.

    In October 1999, we entered into a Non-Negotiable Promissory Note and Security Agreement (the "Loan") with Mallinckrodt pursuant to which we are eligible to borrow up to $9.5 million from Mallinckrodt, on a quarterly basis, to cover our share of AngioMARK development costs. The Loan bears interest, adjustable on a quarterly basis, at the Prime Rate published in the Wall Street Journal. The Loan is repayable in full on the earliest to occur of (i) October 1, 2002,
(ii) thirty days after the date of the First Commercial Sale of Licensed Product in the Territory (as such terms are defined in our Strategic Collaboration Agreement with Mallinckrodt dated August 30, 1996, as amended (the "Strategic Collaboration Agreement")) and (iii) thirty days after the first date upon which we could reasonably repay all outstanding principal and interest on the Loan without creating any reasonably foreseeable risk that we would be otherwise entitled to receive a loan from Mallinckrodt under the existing terms of the Strategic Collaboration Agreement within six months of the date of any such repayment. The Loan is secured by a first priority security interest in all of our intellectual property. Although the possibility exists that the loan will become repayable within the next twelve months pursuant to repayment provision
(iii) above, the conditions required to be met by such provision require our speculation concerning both the probability and success of certain future financial transactions. Due to our current uncertainty that such future transactions will occur or will occur such as to cause repayment provision
(iii) above to apply, we have classified the Loan as a long-term obligation. We received $1,583,557 pursuant to the Loan during November 1999 to cover our share of third quarter 1999 AngioMARK development costs.

    We are eligible to receive additional payments of $2.4 million from Daiichi upon the attainment of certain future AngioMARK development milestones. Daiichi is responsible for funding development of AngioMARK in Japan. Under our agreement with Mallinckrodt, we and Mallinckrodt generally will share equally in future development costs of AngioMARK up to a specified maximum amount.

    During the year ended December 31, 1999, we used approximately
$15.7 million of cash for operating activities, exclusive of license fee revenues. We expect that our cash needs for operations will increase significantly in future periods due to planned clinical trials and other expenses associated with the development of AngioMARK and new research and development programs.

    We estimate that existing cash, cash equivalents and marketable securities, and the Loan from Mallinckrodt will be sufficient to fund our operations through the first quarter of 2001. We believe that we will need to raise additional funds for research, development and other expenses, through equity or debt financing, strategic alliances or otherwise, prior to commercialization of any of our product candidates. There can be no assurance that additional financing will be available on terms acceptable to us, or at all. Our future liquidity and capital requirements will depend on numerous factors, including the following: the progress and scope of clinical trials; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both United States and foreign governmental approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the extent to which our products gain market acceptance; the timing and costs of product introductions; the extent of our ongoing research and development programs; the costs of training physicians to become proficient with the use of our products; and, if necessary, once regulatory approvals are received, the costs of developing marketing and distribution capabilities.

    Because of anticipated spending to support development of AngioMARK and new research programs, we do not expect positive cash flow from operating activities for any future quarterly or annual period prior to commercialization of AngioMARK. We anticipate continued investments in fixed assets, including equipment and facilities expansion to support new and continuing research and development programs. We have in place a lease agreement that will enable us to utilize our current principal scientific facilities through December 31, 2002, and we have an option to extend the lease for an additional three or five years. We also have a lease for nearby office space, which expires in December 2002.

    We have incurred tax losses to date and therefore have not paid significant federal or state income taxes since inception. At December 31, 1999, we had loss carryforwards of approximately $42.7 million available to offset future taxable income. These amounts expire at various times through 2014. As a result of ownership changes resulting from sales of equity securities, our ability to use the loss carryforwards is subject to limitations as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"). We currently estimate that the annual limitation on our use of net operating losses through May 31, 1996 will be approximately $900,000. Pursuant to Sections 382 and 383 of the Code, the change in ownership resulting from public equity offerings in 1997 and any other future ownership changes may further limit utilization of losses and credits in any one year. We also are eligible for research and development tax credits that can be carried forward to offset federal taxable income. The annual limitation and the timing of attaining profitability may result in the expiration of net operating loss and tax credit carryforwards before utilization.

We do not believe that inflation has had a material impact on our operations.

    The discussion included in this section as well as elsewhere in the Annual report on Form 10-K may contain forward-looking statements based on our current expectations. Such statements are subject to risks and uncertainties which could cause actual results to differ from those projected. See "Factors Regarding Forward Looking Statements" attached hereto as Exhibit 99.1 and incorporated by reference into this Form 10-K. Readers are cautioned not to place undue reliance on the forward looking statements which speak only as the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"), as amended by SFAS No. 137, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We are presently analyzing the impact, if any, that the adoption of SFAS No. 133 will have on our financial condition or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." The SAB formalizes positions the staff has expressed in speeches and comment letters. SAB 101 is effective no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. While we are presently analyzing the effect on our financial condition or results of operations, we do not anticipate SAB 101 will have a material impact.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    INTEREST RATES. We invest our cash in a variety of financial instruments, including bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars.

    Interest income on our investments is recorded as "Interest income." We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS"). All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

    Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on our financial condition. Our investment securities are held for purposes other than trading. While certain of the investment securities had maturities in excess of one year, we may liquidate such securities within one year. The weighted-average interest rate on investment securities at December 31, 1999 was 6.3%. The fair market value of securities held at December 31, 1999 was $13,709,980.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial Statements and supplementary data appear at pages F-1 through F-24 of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (A) DIRECTORS. The information required under this item is incorporated herein by reference to the section entitled "Election of Directors" in our definitive Proxy Statement for our 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") to be filed with the Commission not later than April 30, 2000.

    (B) EXECUTIVE OFFICERS.  See Item 4A. of Part I above.

ITEM 11. EXECUTIVE COMPENSATION

    The information required under this item is incorporated herein by reference to the section entitled "Executive Compensation" in the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required under this item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners And Management" in the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required under this item is incorporated herein by reference to the section entitled "Certain Transactions" in the 2000 Proxy Statement.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.  Documents filed as part of this Report:

1.  Financial Statements:

            Index to Financial Statements:                                   F-1
              Report of Independent Auditors............................     F-2
              Financial Statements:
                Balance Sheets..........................................     F-3
                Statements of Operations................................     F-4
                Statements of Redeemable, Convertible
                  Preferred Stock and Stockholders' Equity..............     F-5
                Statements of Cash Flows................................     F-9
                Notes to Financial Statements...........................    F-10

2.  Financial Statement Schedules

       All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

b.  Reports on Form 8-K filed in the fourth quarter of 1999:

    Form 8-K filed October 28, 1999:

       Item 5. Other Events--Issuance of Non-negotiable Promissory Note and Security Agreement to Mallinckrodt, Inc.

    Form 8-K filed November 3, 1999:

       Item 5. Other Events--Promotion of Stephen C. Knight, M.D. to President and Chief Operating Officer

c.  Exhibits

 3.1                      Restated Certificate of Incorporation of the Company. Filed
                          as Exhibit 4.1 to the Company's Registration Statement on
                          Form S-8 (File No. 333-30531) and incorporated herein by
                          reference.
 3.2                      Form of Amended and Restated By-Laws of the Company. Filed
                          as Exhibit 4.2 to the Company's Registration Statement on
                          Form S-8 (File No. >333-30531) and incorporated herein by
                          reference.
 4.1                      Specimen certificate for shares of Common Stock of the
                          Company. Filed as Exhibit 4.1 to the Company's Registration
                          Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.1+                     Agency Agreement between the Company and Sumitomo
                          Corporation dated March 13, 1992. Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File
                          No. 333-17581) and incorporated herein by reference.
10.2+                     Amendment to the Agency Agreement between the Company and
                          Sumitomo Corporation dated June 26, 1992. Filed as
                          Exhibit 10.2 to the Company's Registration Statement on
                          Form S-1 (File No. 333-17581) and incorporated herein by
                          reference.

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

10.33                     Form of Consulting and Confidentiality Agreement between the
                          Company and certain consultants of the Company. Filed as
                          Exhibit 10.33 to the Company's Registration Statement on
                          Form S-1 (File No. 333-17581) and incorporated herein by
                          reference.
10.34                     Form of Invention and Non-Disclosure Agreement between the
                          Company and certain employees of the Company. Filed as
                          Exhibit 10.34 to the Company's Registration Statement on
                          Form S-1 (File No. 333-17581) and incorporated herein by
                          reference.
10.35                     Form of Non-Competition and Non-Solicitation Agreement
                          between the Company and certain employees of the Company.
                          Filed as Exhibit 10.35 to the Company's Registration
                          Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.36                     Form of Common Stock Purchase Agreement. Filed as
                          Exhibit 10.36 to the Company's Registration Statement on
                          Form S-1 (File No. 333-17581) and incorporated herein by
                          reference.
10.37                     Form of Stock Purchase and Right of First Refusal Agreement.
                          Filed as Exhibit 10.37 to the Company's Registration
                          Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.38                     Collaboration Agreement effective as of June 20, 1997
                          between Dyax Corp. and the Company. Filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the period ended September 30, 1997 (File No. 000-21863) and
                          incorporated herein by reference.
10.39                     Short Form Lease from Trustees of the Cambridge Trust to the
                          Company with a commencement date of January 1, 1998. Filed as Exhibit 10.39 to the Company's Registration Statement on
                          Form S-1 (File No. 333-38399) and incorporated herein by
                          reference.
10.40                     Sublease dated as of October 31, 1997 between the Company
                          and SatCon Technology Corporation. Filed as Exhibit 10.40 to
                          the Company's annual report on Form 10-K for the period
                          ended December 31, 1998 (File No. 000-21863) and
                          incorporated herein by reference.
10.41                     First Amendment to Sublease dated as of July 15, 1998
                          between the Company and SatCon Technology Corporation. Filed as Exhibit 10.41 to the Company's annual report on
                          Form 10-K for the period ended December 31, 1998 (File
                          No. 000-21863) and incorporated herein by reference.
10.42++                   Amendment No. 1 dated as of September 10, 1998 to the
                          Strategic Collaboration Agreement between the Company and
                          Mallinckrodt Medical, Inc. and Mallinckrodt Group Inc. dated
                          August 30, 1996. Filed as Exhibit 10.42 to the Company's
                          annual report on Form 10-K for the period ended
                          December 31, 1998 (File No. 000-21863) and incorporated
                          herein by reference.
10.43                     Promissory Note dated December 21, 1998 between the Company and Finova Technology Finance, Inc. Filed as Exhibit 10.43
                          to the Company's annual report on Form 10-K for the period ended December 31, 1998 (File No. 000-21863) and
                          incorporated herein by reference.
10.44                     First Amendment dated February 8, 1999 to the Short Form
                          Lease dated as of July 7, 1998 with a commencement date as of January 1, 1998 between the Company and the Trustees of
                          The Cambridge East Trust. Filed as Exhibit 10.1 to the
                          Company's quarterly report on Form 10-Q for the period ended
                          March 31, 1999 (File No. 000-21863) and incorporated herein by reference.
10.45                     Sublease extension election for an additional three years, beginning January 1, 2000 and ending December 31, 2002
                          pursuant to Article 5 of the First Amendment to Sublease
                          dated as of July 15, 1998 between the Company and SatCon
                          Technology Corporation. Filed as Exhibit 10.1 to the
                          Company's quarterly report on Form 10-Q for the period ended
                          June 30, 1999 (File No. 000-21863) and incorporated herein by reference.

10.46++                   Amendment No. 2 dated as of July 9, 1999 to the Strategic
                          Collaboration Agreement between the Company and Mallinckrodt
                          Medical, Inc. and Mallinckrodt Group, Inc. dated August 30,
                          1996 and amended pursuant to Amendment No. 1 as of
                          September 10, 1998. Filed herewith.
10.47                     Non-Negotiable Promissory Note dated October 8, 1999 between the Company and Mallinckrodt Inc. Filed herewith.
10.48                     Security Agreement dated October 8, 1999 between the Company and Mallinckrodt Inc. Filed herewith.
23.1                      Consent of Ernst & Young LLP. Filed herewith.
24.1                      Power of Attorney. Contained on signature page hereto.
27.1                      Financial Data Schedule. Filed herewith.
99.1                      Important Factors Regarding Forward-Looking Statements.
                          Filed herewith.

------------------------

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

                               EPIX MEDICAL, INC.

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors..............................     F-2
Financial Statements........................................
Balance Sheets..............................................     F-3
Statements of Operations....................................     F-4
Statements of Redeemable, Convertible Preferred Stock and
  Stockholders' Equity......................................     F-5
Statements of Cash Flows....................................     F-9
Notes to Financial Statements...............................    F-10

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders EPIX Medical, Inc.

    We have audited the accompanying balance sheets of EPIX Medical, Inc. as of December 31, 1999 and 1998, and the related statements of operations, redeemable, convertible preferred stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EPIX Medical, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Boston, Massachusetts
February 5, 2000

                               EPIX MEDICAL, INC.

                                 BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Assets
Current assets:
Cash and cash equivalents...................................  $   430,124    $   369,454
Available-for-sale marketable securities....................   13,709,980     28,731,747
Prepaid expenses and other current assets...................    1,214,929        517,701
                                                              -----------    -----------
Total current assets........................................   15,355,033     29,618,902
Property and equipment, net.................................    2,058,282      2,861,277
Notes receivable from officer...............................      356,159        335,888
Other assets................................................      116,109         87,152
                                                              -----------    -----------
Total assets................................................  $17,885,583    $32,903,219
                                                              ===========    ===========
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses.......................  $ 3,753,836    $ 2,681,137
Contract advances...........................................      308,955        611,038
Current portion of capital lease obligations................      379,911        384,976
Current portion of note payable.............................      397,864        349,009
                                                              -----------    -----------
Total current liabilities...................................    4,840,566      4,026,160
Capital lease obligations, less current portion.............      323,748        602,407
Note payable, less current portion..........................      373,783        771,647
Loan payable to strategic partner...........................    1,583,557             --
Stockholders' equity:
Common stock, $.01 par value, 15,000,000 shares authorized;
  11,680,315 and 11,458,401 shares issued and outstanding at
  December 31, 1999 and 1998, respectively..................      116,803        114,584
Additional paid-in capital..................................   56,520,680     55,839,411
Loans to stock option holders...............................     (387,430)      (123,119)
Accumulated deficit.........................................  (45,398,477)   (28,415,324)
Other comprehensive income (loss)...........................      (87,647)        87,453
                                                              -----------    -----------
Total stockholders' equity..................................   10,763,929     27,503,005
                                                              -----------    -----------
Total liabilities and stockholders' equity..................  $17,885,583    $32,903,219
                                                              ===========    ===========

                            See accompanying notes.

                               EPIX MEDICAL, INC.

                            STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                           1999           1998          1997
                                                       ------------   ------------   -----------
Revenues.............................................  $  1,144,056   $  1,780,985   $ 4,227,526
Operating expenses:
  Research and development...........................    14,667,370     13,349,337     8,899,197
  General and administrative.........................     4,411,194      4,256,557     2,790,222
                                                       ------------   ------------   -----------
Total operating expenses.............................    19,078,564     17,605,894    11,689,419
                                                       ------------   ------------   -----------
Operating loss.......................................   (17,934,508)   (15,824,909)   (7,461,893)
Interest income......................................     1,173,136      1,887,812     1,411,803
Interest expense.....................................      (221,781)       (61,132)      (62,003)
                                                       ------------   ------------   -----------
Net loss.............................................  $(16,983,153)  $(13,998,229)  $(6,112,093)
                                                       ============   ============   ===========
Weighted average shares:
  Basic and Diluted..................................    11,555,964     11,354,200     8,333,294
                                                       ============   ============   ===========
Loss per common share:
  Basic and Diluted..................................  $      (1.47)  $      (1.23)  $     (0.73)
                                                       ============   ============   ===========

                            See accompanying notes.

                               EPIX MEDICAL, INC.

             STATEMENTS OF REDEEMABLE, CONVERTIBLE PREFERRED STOCK

                       AND STOCKHOLDERS' EQUITY (DEFICIT)

                          REDEEMABLE,
                          CONVERTIBLE                  CONVERTIBLE
                           PREFERRED                    PREFERRED                    COMMON                ADDITIONAL
                             STOCK                        STOCK                      STOCK                   PAID IN
                            SHARES         AMOUNT        SHARES        AMOUNT        SHARES      AMOUNT      CAPITAL
                          -----------   ------------   -----------   -----------   ----------   --------   -----------
Balance at December 31,
  1996..................   6,644,385    $ 17,203,807       93,691    $ 1,037,664    1,564,451   $ 15,644   $   112,960
Issuance of common stock
  Upon exercise of
  Options...............                                                               99,394        994        65,753
Issuance of common stock
  Upon Initial Public
  Offering, net of
  Offering costs of
  $1,831,436 in February
  1997..................                                                            2,300,000     23,000    14,245,564
Conversion of preferred
  Stock to common Stock
  upon initial Public
  offering in February
  1997..................  (6,644,385)    (17,203,807)     (93,691)    (1,037,664)   4,750,278     47,503    18,092,909
Issuance of compensatory
  Stock option grants...                                                                                         3,393
Issuance of common stock
  Upon Follow-on Public
  Offering, net Of
  offering costs of
  $1,819,447 in November
  1997..................                                                            2,467,500     24,675    22,830,879
Issuance of common stock
  Upon Conversion of
  Warrants..............                                                               36,641        367          (367)
Net loss................
                          ----------    ------------   ----------    -----------   ----------   --------   -----------

Balance at December 31,
  1997..................           0               0            0              0   11,218,264    112,183    55,351,091
Issuance of common stock
  upon exercise of
  Options...............                                                              221,793      2,218       249,922
Issuance of common stock
  under employee stock
  purchase plan.........                                                               18,344        183       151,992
Issuance of compensatory
  stock option loan.....
Compensatory stock
  option loan expense...                                                                                        86,406
Net loss................
Available-for-sale
  Marketable securities
    unrealized gain.....

Comprehensive loss......
                          ----------    ------------   ----------    -----------   ----------   --------   -----------

Balance at December 31,
  1998..................           0    $          0            0    $         0   11,458,401   $114,584   $55,839,411

                          ACCRETION OF
                           DIVIDENDS
                               ON
                           REDEEMABLE
                          CONVERTIBLE
                           PREFERRED
                             STOCK
                          ------------
Balance at December 31,
  1996..................   $(101,059)
Issuance of common stock
  Upon exercise of
  Options...............
Issuance of common stock
  Upon Initial Public
  Offering, net of
  Offering costs of
  $1,831,436 in February
  1997..................
Conversion of preferred
  Stock to common Stock
  upon initial Public
  offering in February
  1997..................     101,059
Issuance of compensatory
  Stock option grants...
Issuance of common stock
  Upon Follow-on Public
  Offering, net Of
  offering costs of
  $1,819,447 in November
  1997..................
Issuance of common stock
  Upon Conversion of
  Warrants..............
Net loss................
                           ---------
Balance at December 31,
  1997..................           0
Issuance of common stock
  upon exercise of
  Options...............
Issuance of common stock
  under employee stock
  purchase plan.........
Issuance of compensatory
  stock option loan.....
Compensatory stock
  option loan expense...
Net loss................
Available-for-sale
  Marketable securities
    unrealized gain.....
Comprehensive loss......
                           ---------
Balance at December 31,
  1998..................   $       0

                               EPIX MEDICAL, INC.

             STATEMENTS OF REDEEMABLE, CONVERTIBLE PREFERRED STOCK

                       AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                         ACCUMULATED
                                                            LOANS TO        OTHER                           TOTAL
                                                              STOCK     COMPREHENSIVE                   STOCKHOLDERS'
                                                             OPTION         INCOME         DEFICIT         EQUITY
                                                             HOLDERS        (LOSS)       ACCUMULATED      (DEFICIT)
                                                            ---------   --------------   ------------   -------------
Balance at December 31, 1996..............................                               $(8,305,002)   $ (7,239,793)
Issuance of common stock Upon exercise of options.........                                                    66,747
Issuance of common stock upon Initial Public Offering, net
  of offering Costs of $1,831,436 In February 1997........                                                14,268,564
Conversion of preferred stock to common stock Upon initial
  public Offering in February 1997........................                                                17,203,807
Issuance of compensatory stock option grants..............                                                     3,393
Issuance of common stock upon Follow-on Public Offering,
  net of offering costs of $1,819,447 in November 1997....                                                22,855,554
Issuance of common stock upon Conversion of warrants......
Net loss..................................................                                (6,112,093)     (6,112,093)
                                                                                         ------------   ------------
Balance at December 31, 1997..............................                               (14,417,095)     41,046,179

Issuance of common stock upon exercise of options.........                                                   252,140
Issuance of common stock under employee stock purchase
  plan....................................................                                                   152,175
Issuance of compensatory stock option loan................   (123,119)                                      (123,119)
Compensatory stock option loan expense....................                                                    86,406
Net loss..................................................                               (13,998,229)    (13,998,229)
Available-for-sale marketable securities unrealized
  gain....................................................                  87,453                            87,453
                                                                                                        ------------

Comprehensive loss........................................                                               (13,910,776)
                                                            ---------      -------       ------------   ------------

Balance at December 31, 1998..............................  $(123,119)     $87,453       $(28,415,324)  $ 27,503,005

See accompanying notes.

                               EPIX MEDICAL, INC.

             STATEMENTS OF REDEEMABLE, CONVERTIBLE PREFERRED STOCK

                       AND STOCKHOLDERS' EQUITY (DEFICIT)

                              REDEEMABLE
                              CONVERTIBLE              CONVERTIBLE
                               PREFERRED                PREFERRED                                           ADDITIONAL
                                 STOCK                    STOCK                  COMMON STOCK                 PAID IN
                                SHARES       AMOUNT      SHARES       AMOUNT        SHARES        AMOUNT      CAPITAL
                              -----------   --------   -----------   --------   --------------   --------   -----------
Issuance of common stock
  upon exercise of
  options...................                                                         142,037        1,420       119,388
Issuance of common stock
  under employee stock
  purchase plan.............                                                          24,323          243       116,659
Issuance of compensatory
  stock option plan.........                                                          55,554          556       249,438
Issuance of compensatory
  stock option loan.........
Compensatory stock option
  loan expense..............                                                                                     98,956
Disqualifying disposal of
  compensatory stock
  option....................                                                                                     96,828
Interest income on
  compensatory stock option
  loans.....................

Net loss....................

Available-for-sale
  marketable securities
  unrealized loss...........
Comprehensive loss..........
                                  --           --          --           --        ----------     --------   -----------
Balance at December 31,
  1999......................       0           $0           0           $0        11,680,315     $116,803   $56,520,680
                                  ==           ==          ==           ==        ==========     ========   ===========

                              ACCRETION OF
                               DIVIDENDS
                                   ON
                               REDEEMABLE
                              CONVERTIBLE
                               PREFERRED
                                 STOCK
                              ------------
Issuance of common stock
  upon exercise of
  options...................
Issuance of common stock
  under employee stock
  purchase plan.............
Issuance of compensatory
  stock option plan.........
Issuance of compensatory
  stock option loan.........
Compensatory stock option
  loan expense..............
Disqualifying disposal of
  compensatory stock
  option....................
Interest income on
  compensatory stock option
  loans.....................
Net loss....................
Available-for-sale
  marketable securities
  unrealized loss...........
Comprehensive loss..........
                                   --
Balance at December 31,
  1999......................       $0
                                   ==

                               EPIX MEDICAL, INC.

             STATEMENTS OF REDEEMABLE, CONVERTIBLE PREFERRED STOCK

                       AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                         ACCUMULATED
                                                            LOANS TO        OTHER                           TOTAL
                                                              STOCK     COMPREHENSIVE                   STOCKHOLDERS'
                                                             OPTION         INCOME       ACCUMULATED       EQUITY
                                                             HOLDERS        (LOSS)         DEFICIT        (DEFICIT)
                                                            ---------   --------------   ------------   -------------
Issuance of common stock upon exercise of options.........                                                   120,808
Issuance of common stock under employee stock purchase
  plan....................................................                                                   116,902
Issuance of compensatory stock option plan................                                                   249,994
Issuance of compensatory stock option loan................  $(249,994)                                      (249,994)
Compensatory stock option loan expense....................                                                    98,956
Disqualifying disposal of compensatory stock option.......                                                    96,828
Interest income on compensatory stock option loans........    (14,317)                                       (14,317)

Net loss..................................................                               (16,983,153)    (16,983,153)

Available-for-sale marketable securities unrealized
  loss....................................................                 (175,100)                        (175,100)
                                                            ---------     ---------      ------------   ------------
Comprehensive loss........................................                                               (17,158,253)
                                                                                                        ------------
Balance at December 31, 1999..............................  $(387,430)    $ (87,647)     $(45,398,477)  $ 10,763,929
                                                            =========     =========      ============   ============

                               EPIX MEDICAL, INC.

                            STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                         1999           1998           1997
                                                     ------------   ------------   -------------
Operating activities:
Net loss...........................................  $(16,983,153)  $(13,998,229)  $  (6,112,093)
Adjustments to reconcile net loss to cash used in
  operating activities:
Depreciation and amortization......................       996,461        778,221         580,852
Stock compensation expense.........................       195,784         86,406              --
Loss on sale of fixed assets.......................        18,071             --              --
Changes in operating assets and liabilities:
Prepaid expenses, other current assets, note
  receivable from officer and other assets.........      (746,456)      (232,249)        207,818
Accounts payable and accrued expenses..............     1,072,699        345,002         110,422
Contract advances..................................      (302,083)      (183,308)        794,346
                                                     ------------   ------------   -------------
Net cash used in operating activities..............   (15,748,677)   (13,204,157)     (4,418,655)

Investing activities:
Purchases of fixed assets..........................      (101,778)    (1,568,473)       (388,760)
Proceeds from sale of fixed assets.................        45,000             --              --
Purchases of marketable securities.................  (164,384,194)  (410,500,904)   (359,397,388)
Sales or redemptions of marketable securities......   179,230,860    423,213,550     326,036,634
                                                     ------------   ------------   -------------
Net cash provided by (used in) investing
  activities.......................................    14,789,888     11,144,173     (33,749,514)
                                                     ------------   ------------   -------------

Financing activities:
Repayment of capital lease obligations.............      (438,483)      (428,068)       (238,323)
Issuance of note payable...........................            --      1,120,656              --
Issuance of loan payable to strategic partner......     1,583,557             --              --
Repayment of note payable..........................      (349,009)            --              --
Proceeds from Employee Stock Purchase Plan.........       116,902        152,175              --
Proceeds from sale of common stock, net............            --             --      37,124,118
Proceeds from stock options and warrants...........       106,492        129,018          70,139
                                                     ------------   ------------   -------------
Net cash provided by financing activities..........     1,019,459        973,781      36,955,934
                                                     ------------   ------------   -------------
Net increase (decrease) in cash and cash
  equivalents......................................        60,670     (1,086,203)     (1,212,235)
Cash and cash equivalents at beginning of period...       369,454      1,455,657       2,667,892
                                                     ------------   ------------   -------------
Cash and cash equivalents at end of period.........  $    430,124   $    369,454   $   1,455,657
                                                     ============   ============   =============
Supplemental disclosure of noncash investing and
  financing activities:

Capital lease obligations incurred in connection
  with acquisition of fixed assets.................  $    154,759   $    816,740   $     452,193
                                                     ============   ============   =============
Issuance of stock option loan for exercise of stock
  options and related interest.....................  $    264,311   $    123,119              --
                                                     ============   ============   =============
Supplemental cash flow information:
Cash paid for interest.............................  $    221,781   $     61,131   $      37,984
                                                     ============   ============   =============

                            See accompanying notes.

                               EPIX MEDICAL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

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

    The Company completed a Phase II clinical trial in June 1998 to test the safety and preliminary efficacy of AngioMARK-enhanced MR angiography ("MRA") for the evaluation of PVD and is currently conducting a Phase II feasibility trial to test the safety and feasibility of AngioMARK-enhanced MRA for the evaluation of CAD. The Company began an additional Phase II clinical trial to test the safety and feasibility of AngioMARK for detecting breast cancer in January 1998. Enrollment for this clinical trial was completed in March 2000.

    In June 1999, the Company initiated a Phase III clinical trial to determine the efficacy of AngioMARK-enhanced MRA for the detection of Aortoiliac Occlusive Disease ("AIOD"), a sub-category of PVD. The Company considers this event as an important milestone and believes that the progression from Phase II to Phase III for PVD during 1999 warrants the transition from a development stage enterprise, as defined by Financial Standards No. 7, "Accounting and Reporting by Development Stage Enterprises" ("SFAS 7") issued by the Financial Accounting Standard Board ("FASB"), to an established operating enterprise. Consequently, cumulative amounts and other additional disclosures required by SFAS 7 have not been provided.

    SIGNIFICANT REVENUES

    For the year ended December 31, 1999, one source represented 100% of revenues. For the year ended December 31, 1998, one source represented 80% of revenues and one source represented 20% of revenues. For the year ended December 31, 1997, one source represented 73% of revenues and one source represented 27% of revenues.

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

                               EPIX MEDICAL, INC.

                               DECEMBER 31, 1999

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CAPITAL LEASE OBLIGATIONS

    Assets and liabilities relating to capital leases are recorded at the present value of the future minimum rental payments using interest rates appropriate at the inception of the lease.

    INCOME TAXES

    The Company provides for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are based on when and how they are expected to affect the tax return. A valuation allowance is provided to the extent that there is uncertainty as to the Company's ability to generate taxable income in the future to realize the benefit from its net deferred tax asset.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    At December 31, 1999 and 1998, the Company's financial instruments consist of cash and cash equivalents, available-for-sale marketable securities, notes receivable from an officer, accounts payable and accrued expenses and two notes payable.

    The fair value of cash and cash equivalents and accounts payable and accrued expenses approximate cost due to their short-term maturities. The fair value of the available-for-sale marketable securities, notes receivable, note payable, loan payable and capital lease obligation are discussed in Notes 3, 13, 6, 7, and 8 respectively.

    CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of available-for-sale marketable securities. The Company restricts investments of available-for-sale marketable securities to the United States Federal Government and financial institutions with investment grade credit ratings.

    REVENUE RECOGNITION

    Revenues from non-refundable license fees are recognized upon execution of the underlying license agreement. Option, license and milestone payments under collaborative agreements are recorded as earned based upon the provisions of each agreement. Payments received for which revenue has not been earned are recorded as contract advances.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               EPIX MEDICAL, INC.

                               DECEMBER 31, 1999

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    TECHNOLOGY, LICENSE AND PATENT COSTS

    Costs associated with technology, licenses and patents are expensed as incurred.

    STOCK-BASED COMPENSATION

    The Company has elected to follow Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has provided the required disclosures pursuant to SFAS 123.

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

    COMPREHENSIVE INCOME

    The Company reports and presents comprehensive income and its components in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements for periods beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income which are excluded from net income include cumulative translations adjustments resulting from consolidation of foreign subsidiaries' financial statements and unrealized gains and losses on available-for-sale securities. Reclassifications of financial statements for earlier periods for comparative purposes is required. The Company adopted SFAS 130 in 1998 and reported unrealized gains (losses) on available-for-sale marketable securities in other comprehensive income at December 31, 1999 and 1998, of ($87,647) and $87,453, respectively.

    RECENT ACCOUNTING PRONOUNCEMENTS

    During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by
SFAS 137, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.
SFAS 133 is effective beginning June 15, 2000. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." The SAB formalizes positions the staff has expressed in speeches and comment letters. SAB 101 is effective no later than the first fiscal quarter of the

                               EPIX MEDICAL, INC.

                               DECEMBER 31, 1999

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) fiscal year beginning after December 15, 1999. We are presently analyzing the impact, if any, that the adherence of SAB 101 will have on our financial condition or results of operations.

3. AVAILABLE-FOR-SALE MARKETABLE SECURITIES

    The estimated fair value of these financial instruments is determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

                                                   FAIR VALUE                     COST
                                            -------------------------   -------------------------
                                                  DECEMBER 31,                DECEMBER 31,
                                            -------------------------   -------------------------
                                               1999          1998          1999          1998
                                            -----------   -----------   -----------   -----------
Federal agency obligations................  $ 4,791,456   $12,011,729   $ 4,829,189   $11,985,231
U.S. Treasury obligations.................    2,955,288     2,045,322     2,984,960     2,030,630
Bank obligations..........................           --     6,082,364            --     6,081,140
Corporate Obligations.....................    5,963,236     8,592,332     5,983,478     8,547,294
                                            -----------   -----------   -----------   -----------
                                            $13,709,980   $28,731,747   $13,797,627   $28,644,295
                                            ===========   ===========   ===========   ===========

    Maturities of marketable securities classified as available-for-sale by contractual maturity are shown below:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1999          1998
                                                     -----------   -----------
Marketable securities available-for-sale:
Due within one year................................  $ 5,727,824   $19,424,490
Due after one year through two years...............    7,982,156     9,307,257
                                                     -----------   -----------
                                                     $13,709,980   $28,731,747
                                                     ===========   ===========

4. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Laboratory equipment.................................  $1,766,075   $2,766,857
Leasehold improvements...............................   2,045,702    2,094,027
Furniture, fixtures and other equipment..............     656,995      871,783
                                                       ----------   ----------
                                                        4,468,772    5,732,667
Less accumulated depreciation and amortization.......  (2,410,490)  (2,871,390)
                                                       ----------   ----------
                                                       $2,058,282   $2,861,277
                                                       ==========   ==========

                               EPIX MEDICAL, INC.

                               DECEMBER 31, 1999

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Accounts payable.....................................  $1,773,212   $  779,678
Accrued development expenses.........................     635,890      827,733
Accrued legal expense................................     181,337      158,603
Accrued compensation.................................     595,437      602,402
Other accrued expenses...............................     567,960      312,721
                                                       ----------   ----------
                                                       $3,753,836   $2,681,137
                                                       ==========   ==========

6. NOTE PAYABLE

    In December 1998, the Company borrowed $1,120,656 in the form of a 34-month note payable that bears annual interest at 13.17% and is due in 2001. The proceeds from this note payable were used to finance certain leasehold improvements at both of the Company's facilities.

    Maturities for the two years succeeding December 31, 1999 are $397,864 in 2000 and $373,783 in 2001.

7. LOAN PAYABLE TO STRATEGIC PARTNER

    In October 1999, the Company entered into a Non-Negotiable Promissory Note and Security Agreement (the "Loan") with Mallinckrodt, Inc. ("Mallinckrodt"), pursuant to which the Company is eligible to borrow up to $9.5 million from Mallinckrodt, on a quarterly basis, to cover EPIX's share of AngioMARK development costs. The Loan bears interest, adjustable on a quarterly basis, at the Prime Rate published in the Wall Street Journal. The Loan is repayable in full on the earliest to occur of (i) October 1, 2002, (ii) thirty days after the date of the First Commercial Sale of Licensed Product in the Territory (as such terms are defined in the Company's Strategic Collaboration Agreement with Mallinckrodt dated August 30, 1996, as amended (the "Strategic Collaboration Agreement")) and (iii) thirty days after the first date upon which the Company could reasonably repay all outstanding principal and interest on the Loan without creating any reasonably foreseeable risk that the Company would be otherwise entitled to receive a loan from Mallinckrodt under the existing terms of the Strategic Collaboration Agreement within six months of the date of any such repayment. The Loan is secured by a first priority security interest in all of the Company's intellectual property. Although the possibility exists that the loan will become repayable within the next twelve months pursuant to repayment provision (iii) above, the conditions required to be met by such provision require our speculation concerning both the probability and success of certain future financial transactions. Due to our current uncertainty that such future transactions will occur or will occur such as to cause repayment provision
(iii) above to apply, we have classified the Loan as a long-term obligation. The Company received $1,583,557 pursuant to the Loan during November 1999 to cover EPIX's share of third quarter 1999 AngioMARK development costs.

8. LEASES

    The Company has entered into a number of capital leases for equipment, including sale and leaseback transactions involving certain equipment. Assets under capital leases, the majority of which are laboratory

                               EPIX MEDICAL, INC.

                               DECEMBER 31, 1999

8. LEASES (CONTINUED)
equipment, totaled $1,375,691 and $2,651,715 at December 31, 1999 and 1998,
respectively. During the years ended December 31, 1999, 1998, and 1997, the Company incurred amortization expense relating to assets under capital leases of $427,740, $433,548 and $261,010, respectively. Accumulated amortization relating to assets under capital leases was $710,020 and $1,687,995 at December 31, 1999 and 1998, respectively.

    In addition, the Company leases office space under operating lease arrangements. The leases for the two principal facilities expire in December 2002.

    Future minimum commitments under leases with non-cancelable terms of one or more years are as follows at December 31, 1999:

                                                         CAPITAL    OPERATING
                                                         LEASES       LEASES
                                                        ---------   ----------
2000..................................................  $ 422,802   $  837,493
2001..................................................    275,763      854,545
2002..................................................     66,166      845,161
2003..................................................         --       40,951
2004..................................................         --       11,162
                                                        ---------   ----------
Total minimum lease payments..........................    764,731   $2,589,312
                                                                    ==========
Less amounts representing interest....................     61,072
                                                        ---------
Present value minimum lease payments..................    703,659
Less amounts due within one year......................   (379,911)
                                                        ---------
                                                        $ 323,748
                                                        =========

    Rent expense amounted to approximately $598,694, $546,866 and $266,644 for 1999, 1998, and 1997, respectively.

9. STOCKHOLDERS' EQUITY

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

    In February 1997, pursuant to the completion of its initial public offering, all of the Preferred Stock issued and outstanding as of that date converted into 4,750,278 shares of Common Stock. Each share of Series A Preferred Stock converted into 3.4 shares of Common Stock. All other shares of Preferred Stock converted into .67 shares of Common Stock. The former holders of the Preferred Stock had certain voting and redemption rights and liquidation preferences, which were relinquished upon conversion. Immediately following conversion, all currently outstanding shares of Preferred Stock were canceled, retired and

                               EPIX MEDICAL, INC.

                               DECEMBER 31, 1999

9. STOCKHOLDERS' EQUITY (CONTINUED)
eliminated from the Company's authorized shares of capital stock and the number of authorized shares of Preferred Stock was decreased to 1,000,000 shares.

WARRANTS

    In connection with a lease agreement, the Company issued warrants to purchase shares of Series A, Series B and Series C Preferred Stock. In
October 1997, the holders of the Series A, B and C Warrants (the Warrants) elected to surrender the Warrants and receive Common Stock equivalent to the difference between the deemed fair market value of the Common Stock (ranging from $11.81-$12.15/share) and the exercise price of the Warrants (ranging from $2.27 to $6.81/share) multiplied by the outstanding Warrants (53,031). The resulting difference converted into 36,641 shares of Common Stock, which were issued in exchange for the Warrants.

    In connection with the issuance of Bridge Notes and the sale of Series D preferred stock, the Company issued warrants to purchase 40,000 shares of Series D preferred stock. Effective with the initial public offering and the conversion of Series D preferred stock into Common Stock, the holders of the warrants are entitled to convert the warrants to an aggregate of 26,665 shares of common stock at a cost equal to $4.50 per common share. These warrants, which expire in May 2006, were still outstanding as of December 31, 1999.

EQUITY PLANS

    EQUITY INCENTIVE PLAN

    The Company has in place the 1992 Equity Incentive Plan, which provides stock awards to purchase shares of Common Stock to be granted to employees and consultants under incentive and non-statutory stock option agreements. In September 1999, the Board of Directors voted, subject to shareholder approval, to amend the 1992 Equity Incentive Plan (as amended, "the Equity Plan") to increase the aggregate number of shares of Common Stock available thereunder by an additional 550,000 shares. Additionally, in June 1999, May 1998, June 1997 and December 1996, the Company amended the Equity Plan to, among other things, increase the number of shares reserved for issuance pursuant to future grants. The Equity Plan provides for the grant of stock options (incentive and non-statutory), stock appreciation rights, performance shares, restricted stock or stock units for the purchase of an aggregate of 3,149,901 shares of Common Stock, subject to adjustment for stock-splits and similar capital changes. Awards under the Equity Plan can be granted to officers, employees and other individuals as determined by the committee of the Board of Directors, which administers the Equity Plan. The Compensation Committee selects the participants and establishes the terms and conditions of each option or other equity right granted under the Equity Plan, including the exercise price, the number of shares subject to options or

                               EPIX MEDICAL, INC.

                               DECEMBER 31, 1999

9. STOCKHOLDERS' EQUITY (CONTINUED)
other equity rights and the time at which such options become exercisable. Stock option information relating to the Equity Incentive Plan is as follows:

                                                                                                      EXERCISABLE
                                                                                                  -------------------
                                                                           WEIGHTED                          WEIGHTED
                                                        OPTION PRICE       AVERAGE    AVAILABLE    NUMBER    AVERAGE
                                        OPTIONS          RANGE PER         EXERCISE      FOR         OF      EXERCISE
                                      OUTSTANDING          SHARE            PRICE       GRANT     OPTIONS     PRICE
                                      -----------   --------------------   --------   ---------   --------   --------
December 31, 1997...................   1,666,714    $0.42--$13.50           $4.33      161,219    562,704     $2.04
Granted.............................     328,344    $5.38--$13.88           $9.68
Exercised...........................    (221,793)   $0.42--$ 8.75           $1.14
Canceled............................     (35,673)   $0.45--$13.88           $9.87
                                       ---------

December 31, 1998...................   1,737,592    $0.42--$13.88           $5.64      118,548    559,631     $3.04
Granted.............................     881,322    $4.50--$11.125          $5.84
Exercised...........................    (197,591)   $0.42--$ 9.94           $1.88
Canceled............................     (41,361)   $4.50--$13.88           $8.81
                                       ---------

December 31, 1999...................   2,379,962    $0.42--$13.88           $5.97       78,587    703,485     $4.28
                                       =========

    1996 DIRECTORS STOCK OPTION PLAN

    In December 1996, the Board of Directors and stockholders of the Company adopted the Company's 1996 Director Stock Option Plan (the "Director Plan"). In May 1998, the Company amended the Director Plan to increase the number of shares for issuance pursuant to grants and to increase the number of shares granted upon election or reelection. All of the directors who are not employees of the Company (the "Eligible Directors") are currently eligible to participate in the Director Plan. At December 31, 1999, there are 100,000 shares of Common Stock reserved for issuance under the Director Plan. Upon the election or reelection of an Eligible Director, such director is automatically granted an option to purchase 15,000 shares of Common Stock (the "Option"). Each Option becomes exercisable with respect to 5,000 shares on each anniversary date of grant for a period of three years, provided that the option holder is still a director of the Company at the opening of business on such date. The Options have a term of ten years. The exercise price for the Options is equal to fair value at the date of grant. The exercise price may be paid in

                               EPIX MEDICAL, INC.

                               DECEMBER 31, 1999

9. STOCKHOLDERS' EQUITY (CONTINUED)
cash or shares of Common Stock or combination of both. Stock option information relating to the Director Plan is as follows:

                                                                     WEIGHTED
                                                 OPTION PRICE        AVERAGE     AVAILABLE   EXERCISABLE      WEIGHTED
                                  OPTIONS          RANGE PER         EXERCISE       FOR       NUMBER OF       AVERAGE
                                OUTSTANDING          SHARE            PRICE        GRANT       OPTIONS     EXERCISE PRICE
                                -----------   -------------------   ----------   ---------   -----------   --------------
December 31, 1997.............      6,666            $8.50            $ 8.50      60,000
Granted.......................     38,334        $8.50--$13.25        $12.40
Exercised.....................
Canceled......................
                                   ------
December 31, 1998.............     45,000        $8.50--$13.25        $11.80      55,000       15,000          $12.83
Granted.......................     15,000            $7.00            $ 7.00
Exercised.....................
Canceled......................
                                   ------
December 31, 1999.............     60,000        $7.00--$13.25        $10.60      40,000       28,666          $12.42
                                   ======

    COMBINED OPTION PLAN

    The following table summarizes information about options outstanding at December 31, 1999:

                         OPTIONS OUTSTANDING
---------------------------------------------------------------------          EXERCISABLE
                                          WEIGHTED                      -------------------------
                           OPTIONS         AVERAGE                         OPTIONS       WEIGHTED
                        OUTSTANDING AT    REMAINING       WEIGHTED      EXERCISABLE AT   AVERAGE
  RANGE OF EXERCISE      DECEMBER 31,    CONTRACTUAL      AVERAGE        DECEMBER 31,    EXERCISE
       PRICES                1999           LIFE       EXERCISE PRICE        1999         PRICE
---------------------   --------------   -----------   --------------   --------------   --------
 $0.42--$0.83               306,371          5.13          $ 0.62           255,408       $ 0.59
 $2.25--$4.50               299,556          6.44          $ 4.31           209,352       $ 4.39
 $4.88--$8.50             1,092,954          9.04          $ 5.50           115,023       $ 6.06
 $8.75--$8.75               358,261          7.62          $ 8.75            46,982       $ 8.75
 $8.88--$13.88              382,820          8.41          $11.01           105,386       $11.28
                          ---------                                        --------
 $0.42--$13.88            2,439,962          7.92          $ 6.08           732,151       $ 4.60
                          =========                                        ========

    1996 EMPLOYEE STOCK PURCHASE PLAN

    In December 1996, the Company adopted the Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") under which employees may purchase shares of Common Stock at a discount from fair market value at specified dates. Employees first purchased shares under the Purchase Plan in 1998. There are 66,666 shares of Common Stock reserved for issuance under the Purchase Plan. Employees purchased 24,323 shares in 1999 at an average price of $4.81 and 18,344 shares in 1998 for an average price of $8.30. At December 31, 1999, 23,999 common shares remained available for issuance under the Purchase Plan. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the code. Rights to purchase Common Stock under the Purchase Plan are granted at the discretion of the Compensation Committee, which determines the frequency and duration of individual

                               EPIX MEDICAL, INC.

                               DECEMBER 31, 1999

9. STOCKHOLDERS' EQUITY (CONTINUED)
offerings under the Purchase Plan and the dates when stock may be purchased. Eligible employees participate voluntarily and may withdraw from any offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of Common Stock in an offering is 85% of the lesser of its fair market value at the beginning of the offering period or on the applicable exercise date and are paid through payroll deductions. The Purchase Plan terminates in December 2006.

    FAS 123 PRO FORMA INFORMATION

    The pro forma information required by FAS 123 is presented below and has been determined as if the Company accounted for its stock-based awards under the fair value method per FAS 123. The fair value of the Company's stock-based awards to employees was estimated using the Black-Scholes option-pricing model. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted average assumptions:

                                                     OPTIONS   YEAR ENDED         ESPP
                                          ----------------------------------------------------
                                          ------------------------------   -------------------
                                            1999       1998       1997       1999       1998       1997
                                          --------   --------   --------   --------   --------   --------
Weighted-average life (Years)...........    4.96       4.75       3.75       0.50       0.50         --
Weighted-average contractual life
  (Years)...............................    7.92       7.83       8.27         --         --         --
Expected stock price volatility.........    0.81       0.74       0.60       0.81       0.74         --
Risk-free interest rate.................    5.50%      6.00%      6.00%      5.50%      6.00%        --

    The following is a summary of weighted average grant date values generated by the application of the Black-Scholes model:

                                                         WEIGHTED AVERAGE GRANT DATE
                                                                    VALUE
                                                    --------------------------------------
                                                           YEAR ENDED DECEMBER 31,
                                                    --------------------------------------
                                                      1999           1998           1997
                                                    --------       --------       --------
Stock option plans................................   $3.70          $5.73          $3.83
ESPP..............................................   $2.80          $4.06             --

    As required under FAS 123, the following pro forma net loss and loss per share presentation reflects the amortization of the option grant fair value and expense. For purposes of this disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                                YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
                                           1999           1998          1997
                                       ------------   ------------   -----------
Pro forma net income (loss)..........  $(18,386,545)  $(15,160,591)  $(6,684,788)
Pro forma diluted earnings per
  share..............................  $      (1.59)  $      (1.34)  $     (0.80)

    The effects on pro forma disclosures of applying FAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because FAS 123 is applicable only to options granted subsequent to April 1, 1995, the pro forma effect will not be fully reflected until 2000.

                               EPIX MEDICAL, INC.

                               DECEMBER 31, 1999

10. EARNINGS (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
                                           1999           1998          1997
                                       ------------   ------------   -----------
Numerator:
Net loss.............................  $(16,983,153)  $(13,998,229)  $(6,112,093)

Denominator:
Weighted average shares..............    11,555,964     11,354,200     8,333,294

Basic loss per share.................  $      (1.47)  $      (1.23)  $     (0.73)
Diluted loss per share...............  $      (1.47)  $      (1.23)  $     (0.73)

11. INCOME TAXES

    The Company has reported losses since inception and, due to the degree of uncertainty related to the ultimate use of the loss carryforwards, fully reserved this tax benefit. The Company has the following total deferred tax assets as of December 31, 1999 and 1998:

                                                          DECEMBER 31,
                                                   ---------------------------
                                                       1999           1998
                                                   ------------   ------------
Deferred tax assets:
Net operating loss carryforwards.................  $ 17,045,000   $ 10,519,000
Research and development tax credits.............     2,260,000        725,000
Book over tax depreciation and amortization......       941,000        750,000
Other............................................       154,000        148,000
                                                   ------------   ------------
Total deferred tax assets........................    20,400,000     12,142,000
Valuation allowances.............................   (20,400,000)   (12,142,000)
                                                   ------------   ------------
Deferred income taxes, net.......................  $          0   $          0
                                                   ============   ============

    As of December 31, 1999, the Company has net operating loss carryforwards for income tax purposes of approximately $42.7 million, which expire through the year 2019 and 2004, for Federal and State, respectively. The valuation allowance increased by $8,258,000 during the twelve months ended December 31, 1999, due primarily to the additional allowance for the net operating losses and research and development tax credits incurred. The tax net operating loss carryforwards differ from the accumulated deficit principally due to temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes.

    As a result of ownership changes resulting from sales of equity securities, the Company's ability to use the loss carryforwards is subject to limitations as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company currently estimates that the annual limitation on its use of net operating losses through May 31, 1996 will be approximately $900,000. Pursuant to Sections 382 and 383 of the Code, the change in ownership resulting from public equity offerings in 1997 and any other future ownership changes may further limit utilization of losses and credits in any one year. The Company is also eligible for research and development tax credits which can be carried forward to offset

                               EPIX MEDICAL, INC.

                               DECEMBER 31, 1999

11. INCOME TAXES (CONTINUED)
federal taxable income. The annual limitation and the timing of attaining profitability may result in the expiration of net operating loss and tax credit carryforwards before utilization.

    The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

                                                  YEARS ENDED DECEMBER 31     YEARS ENDED DECEMBER 31
                                                 -------------------------   -------------------------
                                                    1998          1998          1999          1998
                                                 -----------   -----------   -----------   -----------
Tax at U.S. statutory rate.....................  $(5,774,000)  $(4,760,000)    (34.00)%      (34.00)%
State taxes, net of federal benefit............   (1,020,000)     (840,000)     (6.00)%       (6.00)%
Non-deductible items...........................       55,000        20,000       0.03%         0.02%
Tax credits....................................   (1,519,000)     (407,000)     (8.90)%       (2.90)%
Change in Valuation Allowance..................    8,258,000     5,987,000      48.87%        42.88%
                                                 -----------   -----------    ------        ------
                                                 $         0   $         0       0.00%         0.00%
                                                 ===========   ===========    ======        ======

12. DEFINED CONTRIBUTION PLAN

    The Company offers a defined contribution 401(k) plan which covers substantially all employees. The plan permits participants to make contributions from 1% to 15% of their compensation. The Company matches up to 3% of employees' contributions. During 1999, the Company's match amounted to $134,355.

13. RELATED-PARTY TRANSACTIONS

    During 1995 and 1996 the Company received promissory notes from one employee who is also an executive officer and director. These transactions are summarized below:

                                                             SHARES OF COMPANY COMMON
                                                  INTEREST      STOCK PROVIDED AS
DATE OF NOTE                  TERM      AMOUNT      RATE            COLLATERAL
------------                --------   --------   --------   ------------------------
June 26, 1995.............  10 years   $ 50,000     7.31%             14,814
April 5, 1996.............  10 years     50,000     6.51              14,814
May 31, 1996..............  10 years    180,000     6.83              44,444

    The notes are subject to certain acceleration clauses. In May 1996, the Company also repurchased from the same officer of the Company, 66,666 shares of Common Stock at a price per share of $4.05.

    During 1998, the Company received a promissory note from an employee pursuant to an employee stock option financing program available to all employees. The proceeds from this loan were used to exercise certain stock options by the employee. The difference between the exercise price and the fair market value of the stock was recorded as stock compensation expense during 1998. The loan amount plus

                               EPIX MEDICAL, INC.

                               DECEMBER 31, 1999

13. RELATED-PARTY TRANSACTIONS (CONTINUED) accrued interest was recorded as a loan to stock option holder in the financial statements. This transaction is summarized below:

                                                             SHARES OF COMPANY COMMON
                                                  INTEREST      STOCK PROVIDED AS
DATE OF NOTE                 TERM       AMOUNT      RATE            COLLATERAL
------------              ----------   --------   --------   ------------------------
April 2, 1998...........  21 months    $118,068     5.70%             17,402

    The note is subject to certain acceleration clauses. Subsequent to December 31, 1999, the note receivable plus accrued interest was repaid in full.

    During June 1999, the Company received a promissory note with 25% recourse from an executive officer of the Company pursuant to an employee stock option financing program available to all employees of the Company. The promissory note is secured by shares of common stock of the Company equal in value, at the time of the transaction, to approximately 150% of the amount of the promissory note. The proceeds from the loan were used to exercise stock options held by the executive officer. The difference between the exercise price and the fair market value of the stock, less 25% related to the recourse stipulation, was recorded as stock compensation expense during the second quarter of 1999. The loan amount plus accrued interest was recorded as a loan to stock option holders in the financial statements. This transaction is summarized below:

                                                             SHARES OF COMPANY COMMON
                                                  INTEREST      STOCK PROVIDED AS
DATE OF NOTE                 TERM       AMOUNT      RATE            COLLATERAL
------------              ----------   --------   --------   ------------------------
June 3, 1999............  60 months    $249,993     5.25%             55,554

    The cost of the three notes receivable approximates fair market value.

14. SIGNIFICANT AGREEMENTS

    In September 1999, the Company and Seimens Medical Systems announced a non-exclusive collaboration to optimize MR imaging technology and improve visualization of arteries and veins in patients undergoing MRA. The collaboration also will focus on expanding the use of MRI in diagnosing cardiovascular disease and providing user-friendly tools for easy visualization of the cardiovascular system in three-dimensional space. Research and development will be carried out at EPIX and at Siemens' Iselin, NJ facilities.

    In November 1998, the Company and Philips Medical Systems agreed to collaborate in advancing the development of contrast-based cardiovascular MRI technologies. Under the terms of this non-exclusive collaboration agreement, the companies will combine their resources to optimize imaging technology and improve three-dimensional visualization of arteries and veins in patients undergoing MR angiography. Research and development is to be carried out at several international Philips research centers and as well as EPIX facilities.

    In October 1998, the Company and NeoGenesis Pharmaceuticals, Inc. ("NeoGenesis") announced the initiation of collaboration for the discovery of novel compounds for use in diagnostic imaging. Under the terms of this agreement, the Company received access to NeoGenesis' proprietary combinatorial chemistry libraries. By rapidly screening these libraries with NeoGenesis' mass-coded drug discovery

                               EPIX MEDICAL, INC.

                               DECEMBER 31, 1999

14. SIGNIFICANT AGREEMENTS (CONTINUED)
platform, the Company sought to identify potential candidates for its drug discovery programs. This collaboration was successfully completed in 1999.

    In September 1998, the Company and Pfizer, Inc. ("Pfizer") entered into an agreement to explore the efficacy of AngioMARK-enhanced MRI in the diagnosis and monitoring of female sexual arousal dysfunction.

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

    In June 1997, the Company and Dyax Corp. ("Dyax") formed a strategic alliance to develop novel contrast imaging agents for the diagnosis of severe blood clots in the lungs and legs. The companies jointly sought to identify and develop compounds that specifically target PE and DVT for use as IN VIVO MRI and nuclear medicine imaging agents for the diagnosis of these disorders. The Company partially funded the program and provided expertise in MRI contrast technology for development of MRI-specific imaging agents. Dyax assumed primary responsibility for developing agents for use in nuclear medicine. Dyax will receive royalties on sales of MRI products, and the Company will receive royalties on sales of nuclear medicine products resulting from this collaboration. The discovery phase of this collaboration was formally completed in 1999 with the identification of several peptide candidates.

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

    In August 1996, the Company entered into a strategic collaboration agreement with Mallinckrodt Inc. ("Mallinckrodt"), a U.S. pharmaceutical company, involving research, development and marketing of AngioMARK and future MRI vascular contrast agents developed or in-licensed by either party. Under the terms of the agreement, each party is obligated to fund a portion of the development cost of AngioMARK up to a specified maximum amount. Mallinckrodt will have the right to manufacture AngioMARK and to market the product worldwide except Japan. During 1996, the Company received a $6.0 million license fee payment upon execution of the agreement and in 1997 received a $2.0 million milestone payment. Under the agreement, the Company will share in future operating profits from the sale of products covered under the agreement. In September 1998, Mallinckrodt exercised its option to expand the original EPIX-Mallinckrodt collaboration. The new agreement provides the Company and Mallinckrodt with the opportunity to broaden the scope of their clinical program for AngioMARK and commits additional resources for the research and development of novel MR imaging technologies. In October 1999, the Company entered into a Non-Negotiable Promissory Note and Security Agreement (the "Loan") with

                               EPIX MEDICAL, INC.

                               DECEMBER 31, 1999

14. SIGNIFICANT AGREEMENTS (CONTINUED)
Mallinckrodt pursuant to which the Company is eligible to borrow up to $9.5 million from Mallinckrodt, on a quarterly basis, to cover EPIX's share of AngioMARK development costs. The Loan bears interest, adjustable on a quarterly basis, at the Prime Rate published in the Wall Street Journal. The Loan shall be repayable in full upon the earliest occurrence of one of three events--See
Note 7 for a description of the three events.

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

    In March 1992, the Company entered into a $3.5 million development and license agreement with a Japanese manufacturer and distributor ("Japanese Manufacturer and Distributor") of medical products. Under the terms of the agreement, the Company received funding for research and development through the sale of Preferred Stock and license rights to the Company's liver MRI contrast agent product candidate. In March of 1992, the Japanese Manufacturer and Distributor purchased an equity interest in the Company in accordance with the agreement by acquiring 26,768 shares of Series A Preferred Stock for $11.21 per share. As of December 31, 1999, the Company had received an aggregate of $2.7 million in revenues (net of withholding tax) under this agreement.

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereto duly authorized.

                                                       EPIX MEDICAL, INC.

                                                       By:             /s/ MICHAEL D. WEBB
                                                            -----------------------------------------
                                                                         Michael D. Webb
                                                                     CHIEF EXECUTIVE OFFICER

    We the undersigned officer and directors of EPIX Medical, Inc., hereby severally constitute Michael D. Webb, Pamela E. Carey, and William T. Whelan, and each of them singly, our true and lawful attorneys, with full power to them and each of them to sign for use, in our names and in the capacity indicated below, any and all amendments to this annual report on this Form 10-K for the fiscal year ended December 31, 1999, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact may cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                 /s/ MICHAEL D. WEBB                   Chief Executive Officer and
     -------------------------------------------         Director (Principal          March 17, 2000
                   Michael D. Webb                       Executive Officer)

                                                       Director of Finance and
                 /s/ PAMELA E. CAREY                     Treasurer (Principal
     -------------------------------------------         Financial and Accounting     March 17, 2000
                   Pamela E. Carey                       Officer)

           /s/ CHRISTOPHER F. O. GABRIELI
     -------------------------------------------       Chairman of the Board and      March 17, 2000
             Christopher F. O. Gabrieli                  Director

         /s/ STANLEY T. CROOKE, M.D., PH.D.
     -------------------------------------------       Director                       March 17, 2000
           Stanley T. Crooke, M.D., Ph.D.

              /s/ LUKE B. EVNIN, PH.D.
     -------------------------------------------       Director                       March 17, 2000
                Luke B. Evnin, Ph.D.

            /s/ RANDALL B. LAUFFER, PH.D.
     -------------------------------------------       Director                       March 17, 2000
              Randall B. Lauffer, Ph.D.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                            DESCRIPTION
-------                                           -----------
 3.1                      Restated Certificate of Incorporation of the Company. Filed
                          as Exhibit 4.1 to the Company's Registration Statement on
                          Form S-8 (File No. 333-30531) and incorporated herein by
                          reference.
 3.2                      Form of Amended and Restated By-Laws of the Company. Filed
                          as Exhibit 4.2 to the Company's Registration Statement on
                          Form S-8 (File No. 333-30531) and incorporated herein by
                          reference.
 4.1                      Specimen certificate for shares of Common Stock of the
                          Company. Filed as Exhibit 4.1 to the Company's Registration
                          Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.1+                     Agency Agreement between the Company and Sumitomo
                          Corporation dated March 13, 1992. Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File
                          No. 333-17581) and incorporated herein by reference.
10.2+                     Amendment to the Agency Agreement between the Company and
                          Sumitomo Corporation dated June 26, 1992. Filed as
                          Exhibit 10.2 to the Company's Registration Statement on
                          Form S-1 (File No. 333-17581) and incorporated herein by
                          reference.
10.3                      Short Form Lease from Trustees of the Cambridge East Trust to the Company dated July 1, 1992. Filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File
                          No. 333-17581) and incorporated herein by reference.
10.4                      Form of Warrant to Purchase Shares of Series A Convertible
                          Preferred Stock dated December 21, 1992. Filed as
                          Exhibit 10.4 to the Company's Registration Statement on
                          Form S-1 (File No. 333-17581) and incorporated herein by
                          reference.
10.5                      Dominion Ventures Master Lease Agreement No. 8050 dated
                          December 21, 1992. Filed as Exhibit 10.5 to the Company's
                          Registration Statement on Form S-1 (File No. 333-17581) and
                          incorporated herein by reference.
10.6                      First Amendment to Master Lease Agreement No. 8050 dated
                          May 14, 1993. Filed as Exhibit 10.6 to the Company's
                          Registration Statement on Form S-1 (File No. 333-17581) and
                          incorporated herein by reference.
10.7                      Second Amendment to Master Lease Agreement No. 8050 dated
                          August 5, 1993. Filed as Exhibit 10.7 to the Company's
                          Registration Statement on Form S-1 (File No. 333-17581) and
                          incorporated herein by reference.
10.8                      First Amendment Lease From Trustees of the Cambridge Trust
                          to the Company dated October 20, 1993. Filed as
                          Exhibit 10.8 to the Company's Registration Statement on
                          Form S-1 (File No. 333-17581) and incorporated herein by
                          reference.
10.9                      Warrant to Purchase Shares of Series B Convertible Preferred
                          Stock dated June 6, 1994. Filed as Exhibit 10.9 to the
                          Company's Registration Statement on Form S-1 (File
                          No. 333-17581) and incorporated herein by reference.
10.10                     Second Amendment to Master Lease Agreement No. 8050 dated
                          June 6, 1994. Filed as Exhibit 10.10 to the Company's
                          Registration Statement on Form S-1 (File No. 333-17581) and
                          incorporated herein by reference.
10.11+                    Amendment Agreement to the Agency Agreement between the
                          Company and Sumitomo Corporation dated September 15, 1994.
                          Filed as Exhibit 10.11 to the Company's Registration
                          Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.12                     Second Amendment Lease From Trustees of the Cambridge East
                          Trust to the Company dated September 17, 1994. Filed as
                          Exhibit 10.12 to the Company's Registration Statement on
                          Form S-1 (File No. 333-17581) and incorporated herein by
                          reference.
10.13                     Convertible Promissory Note Purchase Agreement by and among the Company and certain purchasers named therein dated
                          May 26, 1995. Filed as Exhibit 10.13 to the Company's
                          Registration Statement on Form S-1 (File No. 333-17581) and
                          incorporated herein by reference.

EXHIBIT
NUMBER                                            DESCRIPTION
-------                                           -----------
10.14+                    Amended and Restated License Agreement between the Company and The General Hospital Corporation dated July 10, 1995.
                          Filed as Exhibit 10.14 to the Company's Registration
                          Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.15                     Warrant to Purchase Shares of Series C Convertible Preferred
                          Stock dated August 2, 1995. Filed as Exhibit 10.15 to the
                          Company's Registration Statement on Form S-1 (File
                          No. 333-17581) and incorporated herein by reference.
10.16                     Third Amendment to the Master Lease Agreement No. 8050 dated
                          August 2, 1995. Filed as Exhibit 10.16 to the Company's
                          Registration Statement on Form S-1 (File No. 333-17581) and
                          incorporated herein by reference.
10.17                     Amendment No. 1 to Convertible Promissory Note Purchase
                          Agreement by and among the Company and certain purchasers
                          named therein dated January 19, 1996. Filed as
                          Exhibit 10.17 to the Company's Registration Statement on
                          Form S-1 (File No. 333-17581) and incorporated herein by
                          reference.
10.18+                    Extension Agreement to Agency Agreement between the Company and Sumitomo Corporation dated March 5, 1996. Filed as
                          Exhibit 10.18 to the Company's Registration Statement on
                          Form S-1 (File No. 333-17581) and incorporated herein by
                          reference.
10.19+                    Development and License Agreement dated March 29, 1996 by
                          and among the Company and Daiichi Radioisotope
                          Laboratories, Ltd. Filed as Exhibit 10.19 to the Company's
                          Registration Statement on Form S-1 (File No. 333-17581) and
                          incorporated herein by reference.
10.20                     Third Amendment Lease From Trustees of the Cambridge East
                          Trust to the Company dated May 1, 1996. Filed as
                          Exhibit 10.20 to the Company's Registration Statement on
                          Form S-1 (File No. 333-17581) and incorporated herein by
                          reference.
10.21                     Series D Convertible Preferred Stock Purchase Agreement by
                          and among the Company and certain purchasers named therein dated May 29, 1996. Filed as Exhibit 10.21 to the Company's
                          Registration Statement on Form S-1 (File No. 333-17581) and
                          incorporated herein by reference.
10.22                     Third Amended and Restated Stockholders' Rights Agreement by
                          and among the Company and certain of its stockholders named therein dated May 29, 1996. Filed as Exhibit 10.22 to the
                          Company's Registration Statement on Form S-1 (File
                          No. 333-17581) and incorporated herein by reference.
10.23                     Form of Warrant to Purchase Shares of Series D Preferred
                          Stock dated May 29, 1996. Filed as Exhibit 10.23 to the
                          Company's Registration Statement on Form S-1 (File
                          No. 333-17581) and incorporated herein by reference.
10.24                     Amendment No. 1 to Third Amended and Restated Stockholders'
                          Rights Agreement dated May 31, 1996. Filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1 (File
                          No. 333-17581) and incorporated herein by reference.
10.25                     Series E Convertible Preferred Stock Purchase Agreement
                          dated May 31, 1996 between the Company and Daiichi
                          Radioisotope Laboratories, Ltd. Filed as Exhibit 10.25 to
                          the Company's Registration Statement on Form S-1 (File
                          No. 333-17581) and incorporated herein by reference.
10.26+                    Strategic Collaboration Agreement between the Company and
                          Mallinckrodt Medical, Inc. and Mallinckrodt Group Inc. dated
                          August 30, 1996. Filed as Exhibit 10.26 to the Company's
                          Registration Statement on Form S-1 (File No. 333-17581) and
                          incorporated herein by reference.
10.27                     Amendment No. 2 to Third Amended and Restated Stockholders'
                          Rights Agreement dated December 6, 1996. Filed as
                          Exhibit 10.27 to the Company's Registration Statement on
                          Form S-1 (File No. 333-17581) and incorporated herein by
                          reference.
10.28#                    Amended and Restated 1992 Equity Incentive Plan. Filed as
                          Exhibit 99.1 to the Company's Registration Statement on
                          Form S-8 (File No. 333-30531) and incorporated herein by
                          reference.

EXHIBIT
NUMBER                                            DESCRIPTION
-------                                           -----------
10.29#                    Form of Incentive Stock Option Certificate. Filed as
                          Exhibit 10.29 to the Company's Registration Statement on
                          Form S-1 (File No. 333-17581) and incorporated herein by
                          reference.
10.30                     Form of Nonstatutory Stock Option Certificate. Filed as
                          Exhibit 10.30 to the Company's Registration Statement on
                          Form S-1 (File No. 333-17581) and incorporated herein by
                          reference.
10.31#                    1996 Director Stock Option Plan. Filed as Exhibit 10.31 to
                          the Company's Registration Statement on Form S-1 (File
                          No. 333-17581) and incorporated herein by reference.
10.32#                    1996 Employee Stock Purchase Plan. Filed as Exhibit 10.32 to
                          the Company's Registration Statement on Form S-1 (File
                          No. 333-17581) and incorporated herein by reference.
10.33                     Form of Consulting and Confidentiality Agreement between the
                          Company and certain consultants of the Company. Filed as
                          Exhibit 10.33 to the Company's Registration Statement on
                          Form S-1 (File No. 333-17581) and incorporated herein by
                          reference.
10.34                     Form of Invention and Non-Disclosure Agreement between the
                          Company and certain employees of the Company. Filed as
                          Exhibit 10.34 to the Company's Registration Statement on
                          Form S-1 (File No. 333-17581) and incorporated herein by
                          reference.
10.35                     Form of Non-Competition and Non-Solicitation Agreement
                          between the Company and certain employees of the Company.
                          Filed as Exhibit 10.35 to the Company's Registration
                          Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.36                     Form of Common Stock Purchase Agreement. Filed as
                          Exhibit 10.36 to the Company's Registration Statement on
                          Form S-1 (File No. 333-17581) and incorporated herein by
                          reference.
10.37                     Form of Stock Purchase and Right of First Refusal Agreement.
                          Filed as Exhibit 10.37 to the Company's Registration
                          Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.38                     Collaboration Agreement effective as of June 20, 1997
                          between Dyax Corp. and the Company. Filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the period ended September 30, 1997 (File No. 000-21863) and
                          incorporated herein by reference.
10.39                     Short Form Lease from Trustees of the Cambridge Trust to the
                          Company with a commencement date of January 1, 1998. Filed as Exhibit 10.39 to the Company's Registration Statement on
                          Form S-1 (File No. 333-38399) and incorporated herein by
                          reference.
10.40                     Sublease dated as of October 31, 1997 between the Company
                          and SatCon Technology Corporation. Filed as Exhibit 10.40 to
                          the Company's annual report on Form 10-K for the period
                          ended December 31, 1998 (File No. 000-21863) and
                          incorporated herein by reference.
10.41                     First Amendment to Sublease dated as of July 15, 1998
                          between the Company and SatCon Technology Corporation. Filed as Exhibit 10.41 to the Company's annual report on
                          Form 10-K for the period ended December 31, 1998 (File
                          No. 000-21863) and incorporated herein by reference.
10.42++                   Amendment No. 1 dated as of September 10, 1998 to the
                          Strategic Collaboration Agreement between the Company and
                          Mallinckrodt Medical, Inc. and Mallinckrodt Group Inc. dated
                          August 30, 1996. Filed as Exhibit 10.42 to the Company's
                          annual report on Form 10-K for the period ended
                          December 31, 1998 (File No. 000-21863) and incorporated
                          herein by reference.
10.43                     Promissory Note dated December 21, 1998 between the Company and Finova Technology Finance, Inc. Filed as Exhibit 10.43
                          to the Company's annual report on Form 10-K for the period ended December 31, 1998 (File No. 000-21863) and
                          incorporated herein by reference.
10.44                     First Amendment dated February 8, 1999 to the Short Form
                          Lease dated as of July 7, 1998 with a commencement date as of January 1, 1998 between the Company and the Trustees of
                          The Cambridge East Trust. Filed as Exhibit 10.1 to the
                          Company's quarterly report on Form 10-Q for the period ended
                          March 31, 1999 (File No. 000-21863) and incorporated herein by reference.

EXHIBIT
NUMBER                                            DESCRIPTION
-------                                           -----------
10.45                     Sublease extension election for an additional three years, beginning January 1, 2000 and ending December 31, 2002
                          pursuant to Article 5 of the First Amendment to Sublease
                          dated as of July 15, 1998 between the Company and SatCon
                          Technology Corporation. Filed as Exhibit 10.1 to the
                          Company's quarterly report on Form 10-Q for the period ended
                          June 30, 1999 (File No. 000-21863) and incorporated herein by reference.
10.46++                   Amendment No. 2 dated as of July 9, 1999 to the Strategic
                          Collaboration Agreement between the Company and Mallinckrodt
                          Medical, Inc. and Mallinckrodt Group, Inc. dated August 30,
                          1996 and amended pursuant to Amendment No. 1 as of
                          September 10, 1998. Filed herewith.
10.47                     Non-Negotiable Promissory Note dated October 8, 1999 between the Company and Mallinckrodt Inc. Filed herewith.
10.48                     Security Agreement dated October 8, 1999 between the Company and Mallinckrodt Inc. Filed herewith.
23.1                      Consent of Ernst & Young LLP. Filed herewith.
24.1                      Power of Attorney. Contained on signature page hereto.
27.1                      Financial Data Schedule. Filed herewith.
99.1                      Important Factors Regarding Forward-Looking Statements.
                          Filed herewith.

------------------------

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