Form 10-Q
period 2000-03-31
EPIX MEDICAL INC
filed 2000-05-15
CIK 1027702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of May 3, 2000, 11,740,244 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                               EPIX MEDICAL, INC.

                                      INDEX

                                                                                       PAGE
                                                                                      NUMBER
PART I       FINANCIAL INFORMATION

    Item 1.  Condensed Financial Statements (Unaudited)

             Balance Sheets--March 31, 2000 and December 31, 1999 ...................    3

             Statements of Operations--Three Months Ended March 31, 2000 and 1999 ...    4

             Statements of Cash Flows--Three Months Ended March 31, 2000 and 1999 ...    5

             Notes to Condensed Financial Statements ................................    6

    Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations ...........................................    8

PART II      OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K .......................................   10

  Signatures ........................................................................   11

                               EPIX MEDICAL, INC.

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                                         MARCH 31,            DECEMBER 31,
                                                                                           2000                  1999
                                                                                       -------------         -------------
Assets:
Current assets:
    Cash and cash equivalents ..................................................        $  1,564,490         $    430,124
    Available-for-sale marketable securities ...................................           8,922,469           13,709,980
    Prepaid expenses and other current assets ..................................           1,557,323            1,214,929
                                                                                        ------------         ------------
         Total current assets ..................................................          12,044,282           15,355,033

Property and equipment, net ....................................................           1,825,091            2,058,282
Notes receivable from officer ..................................................             361,227              356,159
Other assets ...................................................................             125,314              116,109
                                                                                        ------------         ------------
         Total assets ..........................................................        $ 14,355,914         $ 17,885,583
                                                                                        ============         ============

Liabilities and Stockholders' Equity:
Current liabilities:
    Accounts payable and accrued expenses ......................................        $  3,869,161         $  3,753,836
    Contract advances ..........................................................             308,955              308,955
    Current portion of capital lease obligations ...............................             379,911              379,911
    Current portion of note payable ............................................             411,112              397,864
                                                                                        ------------         ------------
         Total current liabilities .............................................           4,969,139            4,840,566

Capital lease obligations, less current portion ................................             219,998              323,748

Note payable, less current portion .............................................             265,901              373,783

Loan payable to strategic partner ..............................................           2,797,646            1,583,557

Common stock, $.01 par value, 15,000,000 shares authorized; 11,731,413 and
    11,680,315 shares issued and outstanding at
    March 31, 2000 and December 31, 1999, respectively .........................             117,317              116,803
Additional paid-in capital .....................................................          56,890,632           56,520,680
Loan to stock option holders ...................................................            (260,816)            (387,430)
Accumulated deficit ............................................................         (50,559,062)         (45,398,477)
Other comprehensive loss .......................................................             (84,841)             (87,647)
                                                                                        ------------         ------------
Total stockholders' equity .....................................................           6,103,230           10,763,929
                                                                                        ------------         ------------

Total liabilities and stockholders' equity .....................................        $ 14,355,914         $ 17,885,583
                                                                                        ============         ============

See accompanying notes.

                               EPIX MEDICAL, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED       THREE MONTHS ENDED
                                                        MARCH 31, 2000           MARCH 31, 1999
                                                   -----------------------    ------------------
Revenues ......................................        $    859,400                $    287,267

Operating expenses:
    Research and development ..................           5,050,906                   3,286,491
    General and administrative ................           1,042,083                   1,041,955
                                                       ------------                ------------
         Total operating expenses .............           6,092,989                   4,328,446
                                                       ------------                ------------
Operating loss ................................          (5,233,589)                 (4,041,179)

Interest income ...............................             168,964                     370,893
Interest expense ..............................             (95,960)                    (54,393)
                                                       ------------                ------------
Net loss ......................................        $ (5,160,585)               $ (3,724,679)
                                                       ============                ============
Weighted average shares:
     Basic and diluted ........................          11,720,515                  11,464,242

Loss per common share:
     Basic and diluted ........................        $      (0.44)               $      (0.32)

See accompanying notes.

                               EPIX MEDICAL, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED              THREE MONTHS ENDED
                                                                        MARCH 31, 2000                  MARCH 31, 1999
                                                                     ---------------------          ----------------------
Operating activities:
Net loss ....................................................................    $ (5,160,585)         $ (3,724,679)
Adjustments  to  reconcile  net loss to cash  used by  operating activities:
         Depreciation and amortization ......................................         247,605               250,774
         Loss on sale of fixed assets .......................................              --                18,500
         Interest income related to stock option loans ......................          (3,953)               (1,659)
    Change in operating assets and liabilities:
         Prepaid expenses, other current assets, notes
           receivable from officer and other assets .........................        (356,667)             (204,873)
         Accounts payable and accrued expenses ..............................         115,325               165,112
                                                                                 ------------          ------------
    Net cash used by operating activities ...................................      (5,158,275)           (3,496,825)

Investing activities:
Purchase of fixed assets ....................................................         (14,412)              (21,224)
Proceeds from sale of fixed assets ..........................................              --                19,500
Purchases of marketable securities ..........................................      (5,160,344)          (34,167,988)
Proceeds from sales or redemptions of marketable securities .................       9,950,660            40,242,912
                                                                                 ------------          ------------
    Net cash provided by investing activities ...............................       4,775,904             6,073,200
                                                                                 ------------          ------------
Financing activities:
Proceeds from collection of stock option loan and
  related interest ..........................................................         130,566                    --
Proceeds from issuance of loan payable to strategic partner .................       1,214,089                    --
Repayment of capital lease obligations ......................................        (103,750)             (102,674)
Repayment of note payable ...................................................         (94,634)              (83,014)
Proceeds from issuance of stock options and warrants ........................         370,466                 4,887
                                                                                 ------------          ------------
Net cash provided (used) by financing activities ............................       1,516,737              (180,801)
                                                                                 ------------          ------------
Increase in cash and cash equivalents .......................................       1,134,366             2,395,574

Cash and cash equivalents at beginning of period ............................         430,124               369,454
                                                                                 ------------          ------------
Cash and cash equivalents at end of period ..................................    $  1,564,490          $  2,765,028
                                                                                 ============          ============
Supplemental disclosure of noncash investing and financing activities:
Fixed assets acquired through lease financing ...............................            --            $    154,760
                                                                                 ============          ============
Supplemental cash flow information:
Cash paid for interest ......................................................    $     95,960          $     54,393
                                                                                 ============          ============

See accompanying notes.

                               EPIX MEDICAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

    The unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (the "Commission"). Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of the interim period ended March 31, 2000 are not necessarily indicative of the results expected for the full fiscal year.

    The condensed financial statements and related disclosures have been prepared with the assumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. COMPREHENSIVE INCOME

    Financial Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. Total comprehensive income (loss) for the quarter ended March 31, 2000 amounted to $2,806 compared to ($37,049) in the same period in 1999.

3. EARNINGS (LOSS) PER SHARE

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

                                                                 THREE MONTHS ENDED
                                                       ----------------------------------
                                                       MARCH 31, 2000     MARCH 31, 1999
Numerator:
   Net loss .......................................     $ (5,160,585)        $ (3,724,679)
                                                        ------------         ------------
Numerator for basic and diluted loss per share ....     $ (5,160,585)        $ (3,724,679)
Denominator:
   Denominator for basic and diluted loss per
     share - weighted average shares ..............       11,720,515           11,464,242
                                                        ============         ============
Basic and diluted loss per share ..................     $      (0.44)        $      (0.32)


4. SUBSEQUENT EVENTS

On May 8, 2000, we granted to Schering AG ("Schering") (Berlin, Germany) a worldwide, royalty-bearing license to our patents covering Schering's development project. Eovist injection (gadolinium EOB-DTPA), an MRI contrast agent for imaging the liver, currently in Phase III clinical trials. Among the licensed patents are European Patent 222,886 and US patents 4,899,755 and 4,880,008.

On May 9, 2000, the Opposition Division of the European Patent Office maintained our European Patent 222,886 in a slightly amended form. The patent is owned by the Massachusetts General Hospital and is exclusively licensed to us. Schering licensed rights to this patent, as described above, and withdrew prior to the hearing. Other parties in the opposition can elect to appeal the decision.

Also on May 8, 2000, Schering granted us a non-exclusive, royalty-bearing license to its Japanese patents 1,932,626, 1,968,413 and its Japanese Application WO 99/16474. We have agreed to withdraw our invalidation claim of Schering's Japanese patent 1,932,626 in the Japanese Patent Office pursuant to this license agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since commencing operations in 1992, we have been engaged principally in the research and development of our product candidates as well as seeking various regulatory clearances and patent protection. We have had no revenues from product sales and have incurred losses since inception through March 31, 2000 aggregating approximately $50.6 million. We have received revenues in connection with various licensing and collaboration agreements. In August 1996, we entered into a strategic alliance with Mallinckrodt, Inc. ("Mallinckrodt") pursuant to which we received $6.0 million in up-front license fees. The agreement provided for an additional $2.0 million milestone payment, which was received in July 1997. In March 1996, we entered into a strategic alliance with Daiichi Radioisotope Laboratories, Ltd. ("Daiichi"). Under this agreement, we received $3.0 million in license fees and $5.0 million from the sale of shares of our preferred stock, and were entitled to receive up to $3.3 million in future payments based upon our achievement of certain product development milestones. We received $900,000 of such milestone payments in July 1997.

We expect continued operating losses for the next several years as we incur expenses to support research, development and efforts to obtain regulatory approvals.

Our initial product candidate, AngioMARK (MS-325), is currently our only product candidate undergoing human clinical trials. We filed an investigational new drug ("IND") application for AngioMARK in July 1996. We initiated a Phase I clinical trial in 1996 and a Phase I dose escalation study in 1997, both of which have been completed. We completed a Phase II clinical trial in June 1998 to test the safety and preliminary efficacy of AngioMARK-enhanced magnetic resonance angiography ("MRA") for the evaluation of peripheral vascular disease ("PVD") and we are currently conducting a Phase II feasibility trial to test the safety and feasibility of AngioMARK-enhanced MRA for the evaluation of coronary artery disease ("CAD"). In addition, in January 1998, we initiated a Phase II clinical trial to test the safety and feasibility of AngioMARK for detecting breast cancer. Enrollment in this trial was completed in March 2000. In June 1999, we initiated a Phase III clinical trial to determine the efficacy of AngioMARK-enhanced MRA for the detection of aortoiliac occlusive disease ("AIOD").

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 1999

REVENUES. First quarter revenues were approximately $859,000 and $287,000 in 2000 and 1999, respectively, and in both periods included revenues derived from product development contracts. The increase in revenues during the first quarter of 2000 was due to the timing of cost-sharing reimbursements, based on development costs incurred by our partners and us.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended March 31, 2000 were $5.1 million as compared to $3.3 million for the three months ended March 31, 1999. The increased research and development costs were primarily due to clinical trial, personnel and other costs associated with advancing AngioMARK through a Phase III clinical trial program that began in June 1999. Higher costs were also incurred related to our other research and development activities.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2000 of $1.0 million were consistent with the first quarter of 1999 and reflected lower legal costs associated with ongoing patent activities offset by higher costs incurred on corporate communication and marketing activities.

INTEREST INCOME AND EXPENSE. Other income, consisting mainly of interest income, decreased approximately $202,000 in 2000 as compared to 1999 mainly due to lower average levels of invested cash during the first quarter of 2000. The increase in interest expense of approximately $42,000 in 2000 was the result of higher interest expense associated with the loan payable to our strategic partner, Mallinckrodt. At March 31, 2000, cash, cash equivalents and marketable securities totaled $10.5 million and the balance of the loan payable to our strategic partner was $2.8 million.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception through March 31, 2000, primarily with $14.3 million in net proceeds from our initial public offering completed in February 1997, $22.9 million from a follow-on public offering of common stock in November 1997, $18.4 million from private sales of equity securities, $18.0 million received from third parties in connection with collaboration and license arrangements, $2.6 million of equipment lease financing and $5.2 million in interest income. From inception through March 31, 2000 we have incurred $76.7 million of costs attributable to operating activities, including $57.3 million related to the research and development of technology and new product candidates, including AngioMARK.

Our principal source of liquidity consists of cash, cash equivalents and marketable securities, which totaled $10.5 million at March 31, 2000, as compared to $14.1 million at December 31, 1999.

In October 1999, we entered into a Non-Negotiable Promissory Note and Security Agreement (the "Loan") with Mallinckrodt pursuant to which we are eligible to borrow up to $9.5 million from Mallinckrodt, on a quarterly basis, to cover our share of AngioMARK development costs. The Loan bears interest, adjustable on a quarterly basis, at the Prime Rate published in the Wall Street Journal. The Loan is repayable in full on the earliest to occur of (i) October 1, 2002, (ii) thirty days after the date of the First Commercial Sale of Licensed Product in the Territory (as such terms are defined in our Strategic Collaboration Agreement with Mallinckrodt dated August 30, 1996, as amended (the "Strategic Collaboration Agreement")) and (iii) thirty days after the first date upon which we could reasonably repay all outstanding principal and interest on the Loan without creating any reasonably foreseeable risk that we would be otherwise entitled to receive a loan from Mallinckrodt under the existing terms of the Strategic Collaboration Agreement within six months of the date of any such repayment. The Loan is secured by a first priority security interest in all of our intellectual property. Although the possibility exists that the Loan will become repayable within the next twelve months pursuant to repayment provision
(iii) above, the conditions required to be met by such provision require our speculation concerning both the probability and success of certain future financial transactions. Due to our current uncertainty that such future transactions will occur or will occur such as to cause repayment provision (iii) above to apply, we have classified the Loan as a long-term obligation. We received the second installment of $1,214,089 pursuant to the Loan during the quarter ended March 31, 2000. The Loan balance at March 31, 2000 is $2,797,646.

We are eligible to receive additional payments of $2.4 million from Daiichi upon the attainment of certain future AngioMARK development milestones. Daiichi is responsible for funding development of AngioMARK in Japan. Under our agreement with Mallinckrodt, we and Mallinckrodt generally will share equally in future development costs of AngioMARK up to a specified maximum amount.

During the quarter ended March 31, 2000, we used approximately $5.2 million of cash for operating activities. We expect that our cash needs for operations will increase significantly in future periods due to planned clinical trials and other expenses associated with the development of AngioMARK and new research and development programs.

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

FORWARD-LOOKING STATEMENTS

    The discussion included in this section as well as elsewhere in the Quarterly Report on Form 10-Q contains forward-looking statements based on the current expectations of our management. Such statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" attached as Exhibit 99.1 and incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 1999 as previously filed with the Commission. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only as of the date thereof. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

         27.1 Financial Data Schedule for the interim year-to date period ended March 31, 2000 (for electronic filing only).

         99.1 Important Factors Regarding Forward-Looking Statements filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

    (B) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              EPIX Medical, Inc.

Date: May 15, 2000                         By: /s/ PAMELA E. CAREY
                                              ---------------------------------
                                              Pamela E. Carey
                                              Director of Finance and Treasurer
                                              (Principal Financial Officer and
                                              Accounting Officer)

                                  EXHIBIT INDEX

NUMBER   DESCRIPTION

27.1     Financial data schedule for the interim year-to-date period ended March
         31, 2000 (for electronic filing only).

99.1     Important Factors Regarding Forward-Looking Statements filed as Exhibit
         99.1 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1999 and incorporated herein by reference.