Form 10-Q
period 2000-06-30
EPIX MEDICAL INC
filed 2000-08-14
CIK 1027702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the transition period from _________ to ___________.

                         Commission File Number 0-21863

                               EPIX Medical, Inc.
                               ------------------
             (Exact name of Registrant as Specified in its Charter)

        DELAWARE                                       04-3030815
 ------------------------------           --------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

          71 ROGERS STREET
      CAMBRIDGE, MASSACHUSETTS                             02142
---------------------------------------        -------------------------------
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (617) 250-6000

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 Par Value Per Share
                    ---------------------------------------
                                (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    As of August 3, 2000, 13,000,831 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                               EPIX MEDICAL, INC.

                                      INDEX

                                                                                                                        Page
                                                                                                                       Number
                                                                                                                       ------

PART I.              FINANCIAL INFORMATION
    Item 1.          Financial Statements (Unaudited)

                     Condensed  Balance Sheets--June 30, 2000 and December 31, 1999                                       3

                     Condensed  Statements of Operations--Three and Six Months Ended June 30, 2000 and 1999               4

                     Condensed  Statements of Cash Flows--Six Months Ended June 30, 2000 and 1999                         5

                     Notes to Condensed Financial Statements                                                              6

    Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations                8

PART II.             OTHER INFORMATION

    Item 2.          Changes in Securities                                                                               12

    Item 4.          Submission of Matters to a Vote of Security Holders                                                 12

    Item 6.          Exhibits and Reports on Form 8-K                                                                    13

    Signatures                                                                                                           14

                               EPIX MEDICAL, INC.

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                       JUNE 30,                    DECEMBER 31,
                                                                                         2000                          1999
                                                                                 ---------------------         ---------------------

Assets:
Current assets:
    Cash and cash equivalents                                                             $   943,214                   $   430,124
    Available-for-sale marketable securities                                               32,081,983                    13,709,980
    Prepaid expenses and other current assets                                               1,180,796                     1,214,929
                                                                                 ---------------------         ---------------------
         Total current assets                                                              34,205,993                    15,355,033

Property and equipment, net                                                                 1,588,548                     2,058,282
Notes receivable from officer                                                                 366,295                       356,159
Other assets                                                                                  130,586                       116,109
                                                                                 ---------------------         ---------------------
         Total assets                                                                     $36,291,422                   $17,885,583
                                                                                 =====================         =====================

Liabilities and Stockholders' Equity:
Current liabilities:
    Accounts payable and accrued expenses                                                 $ 3,690,444                   $ 3,753,836
    Contract advances                                                                       4,384,814                       308,955
    Current portion of capital lease obligations                                              379,911                       379,911
    Current portion of note payable                                                           420,188                       397,864
    Current portion of loan payable                                                         1,805,501                             -
                                                                                 ---------------------         ---------------------
         Total current liabilities                                                         10,680,858                     4,840,566

Capital lease obligations, less current portion                                               114,156                       323,748

Note payable, less current portion                                                            191,992                       373,783

Loan payable less current portion                                                           2,797,646                     1,583,557

Common stock, $.01 par value, 15,000,000 shares authorized; 12,960,362 and
    11,680,315 shares issued and outstanding at
    June 30, 2000 and December 31, 1999, respectively                                         129,604                       116,803
Additional paid-in capital                                                                 77,559,170                    56,520,680
Loan to stock option holders                                                                         -                     (387,430)
Accumulated deficit                                                                       (55,129,479)                  (45,398,477)
Other comprehensive loss                                                                      (52,525)                      (87,647)
                                                                                 ---------------------         ---------------------
Total stockholders' equity                                                                 22,506,770                    10,763,929
                                                                                 ---------------------         ---------------------

Total liabilities and stockholders' equity                                                $36,291,422                   $17,885,583
                                                                                 =====================         =====================


See accompanying notes to condensed financial statements.

                               EPIX MEDICAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       THREE MONTHS ENDED       THREE MONTHS ENDED      SIX MONTHS ENDED      SIX MONTHS ENDED
                                          JUNE 30, 2000            JUNE 30, 1999          JUNE 30, 2000         JUNE 30,1999
                                       --------------------     --------------------   --------------------  -------------------

Revenues                                       $ 2,286,729              $   266,552            $ 3,146,129           $   553,819

Operating expenses:
    Research and development                     5,456,370                3,431,476             10,507,276            6,717,967
    General and administrative                   1,439,641                1,090,087              2,481,724            2,132,042
                                       --------------------     --------------------   --------------------  -------------------
         Total operating expenses                6,896,011                4,521,563             12,989,000            8,850,009
                                       --------------------     --------------------   --------------------  -------------------

Operating loss                                  (4,609,282)              (4,255,011)            (9,842,871)          (8,296,190)

Interest income                                    142,402                  315,840                311,366              686,733
Interest expense                                  (103,538)                 (53,701)              (199,497)            (108,093)
                                       --------------------     -------------------    --------------------  -------------------
Net loss                                       $(4,570,418)             $(3,992,872)           $(9,731,002)         $(7,717,550)
                                       ====================     ====================   ====================  ===================

Weighted average shares:
     Basic and diluted                          11,869,515               11,494,531             11,795,015           11,479,530
                                       ====================     ====================   ====================  ===================

Loss per common share:
     Basic and diluted                              $(0.39)                  $(0.35)                $(0.83)              $(0.67)
                                       ====================     ====================   ====================  ===================



See accompanying notes to condensed financial statements.

                               EPIX MEDICAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       SIX MONTHS ENDED                SIX MONTHS ENDED
                                                                        JUNE 30, 2000                   JUNE 30, 1999
                                                                  ---------------------------     ---------------------------
Operating activities:
Net loss                                                                        $ (9,731,002)                  $  (7,717,550)
Adjustments to reconcile net loss to cash used by
    operating activities:
         Depreciation and amortization                                               487,491                         503,065
         Stock compensation expense                                                        -                          98,956
         Loss on sale of fixed assets                                                      -                          18,501
         Interest income related to stock option loans                                (6,902)                         (4,308)
    Change in operating assets and liabilities:
         Prepaid expenses, other current assets, notes
           receivable from officer and other assets                                    9,520                        (108,138)
         Contract advances                                                         4,075,859                        (404,302)
         Accounts payable and accrued expenses                                       (63,390)                       (132,588)
         Receipt of cash from Schering AG
           for marketing rights                                                   10,000,000                               -
         Disbursement of cash to Mallinckrodt
           for marketing rights                                                  (10,000,000)                              -
                                                                  ---------------------------     ---------------------------
    Net cash used by operating activities                                         (5,228,424)                     (7,746,364)

Investing activities:
Purchase of fixed assets                                                             (17,757)                        (67,698)
Proceeds from sale of fixed assets                                                         -                          19,500
Purchases of marketable securities                                               (68,382,778)                   (113,922,818)
Proceeds from sales or redemptions of marketable securities                       50,045,897                     123,343,657
                                                                  ---------------------------     ---------------------------
    Net cash (used) provided by investing activities                             (18,354,638)                      9,372,641
                                                                  ---------------------------     ---------------------------

Financing activities:
Proceeds from collection of stock option loans and
related interest                                                                     394,331                               -
Proceeds from issuance of loan payable                                             3,019,590                               -
Repayment of capital lease obligations                                              (209,592)                       (208,363)
Repayment of note payable                                                           (159,468)                       (168,791)
Proceeds from ESPP purchases                                                          69,984                          66,895
Proceeds from issuance of stock to Schering BV                                    20,000,000                               -
Proceeds from exercise of stock options                                              981,307                          22,728
                                                                  ---------------------------     ---------------------------
Net cash provided (used) by financing activities                                  24,096,152                        (287,531)
                                                                  ---------------------------     ---------------------------
Increase in cash and cash equivalents                                                513,090                       1,338,746

Cash and cash equivalents at beginning of period                                     430,124                         369,454
                                                                  ---------------------------     ---------------------------

Cash and cash equivalents at end of period                                      $    943,214                   $   1,708,200
                                                                  ===========================     ===========================
Supplemental disclosure of noncash investing and financing
     activities:
Fixed assets acquired through lease financing                                              -                        $154,759
                                                                  ===========================     ===========================
Issuance of stock option loan for exercise of stock options                                -                        $254,302
                                                                  ===========================     ===========================
Supplemental cash flow information:
Cash paid for interest                                                               $86,220                        $108,093
                                                                  ===========================     ===========================


See accompanying notes to condensed financial statements.

                               EPIX MEDICAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

    The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (the "Commission"). Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results expected for the full fiscal year.

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

2. SIGNIFICANT AGREEMENTS

    In June 2000, the Company entered into a strategic collaboration agreement pursuant to which the Company granted Schering AG an exclusive license to co-develop and market MS-325 worldwide, exclusive of Japan. MS-325 is the Company's cardiovascular magnetic resonance imaging agent formerly known by the Mallinckrodt Inc. ("Mallinckrodt") product name AngioMARK. Generally, the Company and Schering AG will share equally in MS-325 costs and profits. Under the agreement, the Company will assume responsibility for completing clinical trials and filing for Food and Drug Administration approval in the United States and Schering AG will lead clinical activities for the product outside the United States, excluding Japan. In addition, the Company granted Schering AG an exclusive option to develop and market an unspecified cardiovascular product from the Company's product pipeline. In connection with this strategic collaboration agreement and in connection with the amendment to the strategic collaboration agreement between the Company and Mallinckrodt, as further described below, Schering AG paid the Company an up-front fee of $10 million, which the Company then paid to Mallinckrodt. Schering AG also made a $20 million equity investment in the Company at $17.98 per share, through its affiliate, Schering Berlin Venture Corporation ("Schering BV"). The Company also may receive up to an additional $20 million in milestones under this agreement. Also, under the agreement, the Company has an option to participate in the development and marketing of two of Schering AG's products currently in clinical trials, SHU 555C and Gadomer-17.

    Also in June 2000, the Company amended its strategic collaboration with Mallinckrodt to grant Mallinckrodt a non-exclusive, worldwide license to manufacture MS-325 for clinical development and commercial use in accordance with a manufacturing and supply agreement entered into in June 2000 between Mallinckrodt and Schering AG, and to enable the Company to enter into the collaboration agreement with Schering AG. In connection with this amendment, the Company may pay Mallinckrodt up to $5 million in milestones. The Company will also pay Mallinckrodt a share of MS-325 operating margins for sales within the US and a royalty on MS-325 gross profits for sales outside the US.

    As a result of the above noted agreements, in effect, Schering AG has purchased the MS-325 marketing rights previously owned by Mallinckrodt. Since the $10 million payment from Schering AG to the Company was required to be, and was, then paid by the Company to Mallinckrodt, the Company did not reflect the receipt and the disbursement in its statement of operations. Such amounts are, however, reflected in the Company's statement of cash flows for the six months ended June 30, 2000.

3. COMPREHENSIVE INCOME

    Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income (loss). Total comprehensive income (loss) for the quarter ended June 30, 2000 amounted to $32,316 compared to ($70,635) in the same period in 1999. Total comprehensive income (loss) for the six months ended June 30, 2000 amounted to $35,122 compared to ($107,685) in the same period in 1999.

4. EARNINGS (LOSS) PER SHARE

    The Company computes earnings (loss) per share in accordance with the provisions of SFAS No. 128, "Earnings per Share" and related interpretations and amendments. Basic net earnings (loss) per share is based upon the weighted-average number of common shares outstanding and excludes the effect of potentially dilutive common stock issuable upon exercise of stock options. In computing diluted earnings (loss) per share, only common shares that are potentially dilutive, those that reduce earnings per share, are included. The exercise of options is not assumed if the result is antidilutive, such as when a loss from continuing operations is reported. The following table sets forth the computation of basic and diluted loss per share:


                                                     THREE MONTHS ENDED                             SIX MONTHS ENDED
                                              -------------------------------------     -----------------------------------------
                                                   JUNE 30,             JUNE 30,                 JUNE 30,             JUNE 30,
                                                     2000                 1999                     2000                 1999
                                                   ------               -------                  -------              ------
Numerator:

Numerator for basic and diluted loss per
   share                                         $(4,570,418)         $(3,992,872)             $(9,731,002)         $(7,717,550)
                                              ================ ====================      ==================== ====================
Denominator:
   Denominator for basic and diluted loss per
     share - weighted average shares              11,869,515           11,494,531               11,795,015           11,479,530
                                              ================ ====================      ==================== ====================
Basic and diluted loss per share                      $(0.39)              $(0.35)                  $(0.83)              $(0.67)
                                                      =======              =======                  =======              =======

5. LOAN PAYABLE

    In October 1999, the Company entered into a Non-Negotiable Promissory Note and Security Agreement (the "Loan") with Mallinckrodt pursuant to which the Company was eligible to borrow up to $9.5 million from Mallinckrodt, on a quarterly basis, to cover the Company's share of MS-325 development costs. The Loan bears interest, adjustable on a quarterly basis, at the Prime Rate published in the Wall Street Journal. The Company received the third installment of $1,805,501 pursuant to the Loan during the quarter ended June 30, 2000. The Loan balance at June 30, 2000 is $4,603,147. Pursuant to the Amended and Restated Strategic Collaboration Agreement the Company entered into with Mallinckrodt in June 2000 (See Note 2.), the Company will not be entitled to receive further funding under the Loan, and $1,805,501 is to be repaid to Mallinckrodt during the third quarter of 2000. The remaining balance of the Loan, $2,797,646, is to be repaid on October 1, 2002.

6. SUBSEQUENT EVENT

    On July 19, 2000, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the issuance of up to three million shares of Common Stock. Once registered, these shares will be available for sale by the Company when we believe that market conditions are favorable and as investment opportunities arise. The terms of any sale would be determined at the time shares are issued.

7. NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, as amended, ("SAB 101") "Revenue Recognition in Financial Statements," which is to be implemented by the Company no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Company is presently analyzing the impact, if any, that adherence to the SAB will have on its financial condition or results of operations.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transaction involving Stock Compensation, an interpretation of APB Opinion No. 25." The Company is required to adopt the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. As a result of adopting the Interpretation, the Company will be required to apply variable accounting to these stock options that have been modified and if the market price of the Company's stock increases it will recognize compensation expense that it otherwise would not have incurred. The Company does not believe that the adoption of this Interpretation will have a material adverse effect on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since commencing operations in 1992, we have been engaged principally in the research and development of our product candidates as well as seeking various regulatory clearances and patent protection. We have had no revenues from product sales and have incurred losses since inception through June 30, 2000 aggregating approximately $55.1 million. We have received revenues in connection with various licensing and collaboration agreements. In August 1996, we entered into a strategic alliance with Mallinckrodt pursuant to which we received $6.0 million in up-front license fees. The agreement provided for an additional $2.0 million milestone payment, which was received in July 1997. In March 1996, we entered into a strategic alliance with Daiichi Radioisotope Laboratories, Ltd. ("Daiichi"). Under this agreement, we received $3.0 million in license fees and $5.0 million from the sale of shares of our preferred stock, and were entitled to receive up to $3.3 million in future payments based upon our achievement of certain product development milestones. We received $900,000 of such milestone payments in July 1997.

In June 2000, we completed the following strategic transactions:

    - We entered into a strategic collaboration agreement pursuant to which we granted Schering AG an exclusive license to co-develop and market MS-325 worldwide, exclusive of Japan. MS-325 is our cardiovascular magnetic resonance imaging agent formerly known by the Mallinckrodt product name AngioMARK. Generally, we and Schering AG will share equally in MS-325 profits. Under the agreement, we will assume responsibility for completing clinical trials and filing for Food and Drug Administration approval in the United States and Schering AG will lead clinical activities for the product outside the United States. Costs of the clinical development program generally will be shared equally by Schering AG and us beginning January 1, 2000. In addition, we granted Schering AG an exclusive option to develop and market an unspecified cardiovascular product from our product pipeline. In connection with this strategic collaboration agreement and in connection with the amendment to the strategic collaboration agreement between the Company and Mallinckrodt, as further described below, Schering AG paid us an up-front fee of $10 million, which we then paid to Mallinckrodt. Schering AG also made a $20 million dollar equity investment in us at $17.98 per share, through its affiliate, Schering BV. We may receive up to an additional $20 million in milestones under this agreement. Also, under the agreement, we will have an option to participate in the development and marketing of two of Schering AG's products currently in clinical trials, SHU 555C and Gadomer-17.

    - In connection with the exclusive license that we granted to Schering AG, we amended our strategic collaboration with Mallinckrodt to grant Mallinckrodt a non-exclusive, worldwide license to manufacture MS-325 for clinical development and commercial use in accordance with a manufacturing and supply agreement entered into between Mallinckrodt and Schering AG, and to enable us to enter into the collaboration agreement with Schering AG. In connection with this amendment, we may pay up to $5 million in milestones to Mallinckrodt. We also will pay Mallinckrodt a share of MS-325 operating margins for sales within the US and a royalty on MS-325 gross profits for sales outside the US. In addition, we will reimburse Mallinckrodt for its portion of clinical development costs incurred during 2000 and we will prepay the portion of the Non-Negotiable Promissory Note and Security Agreement related to 2000 expenses. We currently estimate the total of these payments to be $3.3 million.

On May 8, 2000, we granted to Schering AG a worldwide, royalty-bearing license to patents covering Schering AG's development project, Eovist injection, an MRI contrast agent for imaging the liver, currently in Phase III clinical trials. Schering AG had been an opposing party in our European patent case prior to the licensing agreement. On May 9, 2000, the Opposition Division of the European Patent Office maintained our European Patent in a slightly amended form. The patent is owned by the Massachusetts General Hospital and is exclusively licensed to us. The remaining opposing parties can elect to appeal the decision. Also on May 8, 2000, Schering AG granted us a non-exclusive, royalty-bearing license to certain of its Japanese patents. We have agreed to withdraw our invalidation claim of Schering AG's Japanese patent 1,932,626 in the Japanese Patent Office pursuant to this license agreement.

Our initial product candidate, MS-325, is currently our only product candidate undergoing human clinical trials. We filed an investigational new drug application for MS-325 in July 1996. We initiated a Phase I clinical trial in 1996 and a Phase I dose escalation study in 1997, both of which have been completed. We completed a Phase II clinical trial in June 1998 to test the safety and preliminary efficacy of MS-325-enhanced magnetic resonance angiography ("MRA") for the evaluation of peripheral vascular disease and we are currently conducting a Phase II feasibility trial to test the safety and feasibility of MS-325-enhanced MRA for the evaluation of coronary artery disease. In addition, in January 1998, we initiated a Phase II clinical trial to test the safety and feasibility of MS-325 for detecting breast cancer. Enrollment in this trial was completed in March 2000. In June 1999, we initiated a Phase III clinical trial to determine the efficacy of MS-325-enhanced MRA for the detection of aortoiliac occlusive disease.

We expect continued operating losses for the next several years as we incur expenses to support research, development and efforts to obtain regulatory approvals.

We anticipate fluctuation in our quarterly results of operations due to several factors, including: the timing of fees and milestone payments received from and paid to strategic partners; the formation of new strategic alliances; the timing of expenditures in connection with research and development activities; the timing of product introductions and associated launch, marketing and sales activities; and the timing and extent of product acceptance for different indications and geographical areas of the world.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES. Second quarter revenues were approximately $2.3 million and $267,000 in 2000 and 1999, respectively, and were derived from product development contracts with Schering AG in the second quarter of 2000, and with Mallinckrodt in the second quarter of 1999. The increase in revenues during the second quarter of 2000 was primarily due to the impact of the development funding terms under the collaboration agreement with Schering AG entered into in June 2000.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended June 30, 2000 were $5.5 million as compared to $3.4 million for the three months ended June 30, 1999. The increased research and development expenses were primarily due to the impact of development funding terms under the collaboration agreement with Schering AG, as well as higher costs associated with advancing MS-325 through clinical trials. Increased costs for personnel and resources to support research and development of our thrombus imaging program also contributed to the increase.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended June 30, 2000 were $1.4 million as compared to $1.1 million for the corresponding period of 1999. The increase was primarily due to higher legal costs related to our collaboration with Schering AG and on-going patent activities. Higher costs related to corporate communications and marketing activities also contributed to the increase.

INTEREST INCOME AND EXPENSE. Interest income decreased approximately $174,000 in 2000 as compared to 1999 mainly due to lower average levels of invested cash during the second quarter of 2000. The increase in interest expense of approximately $50,000 in 2000 was the result of the loan payable to Mallinckrodt.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES. Revenues for the six months ended June 30, 2000 and June 30, 1999 were approximately $3.1 million and $554,000, respectively, and were derived from product development contracts with Schering AG in the six months ended June 30, 2000 and with Mallinckrodt in 1999. The increase in revenues during the six months ended June 30, 2000 was primarily due to the impact of the development funding terms under the collaboration agreement with Schering AG.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the six months ended June 30, 2000 were $10.5 million as compared to $6.7 million for the six months ended June 30, 1999. The increased research and development expenses were primarily due to the impact of development funding terms under the collaboration agreement with Schering AG, as well as higher costs associated with advancing MS-325 through clinical trials. Increased costs for personnel and resources to support research and development of our thrombus imaging program also contributed to the increase.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2000 were $2.5 million as compared to $2.1 million for the corresponding period of 1999. The increase was primarily due to higher costs related to corporate communications and marketing activities.

INTEREST INCOME AND EXPENSE. Net interest income decreased approximately $375,000 in 2000 as compared to 1999 mainly due to lower average levels of invested cash during the six months ended June 30, 2000. The increase in interest expense of approximately $91,000 in 2000 was the result of the loan payable to Mallinckrodt.

LIQUIDITY AND CAPITAL RESOURCES

We have primarily financed our operations from inception through June 30, 2000, with $14.3 million in net proceeds from our initial public offering completed in February 1997, $22.9 million from a follow-on public offering of common stock in November 1997, $19.1 million from private sales of equity securities, $38.0 million received from third parties in connection with collaboration and license arrangements, $2.6 million of equipment lease financing, $5.3 million in interest income and $20.0 million from a private offering of common stock to Schering BV, an affiliate of Schering AG in June 2000, as described below. From inception through June 30, 2000, we have incurred $83.6 million of costs attributable to operating activities, including $62.8 million related to the research and development of technology and new product candidates, including MS-325.

Our principal sources of liquidity consist of cash, cash equivalents and marketable securities, which totaled $33.0 million at June 30, 2000, as compared to $14.1 million at December 31, 1999.

In June 2000, in connection with the execution of the strategic collaboration agreement between us and Schering AG, we entered into a stock purchase agreement with Schering BV whereby we issued 1,112,075 shares of our common stock for a total purchase price of $20.0 million, or $17.98 per share. In addition, in connection with the stock purchase agreement, we entered into a Standstill Agreement with Schering BV, pursuant to which Schering BV agreed not to sell or otherwise dispose of the shares purchased except under certain conditions enumerated in the Standstill Agreement. We may receive up to an additional $20 million in milestones under the strategic collaboration agreement. In connection with the amended and restated strategic agreement with Mallinckrodt, we may pay up to $5 million in milestones to Mallinckrodt.

In June 2000, we received $263,765, including interest, as full repayment of a promissory note with 25% recourse from an executive officer pursuant to an employee stock option financing program available to all our employees.

In October 1999, we entered into a Non-Negotiable Promissory Note and Security Agreement (the "Loan") with Mallinckrodt pursuant to which we were eligible to borrow up to $9.5 million from Mallinckrodt, on a quarterly basis, to cover our share of MS-325 development costs. The Loan bears interest, adjustable on a quarterly basis, at the Prime Rate published in the Wall Street Journal. We received the third installment of $1,805,501 pursuant to the Loan during the quarter ended June 30, 2000. The Loan balance at June 30, 2000 is $4,603,147. Pursuant to the Amended and Restated Strategic Collaboration Agreement we entered into with Mallinckrodt in June 2000, we will not be entitled to receive further funding under the Loan, and $1,805,501 is to be repaid to Mallinckrodt during the third quarter of 2000. The remaining balance of the Loan is to be repaid on October 1, 2002.

We are eligible to receive additional payments of $2.4 million from Daiichi upon the attainment of certain future MS-325 development milestones. Daiichi is responsible for funding development of MS-325 in Japan.

During the six months ended June 30, 2000, we used approximately $5.2 million of cash for operating activities. We expect that our cash needs for operations will significantly increase in future periods due to planned clinical trials and other expenses associated with the development of MS-325 and new research and development programs.

We estimate that existing cash, cash equivalents and marketable securities, will be sufficient to fund our operations through the first quarter of 2002. We believe that we will need to raise additional funds for research, development and other expenses through equity or debt financing, strategic alliances or otherwise, prior to commercialization of any of our product candidates. There can be no assurance that additional financing will be available on terms acceptable to us, or at all. Our future liquidity and capital requirements will depend on numerous factors, including the following: the progress and scope of clinical trials; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both United States and foreign governmental approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the extent to which our products gain market acceptance; the timing and costs of product introductions; the extent of our ongoing research and development programs; the costs of training physicians to become proficient with the use of our products; and, if necessary, once regulatory approvals are received, the costs of developing marketing and distribution capabilities.

Because of anticipated spending to support development of MS-325 and new research programs, we do not expect to generate positive cash flow from operating activities for any future quarterly or annual period prior to commercialization of MS-325. We anticipate continued investments in fixed assets, including equipment and facilities expansion to support new and continuing research and development programs. We have in place a lease agreement that will enable us to utilize our current principal scientific facilities through December 31, 2002, and we have an option to extend the lease for an additional three or five years at 95% of the then market rate. We also have a lease for nearby office space, which expires in December 2002.

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

YEAR 2000

In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We expensed approximately $25,000 during 1999 and less than $1,000 in 2000 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products or services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that arise are addressed promptly.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         On June 20, 2000, in connection with the strategic collaboration agreement we entered into with Schering AG on June 9, 2000, we sold 1,112,075 shares of our common stock to Schering BV, an affiliate of Schering AG, at a purchase price of $17.98 per share and raised gross proceeds of $20,000,000. The offer and sale of these shares was made in reliance upon the exemption from the registration provisions of the Securities Act of 1933 set forth in
Section 4(2) thereof. These shares are restricted securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

         The Company held its Annual Meeting of Stockholders on May 1, 2000, and the following matters were voted on at that meeting:

         1. The election of Luke B. Evnin, Ph.D. and Randall B. Lauffer, Ph.D. as Class I Directors, each to serve for a three year term of office or until their successors are elected. The following chart shows the number of votes cast for or against each director, as well as the number of abstentions, broker nonvotes and number of votes withheld.


                                                              VOTES                             BROKER
DIRECTOR                 FOR             AGAINST            WITHHELD         ABSTAIN           NONVOTES
--------                 ---             -------            --------         -------           --------
Dr. Evnin              9,224,029            N/A              62,105             N/A               N/A

Dr. Lauffer            9,224,029            N/A              62,105             N/A               N/A


         The following is a list of the directors whose term of office as a director continued after the meeting:


DIRECTOR                                                 TERM EXPIRES
--------                                                 ------------
Stanley T. Crooke, M.D., Ph.D.                           2001
Christopher F.O. Gabrieli                                2002
Michael D. Webb                                          2002


         2. The proposal to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 15,000,000 shares to 40,000,000 shares. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions:

                FOR                                AGAINST                             ABSTAIN
                ---                                -------                             -------
             8,982,844                             300,726                              2,564

         3. The proposal to amend the Company's Amended and Restated 1992 Equity Incentive Plan to increase the aggregate number of shares of common stock as to which awards may be granted under such plan by 2,000,000 shares. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker nonvotes:


            FOR                       AGAINST                    ABSTAIN                BROKER NONVOTES
            ---                       -------                    -------                ---------------
         6,370,328                    492,669                     2,964                    2,420,173

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

         10.1 Second Amendment dated June 30, 2000 to the Short Form Lease dated as of July 7, 1998 with a commencement date as of January 1, 1998 between the Company and the Trustees of The Cambridge East Trust. Filed herewith.

         27.1 Financial Data Schedule for the interim year-to date period ended June 30, 2000 (for electronic filing only).

         99.1 Important Factors Regarding Forward-Looking Statements filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.


    (B) REPORTS ON FORM 8-K

        The following report on Form 8-K was filed during the quarter ended June 30, 2000:

        (i) On June 29, 2000, the Company filed with the Securities and Exchange Commission, a current report on Form 8-K for the June 9, 2000 event reporting the series of agreements the Company entered into with Schering AG, Schering BV and Mallinckrodt.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 EPIX Medical, Inc.

Date: August 14, 2000       By: /s/ Pamela E. Carey
                                -------------------

                                 Pamela E. Carey
                                 Vice President of Finance and Administration, Chief Financial Officer