Form 10-Q
period 2000-09-30
EPIX MEDICAL INC
filed 2000-11-13
CIK 1027702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

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

                                    DELAWARE
              ----------------------------------------------------
                         (State or other jurisdiction of
                         incorporation or organization)

                                   04-3030815
                 ----------------------------------------------
                      (I.R.S. Employer Identification No.)

                                71 ROGERS STREET
                            CAMBRIDGE, MASSACHUSETTS
              ----------------------------------------------------
                    (Address of principal executive offices)

                                      02142
                 ----------------------------------------------
                                   (Zip Code)



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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No| |

     As of November 3, 2000, 13,129,721 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                               EPIX MEDICAL, INC.

                                      INDEX

                                                                                                                        PAGE
                                                                                                                       NUMBER
                                                                                                                       ------

PART I.              FINANCIAL INFORMATION
    Item 1.          Financial Statements (Unaudited)
                     Condensed  Balance Sheets--September  30, 2000 and December 31, 1999                                  3
                     Condensed  Statements of Operations--Three and Nine Months Ended September 30, 2000 and 1999          4
                     Condensed  Statements of Cash Flows--Nine Months Ended September  30, 2000 and 1999                   5
                     Notes to Condensed Financial Statements                                                               6
    Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations                 9

PART II.             OTHER INFORMATION
    Item 6.          Exhibits and Reports on Form 8-K                                                                     13
    Signatures                                                                                                            14


                                                 EPIX MEDICAL, INC.

                                              CONDENSED BALANCE SHEETS
                                                     (UNAUDITED)

                                                                                SEPTEMBER 30,                  DECEMBER 31,
                                                                                     2000                          1999
                                                                           --------------------         ---------------------

Assets:
Current assets:
    Cash and cash equivalents                                                      $ 3,965,206                     $ 430,124
    Available-for-sale marketable securities                                        25,308,773                    13,709,980
    Prepaid expenses and other current assets                                        1,082,836                     1,214,929
                                                                           --------------------         ---------------------
         Total current assets                                                       30,356,815                    15,355,033

Property and equipment, net                                                          1,353,926                     2,058,282
Notes receivable from officer                                                                -                       356,159
Other assets                                                                           134,860                       116,109
                                                                           --------------------         ---------------------
         Total assets                                                             $ 31,845,601                   $17,885,583
                                                                           ====================         =====================

Liabilities and Stockholders' Equity:
Current liabilities:
    Accounts payable and accrued expenses                                           $5,202,148                    $3,753,836
    Contract advances                                                                2,748,987                       308,955
    Current portion of capital lease obligations                                       283,078                       379,911
    Current portion of note payable                                                    438,946                       397,864
    Current portion of loan payable                                                  1,805,501                             -
                                                                           --------------------         ---------------------
         Total current liabilities                                                  10,478,660                     4,840,566

Capital lease obligations, less current portion                                        114,431                       323,748

Note payable, less current portion                                                      39,241                       373,783

Loan payable, less current portion                                                   2,797,646                     1,583,557

Stockholders' equity:
    Common stock, $.01 par value, 40,000,000 shares authorized;
         13,114,512 and 11,680,315 shares issued and outstanding at
         September 30, 2000 and December 31, 1999, respectively                        131,145                       116,803
    Additional paid-in capital                                                      78,985,827                    56,520,680
    Stock subscription receivable                                                     (757,898)                            -
    Loans to stock option holders                                                     (207,109)                     (387,430)
    Accumulated deficit                                                            (59,709,239)                  (45,398,477)
    Other comprehensive loss                                                           (27,103)                      (87,647)
                                                                           --------------------         ---------------------
         Total stockholders' equity                                                 18,415,623                    10,763,929
                                                                           --------------------         ---------------------

         Total liabilities and stockholders' equity                               $ 31,845,601                   $17,885,583
                                                                           ====================         =====================


         See accompanying notes to condensed financial statements.

                                                     EPIX MEDICAL, INC.

                                             CONDENSED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)


                                   THREE MONTHS ENDED       THREE MONTHS ENDED         NINE MONTHS ENDED        NINE MONTHS ENDED
                                   SEPTEMBER 30, 2000       SEPTEMBER 30, 1999         SEPTEMBER 30, 2000       SEPTEMBER 30, 1999
                                   --------------------     --------------------      --------------------     --------------------

Revenues                                   $ 1,635,827                $  70,480               $ 4,781,957                $ 624,299

Operating expenses:
    Research and development                 5,535,849                3,785,555                16,043,125               10,503,522
    General and administrative               1,041,168                1,106,759                 3,522,892                3,238,801
                                                                                                               --------------------
                                   --------------------     --------------------      --------------------
         Total operating expenses            6,577,017                4,892,314                19,566,017               13,742,323
                                   --------------------     --------------------      --------------------     --------------------
Operating loss                              (4,941,190)              (4,821,834)              (14,784,060)             (13,118,024)

Interest income                                505,951                  265,437                   817,317                  952,170
Interest expense                              (144,521)                 (48,580)                 (344,019)                (156,674)
                                   --------------------     --------------------      --------------------     --------------------
Net loss                                   $(4,579,760)             $(4,604,977)             $(14,310,762)            $(12,322,528)
                                   ====================     ====================      ====================     ====================

Weighted average shares:
     Basic and diluted                      13,022,045               11,608,707                12,207,011               11,522,763
                                   ====================     ====================      ====================     ====================

Loss per common share:
     Basic and diluted                          $(0.35)                  $(0.40)                   $(1.17)                  $(1.07)
                                   ====================     ====================      ====================     ====================

           See accompanying notes to condensed financial statements.

                                                 EPIX MEDICAL, INC.

                                         CONDENSED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)

                                                                       NINE MONTHS ENDED                NINE MONTHS ENDED
                                                                       SEPTEMBER 30, 2000              SEPTEMBER 30, 1999
                                                                  ---------------------------    ----------------------------
Operating activities:
Net loss                                                                         $(14,310,762)                   $(12,322,528)
   Adjustments  to reconcile  net loss to cash used by operating activities:
         Depreciation and amortization                                                722,959                         750,041
         Stock compensation expense                                                    98,945                          98,956
         Loss on sale of fixed assets                                                                                  18,070
         Interest income related to stock option loans                                 (6,902)                         (9,313)
    Change in operating assets and liabilities:
         Prepaid expenses, other current assets, notes
           receivable from officer and other assets                                   469,501                          (3,474)
         Contract advances                                                          2,440,032                        (476,544)
         Accounts payable and accrued expenses                                      1,448,312                          24,384
         Receipt of cash from Schering AG for marketing rights                     10,000,000                               -
         Disbursement of cash to Mallinckrodt for marketing
           rights                                                                 (10,000,000)                              -
                                                                  ---------------------------    ----------------------------
      Net cash used by operating activities                                        (9,137,915)                    (11,920,408)
Investing activities:
   Purchase of fixed assets                                                           (18,603)                        (44,622)
   Proceeds from sale of fixed assets                                                       -                          45,000
   Purchases of marketable securities                                            (289,210,144)                   (158,976,542)
   Proceeds from sales or redemptions of marketable securities                    277,671,896                     171,054,395
                                                                  ---------------------------    ----------------------------
      Net cash (used) provided by investing activities                            (11,556,851)                     12,078,231
                                                                  ---------------------------    ----------------------------
Financing activities:
   Proceeds from collection of stock option loans and
    related interest                                                                  394,331                               -
   Proceeds from issuance of loan payable                                           3,019,590                               -
   Repayment of capital lease obligations                                            (306,150)                       (336,784)
   Repayment of note payable                                                         (293,460)                       (257,424)
   Proceeds from ESPP purchases                                                        69,984                          66,895
   Proceeds from issuance of stock to Schering BV                                  20,000,000                               -
   Proceeds from exercise of stock options                                          1,345,553                          76,642
                                                                  ---------------------------    ----------------------------
      Net cash provided (used) by financing activities                             24,229,848                        (450,671)
                                                                  ---------------------------    ----------------------------
Increase (decrease) in cash and cash equivalents                                    3,535,082                        (292,848)
Cash and cash equivalents at beginning of period                                      430,124                         369,454
                                                                  ---------------------------    ----------------------------

Cash and cash equivalents at end of period                                         $3,965,206                        $ 76,606
                                                                  ===========================    ============================
Supplemental disclosure of noncash investing and financing
activities:
Fixed assets acquired through lease financing                                               -                        $154,759
                                                                  ===========================    ============================
Issuance of stock option loans for exercise of stock options                         $207,109                        $249,993
                                                                  ===========================    ============================
Stock subscription receivable                                                        $757,898                               -
                                                                  ===========================    ============================
Supplemental cash flow information:
Cash paid for interest                                                               $255,630                        $156,674
                                                                  ===========================    ============================


         See accompanying notes to condensed financial statements.

                               EPIX MEDICAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (the "Commission"). Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results expected for the full fiscal year.

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

2. SIGNIFICANT AGREEMENTS

     In June 2000, the Company entered into a strategic collaboration agreement pursuant to which the Company granted Schering AG an exclusive license to co-develop and market MS-325 worldwide, exclusive of Japan. MS-325 is the Company's cardiovascular magnetic resonance imaging agent formerly known by the Mallinckrodt Inc. ("Mallinckrodt") product name AngioMARK. Generally, the Company and Schering AG will share equally in MS-325 clinical development costs and profits. Under the agreement, the Company will assume responsibility for completing clinical trials and filing for Food and Drug Administration approval in the United States and Schering AG will lead clinical activities for the product outside the United States, excluding Japan. In addition, the Company granted Schering AG an exclusive option to develop and market an unspecified cardiovascular product from the Company's product pipeline. In connection with this strategic collaboration agreement and in connection with the amendment to the strategic collaboration agreement between the Company and Mallinckrodt, as further described below, Schering AG paid the Company an up-front fee of $10 million, which the Company then paid to Mallinckrodt. Schering AG also made a $20 million equity investment in the Company at $17.98 per share of common stock, through its affiliate, Schering Berlin Venture Corporation ("Schering BV"). The Company also may receive up to an additional $20 million in milestones under this agreement. Also, under the agreement the Company has an option to participate in the development and marketing of two of Schering AG's products currently in clinical trials, SHU 555C and Gadomer-17.

     Also in June 2000, the Company amended its strategic collaboration with Mallinckrodt to grant Mallinckrodt a non-exclusive, worldwide license to manufacture MS-325 for clinical development and commercial use. This amendment was made in accordance with a manufacturing and supply agreement entered into in June 2000 between Mallinckrodt and Schering AG, and enabled the Company to enter into the collaboration agreement with Schering AG. In connection with this amendment, the Company may pay Mallinckrodt up to $5 million in milestones. The Company will also pay Mallinckrodt a share of MS-325 operating margins for sales within the US and a royalty on MS-325 gross profits for sales outside the US.

     As a result of the above noted agreements, Schering AG effectively purchased the MS-325 marketing rights previously owned by Mallinckrodt. The $10 million payment from Schering AG to the Company was required to be paid by the Company to Mallinckrodt. Since the Company paid the $10 million to Mallinckrodt immediately subsequent to its receipt, the Company did not reflect the receipt and the disbursement in its statement of operations. Such amounts are, however, reflected in the Company's statement of cash flows for the nine months ended September 30, 2000.

3. EQUITY FINANCING

     In September 2000, the Company entered into an agreement with Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington") for an equity financing facility covering the sale of up to $45 million of the Company's common stock, over twenty-eight months. The shares to be issued to Acqua Wellington pursuant to the financing facility were registered on a shelf registration statement previously filed by the Company with the Securities and Exchange Commission, covering the sale of up to three million shares of its common stock. The shares may be sold, at the Company's discretion, at a small discount to the market price at the time of sale. The total amount of the investment is dependent, in part, on the Company's stock price, with the Company controlling the amount and timing of stock sold.

     The Company recorded $757,898 as a stock subscription receivable during the quarter ended September 30, 2000. This amount represented the sale of 54,422 shares of the Company's common stock under the equity financing facility through September 30, 2000. As of September 30, 2000, Acqua Wellington had not yet transferred funds to pay for the 54,422 shares of the Company's common stock. The Company sold an additional 6,439 shares of its common stock to Acqua Wellington for $85,000 between October 1, 2000 and October 3, 2000. On October 4, 2000, the Company received $842,898 in net proceeds from Acqua Wellington, which included the $85,000 from the sale of the 6,439 shares of common stock, as well as the $757,898 recorded as a stock subscription receivable as of September 30, 2000. On October 18, 2000, an additional $42,500 in net proceeds was received by the Company from the sale of 3,229 shares of common stock to Acqua Wellington.

4. COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income (loss). The following table sets forth the computation of comprehensive income (loss):

                                                         THREE MONTHS ENDED                          NINE MONTHS ENDED
                                              -----------------------------------------   -----------------------------------------
                                                  SEPTEMBER 30,        SEPTEMBER 30,          SEPTEMBER 30,        SEPTEMBER 30,
                                                       2000                 1999                  2000                  1999
                                                       ----                 ----                  ----                  ----

Net loss                                               $(4,579,760)       $(4,604,977)           $(14,310,762)       $(12,322,528)
Unrealized gain (loss) on available-for-sale
   securities                                               25,422            (11,978)                 60,544            (119,662)
                                              -------------------- --------------------   -------------------- --------------------
Comprehensive loss                                     $(4,554,338)       $(4,616,955)           $(14,250,218)       $(12,442,190)
                                              ==================== ====================   ==================== ====================



5. EARNINGS (LOSS) PER SHARE

     The Company computes earnings (loss) per share in accordance with the provisions of SFAS No. 128, "Earnings per Share" and related interpretations and amendments. Basic net earnings (loss) per share is based upon the weighted-average number of common shares outstanding and excludes the effect of potentially dilutive common stock issuable upon exercise of stock options. In computing diluted earnings (loss) per share, only common shares that are potentially dilutive, or reduce earnings per share, are included. The exercise of options is not assumed if the result is antidilutive, such as when a loss from continuing operations is reported.

6. LOAN PAYABLE

     In October 1999, the Company entered into a Non-Negotiable Promissory Note and Security Agreement (the "Loan") with Mallinckrodt pursuant to which the Company was eligible to borrow up to $9.5 million from Mallinckrodt, on a quarterly basis, to cover the Company's share of MS-325 development costs. The Loan bears interest, adjustable on a quarterly basis, at the Prime Rate published in the Wall Street Journal. The Company received the third installment of $1,805,501 pursuant to the Loan during the quarter ended June 30, 2000. The Loan balance at September 30, 2000 was $4,603,147. Pursuant to the Amended and Restated Strategic Collaboration Agreement the Company entered into with Mallinckrodt in June 2000 (See Note 2), the Company will not be entitled to receive further funding under the Loan, and $1,805,501 is to be repaid to Mallinckrodt during the fourth quarter of 2000. The remaining balance of the Loan, $2,797,646, is to be repaid on October 1, 2002.

7. NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, as amended, ("SAB 101") "Revenue Recognition in Financial Statements," which is to be implemented by the Company no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Company is presently analyzing the impact that the implementation of SAB 101 will have on its financial condition or results of operations.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 is generally effective for transactions occurring after July 1, 2000 but applies to repricings and certain other transactions after December 15, 1998. The Company believes this interpretation will not have a significant effect on its financial statements.

     In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The effective date of this statement was deferred to fiscal years beginning after June 15, 2000 by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS No. 133." The Company believes the adoption of this new accounting standard will not have a significant effect on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since commencing operations in 1992, we have been engaged principally in the research and development of our product candidates as well as seeking various regulatory clearances and patent protection. We have had no revenues from product sales and have incurred losses since inception through September 30, 2000 aggregating approximately $59.7 million. We have received revenues in connection with various licensing and collaboration agreements. In August 1996, we entered into a strategic alliance with Mallinckrodt pursuant to which we received $6.0 million in up-front license fees. The agreement provided for an additional $2.0 million milestone payment, which was received in July 1997. In March 1996, we entered into a strategic alliance with Daiichi Radioisotope Laboratories, Ltd. ("Daiichi"). Under this agreement, we received $3.0 million in license fees and $5.0 million from the sale of shares of our preferred stock, and were entitled to receive up to $3.3 million in future payments based upon our achievement of certain product development milestones. We received $900,000 of such milestone payments in July 1997.

In June 2000, we completed the following strategic transactions:

o We entered into a strategic collaboration agreement pursuant to which we granted Schering AG an exclusive license to co-develop and market MS-325 worldwide, exclusive of Japan. MS-325 is our cardiovascular magnetic resonance imaging agent formerly known by the Mallinckrodt product name AngioMARK. Generally, we and Schering AG will share equally in MS-325 clinical development costs and profits. Under the agreement, we will assume responsibility for completing clinical trials and filing for Food and Drug Administration approval in the United States and Schering AG will lead clinical activities for the product outside the United States, excluding Japan. In addition, we granted Schering AG an exclusive option to develop and market an unspecified cardiovascular product from our product pipeline. In connection with this strategic collaboration agreement and in connection with the amendment to the strategic collaboration agreement between the Company and Mallinckrodt, as further described below, Schering AG paid us an up-front fee of $10 million, which we then paid to Mallinckrodt. Schering AG also made a $20 million dollar equity investment in us at $17.98 per share of common stock, through its affiliate, Schering BV. We may receive up to an additional $20 million in milestones under this agreement. Also, under the agreement, we will have an option to participate in the development and marketing of two of Schering AG's products currently in clinical trials, SHU 555C and Gadomer-17.

o In connection with the exclusive license that we granted to Schering AG, we amended our strategic collaboration agreement with Mallinckrodt to grant Mallinckrodt a non-exclusive, worldwide license to manufacture MS-325 for clinical development and commercial use in accordance with a manufacturing and supply agreement entered into between Mallinckrodt and Schering AG, and to enable us to enter into the collaboration agreement with Schering AG. In connection with this amendment, we may pay up to $5 million in milestones to Mallinckrodt. We also will pay Mallinckrodt a share of MS-325 operating margins for sale within the US and a royalty on MS-325 gross profits for sales outside the US. In addition, we will reimburse Mallinckrodt for its portion of clinical development costs incurred during 2000 and we will prepay the portion of the Non-Negotiable Promissory Note and Security Agreement related to 2000 expenses. We currently estimate the total of these payments to be $3.3 million.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES. Third quarter revenues were approximately $1.6 million and $70,000 in 2000 and 1999, respectively, and were derived from product development contracts with Schering AG in the third quarter of 2000 and Mallinckrodt in the third quarter of 1999. The increase in revenues during the third quarter of 2000 was primarily due to the impact of the development funding terms under the collaboration agreement with Schering AG.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended September 30, 2000 were $5.5 million as compared to $3.8 million for the three months ended September 30, 1999. The increased research and development expenses were primarily due to the impact of development funding terms under the collaboration agreement with Schering AG, higher costs associated with advancing MS-325 through clinical trials and increased costs for personnel and resources to support research and development of our thrombus imaging program. These increased costs were partially offset by lower manufacturing costs of material produced in connection with our strategic alliance with Daiichi.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended September 30, 2000 were $1.0 million as compared to $1.1 million for the corresponding period of 1999. The decrease was primarily due to lower legal costs associated with on-going patent activities, partially offset by higher costs related to corporate communications and marketing activities.

INTEREST INCOME AND EXPENSE. Interest income increased approximately $241,000 in 2000 as compared to 1999, mainly due to higher average levels of invested cash and marketable securities during the third quarter of 2000. The increase in interest expense of approximately $96,000 in 2000 was primarily the result of the loan payable to Mallinckrodt.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES. Revenues for the nine months ended September 30, 2000 and September 30, 1999 were approximately $4.8 million and $624,000, respectively, and were derived from product development contracts with Schering AG in 2000 and Mallinckrodt in 1999. The increase in revenues during the nine months ended September 30, 2000 was primarily due to the impact of the development funding terms under the collaboration agreement with Schering AG.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the nine months ended September 30, 2000 were $16.0 million as compared to $10.5 million for the nine months ended September 30, 1999. The increased research and development expenses were primarily due to the impact of development funding terms under the collaboration agreement with Schering AG, as well as higher costs associated with advancing MS-325 through clinical trials. Increased costs for personnel and resources to support research and development of our thrombus imaging program also contributed to the increase.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2000 were $3.5 million as compared to $3.2 million for the corresponding period of 1999. The increase was primarily due to higher costs related to corporate communications and marketing activities, partially offset by lower legal costs associated with on-going patent activities.

INTEREST INCOME AND EXPENSE. Interest income decreased approximately $135,000 in 2000 as compared to 1999 mainly due to lower average levels of invested cash and marketable securities during the nine months ended September 30, 2000. The increase in interest expense of approximately $187,000 in 2000 was primarily the result of the loan payable to Mallinckrodt.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity consist of cash, cash equivalents and marketable securities, which totaled $29.3 million at September 30, 2000, as compared to $14.1 million at December 31, 1999.

In September 2000, we entered into an agreement with Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington") for an equity financing facility covering the sale of up to $45 million of our common stock over twenty-eight months. These shares may be sold, at our discretion, at a small discount to the market price of our shares at the time of sale. The total amount of investment is dependent, in part, on our stock price, with the amount and timing of stock sold controlled by us. The funds raised in this equity financing will be used to further enhance our development and discovery programs, as well as for general research and corporate purposes.

In June 2000, in connection with the execution of the strategic collaboration agreement between us and Schering AG, we entered into a stock purchase agreement with Schering BV whereby we issued 1,112,075 shares of our common stock for a total purchase price of $20.0 million, or $17.98 per share. In addition, in connection with the stock purchase agreement, we entered into a Standstill Agreement with Schering BV, pursuant to which Schering BV agreed not to sell or otherwise dispose of the shares purchased except under certain conditions enumerated in the Standstill Agreement. We may receive up to an additional $20 million in milestones under the strategic collaboration agreement. In connection with the amended and restated strategic collaboration agreement with Mallinckrodt, we may pay up to $5 million in milestones to Mallinckrodt.

In October 1999, we entered into a Non-Negotiable Promissory Note and Security Agreement (the "Loan") with Mallinckrodt pursuant to which we were eligible to borrow up to $9.5 million from Mallinckrodt, on a quarterly basis, to cover our share of MS-325 development costs. The Loan bears interest, adjustable on a quarterly basis, at the Prime Rate published in the Wall Street Journal. The Loan balance at September 30, 2000 is $4,603,147. Pursuant to the Amended and Restated Strategic Collaboration Agreement we entered into with Mallinckrodt in June 2000, we will not be entitled to receive further funding under the Loan, and $1,805,501 is to be repaid to Mallinckrodt during the fourth quarter of 2000. The remaining balance of the Loan is to be repaid on October 1, 2002.

We are eligible to receive additional payments of $2.4 million from Daiichi upon the attainment of certain future MS-325 development milestones. Daiichi is responsible for funding development of MS-325 in Japan.

During the nine months ended September 30, 2000, we used approximately $9.1 million of cash for operating activities. We expect that our cash needs for operations will significantly increase in future periods due to planned clinical trials and other expenses associated with the development of MS-325 and new research and development programs.

We estimate that existing cash, cash equivalents and marketable securities, as well as our equity financing facility with Acqua Wellington, will be sufficient to fund our operations through the first quarter of 2004. We believe that we will need to raise additional funds for research, development and other expenses through equity or debt financing, strategic alliances or otherwise, in order to achieve commercial introduction of any of our product candidates. There can be no assurance that additional financing will be available on terms acceptable to us, or at all. Our future liquidity and capital requirements will depend on numerous factors, including the following: the progress and scope of clinical trials; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both United States and foreign governmental approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the extent to which our products gain market acceptance; the timing and costs of product introductions; the extent of our ongoing research and development programs; the costs of training physicians to become proficient with the use of our products; and, if necessary, once regulatory approvals are received, the costs of developing marketing and distribution capabilities.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

         27.1 Financial Data Schedule for the interim year-to date period ended September 30, 2000 (for electronic filing only).

         99.1 Important Factors Regarding Forward-Looking Statements filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

    (B) REPORTS ON FORM 8-K

     The following report on Form 8-K was filed during the quarter ended September 30, 2000:

         (i) On September 18, 2000, the Company filed with the Securities and Exchange Commission, a Current Report on Form 8-K reporting the equity financing agreement the Company entered into with Acqua Wellington North American Equities Fund, Ltd.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EPIX Medical, Inc.


Date: November 13, 2000    By: /s/ Pamela E. Carey
                               -------------------

                                   Pamela E. Carey
                                   Vice President of Finance and Administration, Chief Financial Officer