Form 10-K
period 2000-12-31
EPIX MEDICAL INC
filed 2001-04-02
CIK 1027702

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

       [X] Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended December 31, 2000
                                       or
          [ ] Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

              For the transition period from ________ to _________.

                         Commission File Number 0-21863

                               EPIX Medical, Inc.
                               ------------------
             (Exact name of Registrant as Specified in its Charter)


               Delaware                               04-3030815
               --------------------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

                    71 Rogers Street
                    Cambridge, Massachusetts                 02142
            --------------------------------------------------------
             (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code: (617) 250-6000
       ------------------------------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None
        ----------------------------------------------------------------
           Securities registered pursuant to Section 12(g) of the Act:


                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value, based upon the average bid and asked price of the shares as reported by the Nasdaq National Market, of voting stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) as of March 15, 2001 was $99,566,039.

As of March 15, 2001, 13,946,672 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

General

         We are engaged in the development of targeted contrast agents to both improve the capability and expand the use of magnetic resonance imaging ("MRI") as a diagnostic tool for a variety of diseases. We were incorporated in Delaware in 1988 and commenced operations in 1992.

Overview

         We are engaged in the development of targeted contrast agents to both improve the capability and expand the use of MRI as a tool for diagnosing human disease. Our principal product under development, MS-325, is an injectable intravascular contrast agent designed for multiple cardiovascular imaging applications, including peripheral vascular disease and coronary artery disease. We believe that MS-325 will significantly enhance the quality of MR images and provide physicians with a clinically superior, non-invasive (i.e., no more invasive than a peripheral intravenous injection ("I.V.") and cost-effective method for diagnosing cardiovascular disease. We also believe that MS-325 will simplify the diagnostic pathway for a number of cardiovascular diseases and in many cases replace highly invasive (i.e., more invasive than a peripheral I.V., up to and including a surgical procedure) and expensive X-ray angiography, which is currently considered the definitive diagnostic exam for assessing cardiovascular disease. We are also investigating additional imaging applications for MS-325, including breast cancer, female sexual arousal dysfunction and myocardial perfusion imaging.

         As a major component of our corporate strategy, we have sought to enter into alliances with leaders in the pharmaceutical, diagnostic imaging and MRI equipment industries to facilitate the development, manufacture, marketing, sale and distribution of our products. To date, we have entered into strategic alliances with Schering Aktiengesellschaft ("Schering AG"), and Mallinckrodt Inc., recently acquired by TYCO International, Inc. and referred to herein as "Mallinckrodt" for the development, manufacture and commercialization of MS-325 and other vascular contrast agents. We have also formed collaborations with the three major MRI scanner manufacturers, General Electric Medical Systems, Philips Medical Systems and Siemens Medical Systems to develop advanced imaging techniques designed to facilitate the use of MS-325-enhanced MRI. We entered into these alliances, and will seek to enter into future strategic alliances with industry leaders, in order to obtain access to resources and infrastructure to leverage our strengths.

         We have completed two Phase I clinical trials to date; the first was completed in February 1997, and the second in February 1998. In June 1998, we completed a Phase II clinical trial designed to test the safety and preliminary efficacy of MS-325-enhanced MR angiography for the evaluation of peripheral vascular disease. This clinical trial favorably compared MS-325-enhanced MR angiography to conventional X-ray angiography, the current reference standard. In June 1999, we initiated a Phase III clinical trial to determine the efficacy of MS-325-enhanced MR angiography for the detection of aortoiliac occlusive disease. Evaluation for aortoiliac occlusive disease is a critical component of two common procedures: abdominal aortography, particularly for the identification of abdominal aortic aneurysm, and leg arteriography, also known as peripheral run-off, for the detection of atherosclerosis. The trial, a multi-center, comparative, two-arm study, is designed to compare the diagnostic accuracy of MS-325-enhanced MR angiography with that of X-ray angiography. We are also currently conducting a Phase II feasibility trial to test the safety and feasibility of MS-325-enhanced MR angiography for the evaluation of coronary artery disease, and have completed patient enrollment in Phase II feasibility trials for detection of malignant breast lesions and female sexual arousal dysfunction. Through our pre-clinical studies, we also intend to determine the potential utility of MS-325-enhanced MRI for additional applications, including myocardial perfusion imaging.

         The use of MRI has grown steadily over the past 10 years due to reduced cost and improved imaging capabilities and now provides an effective diagnostic modality for a broad range of applications. MRI manufacturers have improved the hardware and software of their systems, reducing the time per procedure dramatically while significantly enhancing image resolution. While MRI is currently used extensively to image many organs and tissues in the body, its use in imaging the arteries and veins has been limited. Prior attempts to develop contrast agents to facilitate the clinical utility of MRI, particularly for coronary arteries, have had limited success. Unlike most currently available MRI contrast agents, which are non-specific, MS-325 is an injectable intravascular contrast agent intended to enhance the quality of MR images and provide physicians with a superior method for diagnosing diseases affecting the vasculature. MS-325 is a small molecule that produces an MRI signal because of the presence of gadolinium, a highly magnetically active element favored by clinicians for enhancing MR images. This molecule is designed with our proprietary technology to bind to albumin, the most common blood protein. In MS-325 images using standard MRI techniques, the blood gives off a strong magnetic signal and appears bright against the dark background of surrounding tissue. Because of its affinity for albumin, MS-325 remains at high concentrations in the bloodstream throughout the MRI exam and therefore provides the image acquisition time and signal strength needed to obtain a high contrast, high resolution image of the cardiovascular system. Like most currently available non-specific contrast agents, MS-325 is designed to be excreted safely through the kidneys over time. We believe that MS-325 will simplify the diagnostic pathway for a number of diseases and in many cases replace highly invasive and expensive X-ray angiography.

         As discussed in Management's Discussion and Analysis and Results of Operations, the Company reached certain significant strategic arrangements with its collaboration partners. In addition, in 2001 the Company received approximately $6 million pursuant to an existing equity funding arrangement with Acqua Wellington.

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

         Atherosclerosis is one of the most common forms of cardiovascular disease. This condition refers to the accumulation of fatty plaques in the inner lining of blood vessels, resulting in a thickening or hardening of affected vessels. As the disease progresses, the arteries can become weakened or increasingly narrowed, thereby reducing blood flow to vital organs, including the heart and brain. This condition is often characterized by the vascular region in which it is diagnosed. Coronary artery disease, for example, refers to disease in the arteries in the heart, while peripheral vascular disease refers to disease in the major vessels outside the heart: vessels of the head and neck, the aorta, the renal arteries, and the large vessels of the pelvis, legs and arms. Recent research in cardiovascular disease has begun to highlight the pervasive, or multi-focal nature, of this condition. Because major risk factors tend to affect all vascular regions, many patients have multiple clinical symptoms of cardiovascular disease. Therefore, patients diagnosed with cardiovascular disease in one vascular region are at high risk of having similar disease in another vascular region. Clinicians have also begun to realize the importance of characterizing atherosclerotic plaques once they have been identified. We believe that the ability to characterize plaques may allow physicians to identify those regions of cardiovascular disease that present the most immediate threat to patients' health and that MS-325 will aid in the evaluation of the disease.

         The consequences of cardiovascular disease can be extremely severe and often include one or more of the following:


          o Limb Loss. Atherosclerotic blockages in the arteries of the pelvis and legs - the iliac, femoral, popliteal, and tibial arteries - can lead to ischemia (lack of oxygen) or infarction (death of tissue) in these areas. Complications from atherosclerotic disease in these vessels include pain, limitations in mobility, and amputation of the extremities. Each year approximately 100,000 amputations are performed in the United States primarily due to the complications of some form of cardiovascular disease.

          o Aortic Aneurysm. The aorta is the main blood vessel that carries blood from the heart to the rest of the body. Degenerative changes in the vessel wall often result in the enlargement or bulging of the lower part of this vessel, known as abdominal aortic aneurysm. Individuals with this condition are at serious risk that the aneurysm will rupture, causing life-threatening bleeding. There are an estimated 200,000 cases of abdominal aortic aneurysm diagnosed each year in the United States. Because this condition can be asymptomatic for many years, many physicians have begun to consider the merits and cost-effectiveness of routine screening programs for this disease.

          o Heart Attack. The coronary arteries supply blood to the heart muscle (myocardium). When these arteries are narrowed or clogged due to atherosclerotic buildup, the result can be chest pain (angina pectoris) or heart attack (myocardial infarction). This condition, known as coronary artery disease, is estimated to afflict 7 million Americans. Coronary artery disease is responsible for a significant portion of the nearly 500,000 heart attack deaths each year, making it the number one cause of death in the United States.

          o Hypertension. Hypertension, or high blood pressure, refers to the constriction of blood vessels, which causes the heart to work harder to supply blood to the body. This condition, which significantly elevates an individual's risk of heart attack or stroke, afflicts approximately 50 million individuals in the United States. Renal hypertension caused by blockages of the arteries that carry blood to the kidneys can result in kidney failure and is estimated to account for up to ten percent of all cases of hypertension. Early diagnosis can be extremely helpful for patients with renovascular hypertension because it can be treated with various revascularization procedures; however, X-ray angiography, the current definitive diagnosis for this condition, carries elevated risk for patients with renal impairment due to the toxicity of the X-ray contrast dye.

          o Ischemic Stroke. Blocked arteries in the head and neck can prevent areas of the brain from receiving the necessary blood supply, potentially leading to ischemic stroke. Individuals with atherosclerosis are at increased risk of suffering such blockages due to atherosclerotic buildup in these arteries or, more commonly, from plaques originating in other areas which have broken off and lodged in these vessels. Approximately 80% of the 600,000 strokes each year in the United States are a result of atherosclerotic disease.


Diagnosing Cardiovascular Disease - The Limits of Current Practice


         Cardiovascular disease is currently diagnosed using a number of different imaging technologies, or modalities, including X-ray angiography, computed tomography, ultrasound, intravascular ultrasound, nuclear medicine and MRI. These modalities are often classified as either "screening" or "definitive" according to their role in the diagnostic pathway. Screening procedures are typically used early in the diagnostic evaluation to rule out certain conditions and assist physicians in determining subsequent diagnostic testing. These procedures tend to be relatively inexpensive and non-invasive. Physicians rely on definitive diagnostic procedures, on the other hand, to provide them with the information required to make final diagnosis and plan treatment. Because of the importance of this definitive information, physicians are willing to resort to costlier, more invasive modalities.

         Screening for Peripheral Vascular Disease. A patient with peripheral vascular disease may exhibit a wide range of symptoms including: leg pain; gangrene; hypertension; stroke and transient ischemic attack, a brief episode of cerebral ischemia usually characterized by blurred vision, slurred speech, numbness or paralysis. The appropriate screening tests vary according to the particular disease indication. In the work-up of peripheral vascular disease of the lower limb, for example, ultrasound is often performed to confirm the location of disease once it has been detected by non-imaging techniques. In general, traditional screening modalities for peripheral vascular disease - most commonly ultrasound and renal nuclear exams - tend to have poor image quality, leading to exams which are frequently inconclusive.


         Screening for Coronary Artery Disease. Typically, a patient enters the diagnostic pathway for coronary artery disease after experiencing chest pain or shortness of breath. If the patient cannot be ruled out for this condition after the initial work-up that includes a physical exam, patient history, electrocardiogram and exercise stress test, then a cardiologist will often perform a stress echocardiogram and/or a nuclear stress perfusion study.

               STRESS ECHOCARDIOGRAMS use ultrasound to measure motion of the walls of the heart under physical or pharmacological stress. In most cases, a lack of blood flow to a particular area of the heart will be reflected in atypical motion of the heart wall. The test is non-invasive and costs between $300 and $900. While a normal stress echocardiogram usually eliminates the possibility of blockages that significantly decrease blood flow, the test is often inconclusive and provides no information on the anatomy of the coronary arteries. We estimate that over 1.6 million stress echocardiograms were performed in the United States in 1998.


               NUCLEAR STRESS PERFUSION STUDIES measure the flow of blood to cardiac tissue, and can be used either as the critical diagnostic test prior to X-ray angiography or to confirm the impact on blood flow of an intermediate blockage identified through X-ray angiography. Nuclear stress perfusion tests are non-invasive, use small quantities of radiation and cost between $600 and $1,400. A patient is injected with a radioactive agent and then a radiation sensitive camera is used to detect uptake of the agent in the heart muscle. A deficiency in blood flow to particular regions of the heart is shown in the resulting images. While the test can identify the effects of coronary artery disease, it provides no information on the anatomy of the coronary arteries and it cannot determine the location of blockages. We estimate that over 3.8 million nuclear stress perfusion studies were conducted in the United States in 1998.

         Definitive Diagnosis of Plaque Blockages. X-ray angiography is currently considered to be the definitive diagnostic exam for imaging arterial anatomy in patients with suspected peripheral vascular disease or coronary artery disease. Invented in the 1920's, an X-ray angiogram involves the insertion of a catheter through a puncture of the femoral artery in the patient's groin. Once the catheter is placed in the relevant artery, nephrotoxic X-ray contrast dye is injected into the bloodstream and an image is acquired of that vascular region. X-ray angiography does not always provide sufficient information for clinical decision-making, particularly in the coronary arteries: while X-ray angiography identifies the location of arterial blockages, in many cases it cannot conclusively determine the impact of these blockages on blood flow. Therefore, for many blockages, additional studies must be performed to enable the physician to make a definitive diagnosis. Based on available procedure data, we estimate that over 4.3 million X-ray angiograms were performed in the United States in 1998, of which approximately 2.1 million were coronary angiograms. X-ray angiography has a number of undesirable characteristics as a diagnostic tool, including:


               o Invasive procedure results in significant risk of serious complications including limb loss, renal failure, and death
               o Exposure of patients to potentially harmful ionizing radiation;
               o  Large volumes of nephrotoxic dye may cause severe reactions:
               o  Separate exams are necessary to view both arteries and veins;
               o  Separate exams are necessary for each vascular region;
               o  Provides only 2-dimensional images;
               o Relatively expensive ($1,000-$3,000 for peripheral angiograms, $2,000-$6,000 for coronary angiograms);
               o Cost and invasive nature limit patient post-procedure follow-up; and
               o  Inability to characterize plaques.

         Another modality currently being investigated as a potential diagnostic tool for imaging blood vessels is computed tomography, or CT, which is primarily used to image solid organs. Although it does not require an arterial puncture, CT requires the use of large quantities of toxic X-ray contrast dye and exposes patients to radiation, which limits the number of vascular regions it can image in an exam. CT has shown limited success in imaging the coronary arteries due to cardiac motion. A specialized form of CT, electron beam CT, is approved in the United States for angiographic imaging but has had limited impact on clinical practice due to the low number of electron beam CT scanners installed and its use of toxic X-ray contrast dye and radiation. CT is also being investigated for use in detecting calcium deposits in the coronary arteries, which has been advocated as predictive of atherosclerotic disease in that region. While extremely sensitive, this technique is limited by its high level of false positives.

         Plaque Characterization. Recent research suggests that plaques associated with regions of vessel wall inflammation may be at increased risk of rupture and are consequently more likely to present immediate risk to patients. The one modality currently used to characterize the content and/or shape of arterial plaques is known as intravascular ultrasound, or IVUS. An IVUS exam requires the insertion of a relatively large catheter (i.e., larger than an X-ray angiographic catheter) equipped with an ultrasound transducer through an arterial puncture in the femoral artery. These procedures, which are more invasive then X-ray angiograms, are not commonly used in the United States due to the elevated risk of complications.

         MRI has been established as the imaging modality of choice for a broad range of applications, including brain tumors, knee injuries and many disorders of the head, neck and spine. MRI is performed by placing a portion of the patient's body in a magnetic field and applying safe, low-energy radio waves. The different organs and tissues in the body respond uniquely to the electromagnetic field within the MRI scanner, and these responses can be captured and converted into high-resolution 3-dimensional images. A contrast agent is often injected into a vein in the patient's arm prior to an MRI exam to amplify the signal from the desired anatomical structure. It is estimated that contrast agents are used in 35-40% of all MRI exams. MR scanners are characterized by the strength of the magnetic field they generate. Typical MRI scanners - those most commonly found in hospitals - generate a relatively strong magnetic field and therefore require significant infrastructure for installation. Low-field scanners, whose magnetic fields are less than one-third the strength of traditional scanners, are often found in out-patient settings due to their relatively low cost and infrastructure requirements. The trade-off with low-field MR scanners is that a decrease in the strength of the magnetic field results in a decrease in the MR signal detected, which typically results in reduced resolution. MRI has not made a significant impact on the diagnosis of cardiovascular disease to date, with the exception of certain carotid artery studies. Non-contrast MRI exams of the vascular system, which image blood flow rather than anatomy, are often ineffective when used in patients with cardiovascular disease, because of the minimal or turbulent blood flow associated with this condition. Even for the imaging of carotid arteries, where flow-based MRI has had some clinical impact, the lack of direct anatomic data limits the ability of MRI to provide a quantitative measurement of stenosis required for accurate diagnosis. MRI exams using existing non-specific contrast agents are limited by the rapid diffusion of the agents out of the vascular system, which reduces the time during which an image can be acquired. Consequently, many experts believe MRI contrast agents that remain in the bloodstream for extended periods of time will be necessary to obtain sufficient contrast for widespread use of MRI to image the vascular system.

         In summary, the current process for diagnosing cardiovascular disease is a complicated pathway that typically involves subjecting patients to risky and invasive procedures before a definitive diagnosis can be rendered. We therefore believe that there is significant clinical need for a highly accurate, non-invasive exam that provides more comprehensive diagnostic information about the cardiovascular system.

Our Approach To Cardiovascular MRI

         Our principal product under development, MS-325, is an injectable intravascular contrast agent intended to enhance the quality of MR images and provide physicians with a superior method for diagnosing cardiovascular disease. Unlike most currently available MRI contrast agents, which are non-specific and therefore leak out of the vasculature, MS-325 binds to albumin, the most common blood protein. Because of its affinity for albumin, MS-325 remains at high concentrations in the bloodstream throughout the MRI exam and therefore, provides the image acquisition time and signal strength needed to obtain a high contrast, high resolution image of the cardiovascular system. These images are intended to provide sufficient anatomical detail for definitive diagnosis and surgical planning. We believe that MS-325-enhanced MRI may facilitate several clinically valuable diagnostic procedures.

MS-325-Enhanced Angiography

         We believe that MS-325-enhanced MR angiography (MRA) will be used to diagnose cardiovascular disease and has the potential to replace a significant portion of the estimated 4.3 million X-ray angiograms performed each year in the United States. In particular, we believe MS-325-enhanced MRA has the following advantages over conventional X-ray angiography:

         Safety. X-ray angiography is an invasive, catheter-based procedure that exposes patients to significant risk of serious complications due to femoral puncture. MS-325-enhanced MRA, on the other hand, is a non-invasive exam requiring only intravenous injection of MS-325.

         No Ionizing Gradiation. MRA using MS-325 involves only safe, low-energy radio waves rather than potentially harmful ionizing radiation.

         Arterial and Venous Information in a Single Exam. Due to persistence in the blood, MS-325 gives MRI the potential to capture image data of both arteries and veins in a single exam. Venographic imaging plays a crucial role in identifying veins suitable to be harvested for use in bypass grafts as well as planning the route for catheter-based interventional procedures. X-ray technology requires separate exams to image arteries and veins.

          Whole-Body Imaging. Whereas X-ray angiography captures data over a limited vascular region, we expect MS-325-enhanced MRA to provide clinicians with the ability to capture images of the entire vascular system. We believe that a whole-body MR angiogram with a single injection of MS-325 will be particularly well suited for the diagnosis of cardiovascular disease, given the systemic nature of this condition.


          3-Dimensional Images. MS-325-enhanced MRA captures 3-dimensional data which can be manipulated by physicians to get the best possible view of the vessels being examined. These 3-dimensional data sets will allow physicians to rotate, zoom in and "fly through" images in order to identify cardiovascular disease.

          Cost-Effectiveness. Because it will be performed outside the surgical setting, MS-325-enhanced MRA is likely to cost significantly less than X-ray angiography. We estimate that an MRI exam using MS-325 will cost between $500 and $1,000, roughly one-third the cost of an equivalent X-ray angiogram.

          Patient Monitoring. After an intervention for cardiovascular disease such as angioplasty or bypass graft, optimal patient management could include follow-up exams, or re-looks, to determine the re-forming of blockages, or restenosis, as well as proper functioning of grafts. Due to the risk, discomfort and expense associated with X-ray angiography, follow-up imaging currently is limited, which can lead to increased patient management costs and poorer outcomes due to undiagnosed restenosis and other complications. We estimate that there are currently over 2 million patients who have undergone a coronary angioplasty procedure and over 2 million patients who have undergone coronary bypass grafts who are potential candidates for a periodic re-look. In addition, we believe that MS-325-enhanced MRA may have potential utility to monitor the success of therapeutic treatments designed to affect the proliferation, or angiogenesis, of microvessels.

          Plaque Characterization. Angiographic images with MS-325-enhanced MRA have demonstrated the ability to visualize the walls of arteries as well as the interior, or lumen, of these vessels, potentially allowing precise determination of plaque shape. We believe that MS-325-enhanced MRA may allow clinicians to identify regions of inflammation in vessel walls due to the elevated concentration of albumin in these areas. We therefore believe that MS-325-enhanced MRA may potentially help clinicians identify those plaques whose shape and proximity to vessel wall inflammation make them more likely to pose health risks to patients.

Low-Field MR Angiography

         We believe that the extended blood residence time of MS-325 will prove particularly beneficial in facilitating the use of low-field MRI scanners for diagnosing cardiovascular disease. These scanners, which account for approximately 25% of the installed base of MRI scanners, pose several potential advantages over traditional scanners: they are relatively inexpensive, they use open configurations for improved patient comfort, they can be portable, they are compatible with nearby electronic equipment, and they can enable MRI for patients with pacemakers. However, low-field scanners do not currently provide the resolution required for clinically useful vascular studies. Because of its high signal at low magnetic field strengths, MS-325 may enable low-field MRI scanners to perform high-resolution imaging of the vasculature. This would potentially allow relatively inexpensive MRI exams to be performed in outpatient settings, such as physician offices and freestanding imaging centers.

Integrated Cardiac Exam

         We believe that MS-325, coupled with anticipated advances in software and hardware for MRI equipment, will enable physicians to use MRI to perform a non-invasive, integrated cardiac exam for the diagnosis of coronary artery disease. Such a procedure would be designed to provide information on coronary artery anatomy, including location of arterial blockages, as well as cardiac perfusion and cardiac function data, in one sitting early in the diagnostic work-up. Because the procedure is intended to provide physicians with more comprehensive diagnostic information at an earlier stage of the diagnostic work-up, physicians would be able to make a more informed diagnosis, and therefore arrange for appropriate patient treatment, sooner than would otherwise be possible, thereby potentially achieving better patient outcomes at a lower cost. Of the estimated 6.75 million patients in the United States who enter the diagnostic pathway for coronary artery disease each year, we believe that over half would be candidates for such an integrated cardiac exam.

Other Cardiovascular Applications

         We are currently investigating the potential utility of MS-325-enhanced MRA for a number of additional applications related to cardiovascular disease, including myocardial perfusion imaging.

Beyond Cardiovascular

MRI - Additional Applications

         We believe MS-325-enhanced MRA will find significant clinical utility beyond the diagnosis of cardiovascular disease. Because of its potential for high-resolution imaging of the vasculature, for example, MS-325 is being investigated for possible use in diagnosing several conditions involving damaged or abnormal microvessels. In addition, as a marker of albumin, MS-325-enhanced MRA may play a role in diagnosing conditions which result in regions of atypical albumin concentration. We are pursuing applications for MS-325 beyond cardiovascular disease in order to fully leverage the broad diagnostic potential of this technology.

Technology Platform

Background

         Our product candidates are small molecule chelates (soluble metal-organic complexes) containing a magnetically active metal element, gadolinium, which elicits a strong MRI signal. The design of these molecules is derived from the unique and highly complex intersection of chemistry, pharmacology, and biophysics. Our compounds must be safe, easily eliminated from the body, and display a useful distribution pattern in the body. At the same time, these agents must elicit the strongest possible effect on the local magnetic properties of tissue. Our scientists specialize in discovering and patenting useful ways to combine these two disparate areas of investigation. Specifically, we believe our ability to design targeted MRI contrast agents is a result of our expertise in three areas:

Targeting

         We develop metal complexes that are engineered to bind to particular proteins and receptor molecules in the body. This binding causes increased concentration and retention of the contrast agent in the specific tissues and fluids that contain the targeted receptor molecules. The challenge in designing such agents is two-fold: one must both choose the best target - the protein or cell type that most precisely characterizes the relevant disease state - and identify a targeting region that binds to that target without binding to other molecules in the body. The targeting of MS-325, for example, is designed to bind selectively to albumin, the most common blood protein, which keeps the agent localized within the bloodstream. For our thrombus MR agent, we have used combinatorial chemistry technology to select a family of highly specific peptides which bind to fibrin, the dominant protein inside clots, without binding to fibrinogen, a similar, but far less clot specific protein in blood. We have considerable expertise in peptide synthesis and in labeling the peptides with strongly enhancing clusters of gadolinium.

MRI Signal Generation

         A key to our biophysical technology platform is receptor-induced magnetic enhancement, or RIME. Developed by Dr. Randall Lauffer, our founder and Chief Scientific Officer, while at Massachusetts General Hospital, RIME is now exclusively licensed by us under patents held by the Massachusetts General Hospital. The binding of a RIME agent to its receptor reduces the rate at which the agent rotates in solution. This reduction in rotation rate leads to a complex magnetic effect whereby the agent's signal-enhancing characteristics are substantially increased, resulting in a stronger signal during MR scans. For MS-325, RIME effects result in an up to 10-fold increase in signal relative to non-specific gadolinium agents. We also have technology for the synthesis of discrete, compact clusters of gadolinium chelates to increase the signal from a single targeting molecule. This involves challenges in both chemistry and biophysics to maintain the RIME effect.

Image Acquisition and 3-D Visualization

         We have also developed significant expertise in the translation of raw MRI data into clinically useful 3-dimensional images. MRI is the most flexible of the major medical imaging modalities. The hardware and software of most MRI scanners allow an enormous range of data acquisition methods, and, increasingly, methods for displaying and interpreting the resulting medical images. Through our research and development, extensive academic collaborations and industrial partnerships, we have built a deep understanding of the relationships between the contrast agent biophysics, scanner engineering, and medical practice. Our expertise allows us not only to create the best images for the agents we have already designed, but is critical for optimizing the clinical usefulness of future MRI agents.

Our Product & Development Programs

MS-325

Background

         Our lead product candidate, MS-325, is a targeted intravascular contrast agent intended for use with MRI. MS-325 is a small molecule which produces an MRI signal by containing gadolinium, a highly magnetically active element favored by clinicians for enhancing MR images. This molecule is designed with our proprietary technology to bind to albumin, the most common blood protein. In MS-325 images using standard MRI techniques, the blood gives off a strong magnetic signal and appears bright against the dark background of surrounding tissue. Because of its affinity for albumin, MS-325 remains at high concentrations in the bloodstream throughout the MRI exam and therefore provides the image acquisition time and signal strength needed to obtain a high contrast, high resolution image of the cardiovascular system. Like most currently available non-specific contrast agents, MS-325 is designed to be excreted safely through the kidneys over time.

Lead Indication - Aortoiliac Occlusive Disease

         In June 1999, we initiated a Phase III clinical trial to determine the efficacy of MS-325-enhanced MRA for the detection of aortoiliac occlusive disease, a common form of peripheral vascular disease. Evaluation for aortoiliac occlusive disease is a critical component of two common procedures performed on the peripheral vascular system: abdominal aortography, particularly for the identification of abdominal aortic aneurysm, and leg arteriography, also known as peripheral run-off, for the detection of atherosclerosis. The trial, a multi-center, comparative, two-arm study with a target enrollment of 600 patients, is designed to compare the diagnostic accuracy of MS-325-enhanced MRA with that of X-ray angiography. This trial is expected to include over 50 clinical sites worldwide. In June 1998, we completed a Phase II clinical trial to test the safety and preliminary efficacy of MS-325 for the evaluation of peripheral vascular disease in the carotid, iliac and femoral arteries. This Phase II trial was conducted at seven clinical sites and involved the blinded administration of MS-325 at several dosing levels in a total of 81 patients. In the trial, MS-325-enhanced MRA was compared to conventional X-ray angiography, the current reference standard, to determine the location and degree of plaque blockages. The results for identification of plaque blockages, combining all doses, indicate that MS-325 demonstrated 82% accuracy, 80% sensitivity and 82% specificity in the peripheral vasculature relative to X-ray angiography. In this study, MS-325 was well tolerated by patients at all dose levels, with no severe side effects reported.

Coronary Artery Disease

         We are currently conducting a Phase II feasibility trial to test the safety and preliminary efficacy of MS-325 for the evaluation of coronary artery disease. This trial is being conducted at multiple sites. As with the completed Phase II peripheral vascular disease trial, MS-325-enhanced MR angiography is being compared to X-ray angiography, the current reference standard, to determine the location and degree of plaque blockages. Clinical use of MR angiography for imaging the coronary arteries is particularly difficult at present due to the problem of cardiac motion which results from both the beating of the heart and respiration. We have joined with several leading MRI manufacturers, academic centers and other research organizations to develop hardware and software solutions to the problem of cardiac motion. Promising early images from this study have been obtained, which indicate that MS-325 may increase coronary vessel contrast.

Potential Additional Applications

         We are currently conducting clinical and preclinical studies to determine the potential utility of MS-325-enhanced MS-325-enhanced MRI for additional applications, including the following:

Breast Cancer

         In March 2000, we completed enrollment for a 45-patient multi-center Phase II feasibility trial designed to test the safety and preliminary efficacy of MS-325-enhanced MRI for detecting malignant breast lesions in women with breast abnormalities. In this trial, MS-325-enhanced MRI was evaluated on 20 patients using low field MRI scanners and 25 patients using high field MRI systems. Data from the sub-population of the twenty patients using low field MRIs showed marked and persistent contrast enhancement in both benign and malignant lesions, demonstrating that MS-325 provides a strong signal enhancement of breast lesions and enables high quality imaging at field strengths associated with open MR and lower field magnetic resonance systems that we believe will be appropriate for breast clinics. We believe that MS-325 has potential utility as part of a non-invasive imaging procedure that would assist physicians in identifying breast cancer in patients who have had mammograms that do not yield conclusive information or who are at high risk of developing breast cancer. Commencement of additional clinical trial studies for the breast cancer application is contingent upon the future outlook and development of the breast imaging market.

Female Sexual Arousal Dysfunction

         In March 2001, we completed enrollment in a Phase II feasibility trial which we conducted in collaboration with Pfizer, Inc. to explore the efficacy of MS-325-enhanced MRI in the diagnosis of female sexual arousal dysfunction. Preliminary results from this trial indicate that MS-325-enhanced MRI is able to measure changes in pelvic blood volume and organ volume during sexual arousal. We believe that this technique may prove useful in assessing how different diseases affect sexual response in women as well as examining the effects of potential treatments in restoring impaired sexual response.

Myocardial Perfusion

         We are currently evaluating results from preclinical studies to assess the utility of MS-325 to detect myocardial perfusion.

Prototype Clot Imaging Agent

Background

         Thromboembolic disease refers to a class of relatively common disorders involving the formation of blood clots or, thrombi, in the veins and arteries. The most common form of this disease, deep vein thrombosis, or DVT, is characterized by the presence of thrombi in the deep veins of the leg and calf. This disease afflicts approximately 2 million Americans each year. The most severe consequences of DVT tend to occur when a thrombus dislodges from the vessel wall to form an embolus, which can then pass to and obstruct arteries in the lung. This condition, known as pulmonary embolism, or PE, affects an estimated 600,000 patients each year in the United States. In addition, blood clots in the carotid artery can lead to stroke, while clots in the coronary arteries can result in heart attack. We estimate that blood clots are responsible for over 400,000 deaths each year in the United States. The current method for diagnosing DVT involves a series of venous ultrasound exams typically followed by X-ray venography. The ultrasound procedure, while non-invasive, is effective primarily for diagnosing DVT in the thighs. It is ineffective for a significant portion of the patient population who may be asymptomatic and those who have clots forming below the knee, in the pelvis and in the vena cava. It is estimated that over 2.1 million ultrasound procedures are performed each year in the United States to detect DVT. X-ray venography, which represents the current gold standard for diagnosis, requires the injection of X-ray contrast dye into the foot and carries a significant risk of complications, including the formation of new clots. The diagnosis of PE presents an even greater challenge for clinicians. In fact, research suggests that this diagnosis is missed more than 50% of the time. The primary diagnostic technique for PE, a nuclear scan, is indeterminate in a large number of patients. Nearly 1 million such exams were performed in the United States in 1998. In the event of an indeterminate exam, the clinician must either infer the diagnosis from the presence/absence of DVT or must perform a pulmonary angiogram. Pulmonary angiography is a highly invasive catheter-based procedure that subjects the patient to significant risk of morbidity and mortality. Clots in the carotid and coronary arteries are diagnosed in much the same way as atherosclerotic blockages, with X-ray angiography providing definitive diagnosis in most patients.

Development Program

         We are seeking to develop a targeted contrast agent that would enable MRI to illuminate blood clots. Such a product could potentially change the diagnostic work-up for many of the conditions associated with thromboembolic disease, including PE and DVT. We believe that the use of this new approach could lead to better medical outcomes due to earlier and more definitive diagnosis. Early diagnosis is especially important for clots in the thigh, pelvis and vena cava. Because of their increased likelihood of migrating to the lungs once inside the pulmonary vasculature, these clots can be fatal. We believe that such a contrast agent could eliminate the need for the CT, ultrasound and nuclear medicine studies currently used to identify thrombotic disease, and could potentially provide a non-invasive but clinically equivalent alternative to pulmonary angiography. We further believe that our proprietary technology platform could enable MRI to differentiate old and new clot formation, potentially identifying those clots that pose the most risk to patients. Our prototype clot-imaging agent is based on a family of highly specific peptides that bind to fibrin, the dominant protein inside clots. The selected peptide is linked to a proprietary gadolinium group, which for the first time will provide a sufficiently strong signal to allow imaging of clots during MRI exams. In November 1999, we announced that a prototype agent, EP-862, had been shown in preclinical testing to detect sub-millimeter blood clots in an animal model. In 2000, we continued to advance this program, identifying an improved prototype agent, EP-1242, as our current lead product candidate. We expect to continue to devote significant resources to this program in the future and hope to file an Initial New Drug (IND) application with the FDA which, if approved, will allow us to begin human safety trials.

Business Strategy

         Our objective is to become a worldwide leader in MRI contrast agents by pursuing a strategy based on commercializing MS-325 and developing new applications for our proprietary technology platform. Our key business objectives are to:

               o Establish the safety and clinical utility of MS-325 for multiple cardiovascular imaging indications. In June 1999, we initiated a Phase III clinical trial to determine the efficacy of MS-325-enhanced MRA for the detection of aortoiliac occlusive disease. We continue to enroll patients in our Phase II feasibility trial to assess the safety and preliminary efficacy of MS-325-enhanced MRA for the evaluation of coronary artery disease. In each of these clinical trials, we compare MS-325-enhanced MRA to X-ray angiography, the current reference standard for these indications. In addition, we are currently conducting preclinical trials for such applications as myocardial perfusion imaging.

               o Establish the clinical utility of MS-325 beyond cardiovascular imaging. We are committed to leveraging the unique diagnostic properties of MS-325 across as many clinical applications as possible. We are therefore seeking to establish the clinical utility of MS-325-enhanced MRA in diagnosing many conditions other than cardiovascular disease. In March 2000, we completed enrollment for a Phase II feasibility study designed to evaluate the safety and efficacy of MS-325-enhanced MRA in identifying malignant breast lesions in women with breast abnormalities. In March 2001, we completed enrollment in a Phase II feasibility trial, in conjunction with Pfizer Inc., to assess the potential utility of MS-325-enhanced MRA in diagnosing female sexual arousal dysfunction by monitoring pelvic blood volume in women.

               o Develop an MRI Imaging Agent for Thromboembolic Disease Imaging. We are currently developing thrombosis-specific MRI contrast agents based on our proprietary technology platform, and we hope to file an IND application with the FDA which, if approved, will allow us to begin human safety trials.

               o Maximize the value of strategic alliances. We have established collaborations with Schering AG, Mallinckrodt, Daiichi Radioisotope Laboratories, Ltd. ("Daiichi") General Electric Medical Systems, Philips Medical Systems, Siemens Medical Systems, and Pfizer. We entered into these alliances, and will seek to enter into future strategic alliances with pharmaceutical, imaging agent and MRI equipment industry leaders, in order to obtain access to resources and infrastructure to leverage our strengths. See "-Strategic Alliances."

Strategic Alliances

Our strategy includes entering into alliances with leaders in the pharmaceutical, diagnostic imaging and MRI equipment industries to facilitate the development, manufacture, marketing, sale and distribution of our products. To date, we have formed strategic alliances with Schering AG, Mallinckrodt, General Electric Medical Systems, Philips Medical Systems, Siemens Medical Systems, and Pfizer.

Co-Development, Sales & Marketing

SCHERING AG

         In June 2000, we entered into a strategic collaboration agreement pursuant to which we granted Schering AG an exclusive license to co-develop and market MS-325 worldwide, exclusive of Japan. In December 2000, we amended this strategic collaboration agreement to grant to Schering AG the exclusive rights to develop and market MS-325 in Japan. Generally, we will both share equally in MS-325 clinical development costs and profits. Under the agreement, we will assume responsibility for completing clinical trials and filing for FDA approval in the United States, and Schering AG will lead clinical activities for MS-325 outside of the United States. In addition, we granted Schering an exclusive option to develop and market an unspecified cardiovascular product from our pipeline. In connection with this strategic collaboration agreement and in connection with the amendment to the strategic collaboration agreement between us and Mallinckrodt, as further described below, Schering AG paid us an up-front fee of $10.0 million, which we then paid to Mallinckrodt. Schering AG also made a $20.0 million equity investment in us at $17.98 per share of common stock, through its affiliate, Schering Berlin Venture Corporation ("Schering BV"). We may receive up to an additional $20.0 million in milestone payments under the strategic collaboration agreement. Under the terms of the December 2000 amendment, Schering AG paid us an up-front fee of $3.0 million and may be required to pay us an additional $7.0 million upon our achievement of certain milestones.

         Also, under the strategic collaboration agreement, we have options to acquire certain participation rights with respect to two of Schering AG's products currently in clinical trials, SHU 55C and Gadomer-17. We are entitled to exercise these options on a region-by-region basis upon the payment of certain fees. We are entitled to exercise the SHU 555C option for a period of twelve months after the date the option becomes exercisable. Once we exercise the SHU 555C option, we will enter into a definitive agreement with Schering AG with respect to SHU 555C, pursuant to which Schering AG will be responsible for the conduct of all development, marketing and sales activities in connection with SHU 555C. We are entitled to exercise the Gadomer-17 option for a period of 120 days following Schering AG's performance of certain milestones. Once we exercise the Gadomer-17 option, we will enter into a definitive agreement with Schering AG with respect to Gadomer-17, pursuant to which we will share development costs incurred from the date of the option exercise, as well as profits, equally with Schering AG. Under the terms of the strategic collaboration agreement, either party may terminate the agreement upon thirty days notice if there is a material breach of the contract or if either party fails to meet certain milestones. In addition, Schering AG may terminate the agreement at any time on a region-by-region basis or in its entirety, upon six months written notice to us; and we may terminate the agreement with respect to development of MS-325 in the European Union at any time after June 9, 2001 upon ninety days written notice to Schering AG, if Schering AG has failed to meet its obligations in connection with the regulatory approval of MS-325 in the European Union.

         On May 8, 2000, we granted to Schering AG a worldwide, royalty-bearing license to patents covering Schering AG's development project, Eovist injection, an MRI contrast agent for imaging the liver, currently in Phase III clinical trials. Also on May 8, 2000, Schering AG granted us a non-exclusive, royalty-bearing license to certain of its Japanese patents. We agreed to withdraw our invalidation claim of Schering AG's Japanese patent 1,932,626 in the Japanese Patent Office pursuant to this license agreement. See "Patents and Proprietary Rights." Schering AG had been an opposing party in our European patent case prior to the licensing agreement. On May 9, 2000, the Opposition Division of the European Patent Office maintained our European patent in a slightly amended form. The patent is owned by the Massachusetts General Hospital and is exclusively licensed to us. The remaining opposing parties have elected to appeal the May 9, 2000 decision.

Mallinckrodt

         In June 2000, in connection with the exclusive license that we granted to Schering AG, we amended our strategic collaboration with Mallinckrodt to grant Mallinckrodt a non-exclusive, worldwide license to manufacture MS-325 for clinical development and commercial use in accordance with a manufacturing agreement entered into in June 2000 between Mallinckrodt and Schering AG, and to enable us to enter into the strategic collaboration agreement with Schering AG described above. In connection with this amendment, we paid Mallinckrodt an up-front fee of $10 million and may be required to pay up to an additional $5 million in milestones. We will also pay Mallinckrodt a share of operating margins in the US and a royalty on gross profits outside the US on sales of MS-325.

         In October 1999, we entered into a Non-Negotiable Promissory Note and Security Agreement (the "Loan") with Mallinckrodt, our strategic partner, under which we were eligible to borrow our share of MS-325 development costs, on a quarterly basis, up to a total of $9.5 million. In June 2000, pursuant to the amended collaboration agreement with Mallinckrodt and the new strategic collaboration with Schering, Schering assumed the development cost sharing obligation for MS-325 from Mallinckrodt as of January 1, 2000. As a result, the terms of the Loan were amended to allow funding under the Loan for our portion of development costs through December 31, 1999. The Loan balance at December 31, 2000 of $3,004,607 represents our share of third and fourth quarter 1999 MS-325 development costs. No additional funding is available to us under the Loan. The Loan bears interest, adjustable on a quarterly basis, at the Prime Rate published in the Wall

Street Journal and is repayable in full on October 1, 2002. The Loan is secured by a first priority security interest in all of the Company's intellectual property.

Daiichi

         In March 1996, we entered into a development and license agreement with Daiichi pursuant to which we granted Daiichi an exclusive license to develop and commercialize MS-325 in Japan. Under this arrangement, Daiichi assumed primary responsibility for clinical development, regulatory approval, marketing and distribution of MS-325 in Japan. We retained the right and obligation to manufacture MS-325 for development activities and commercial sale under the agreement. In December 2000, we reacquired the rights to develop and commercialize MS-325 in Japan from Daiichi. Under the terms of this Reacquisition Agreement with Daiichi, we agreed to pay Daiichi a total amount of $5.2 million. In January 2001, we paid Daiichi $2.8 million in fees and we will pay an additional $2.4 million in the future. Daiichi will also receive a royalty from us on net sales of MS-325 in Japan. Simultaneously with our reacquisition from Daiichi of the MS-325 development and marketing rights in Japan, we assigned these rights to Schering AG as described above.

Equipment Manufacturers

         To date, we have formed collaborations with the three major MRI scanner manufacturers, General Electric Medical Systems, Philips Medical Systems and Siemens, to develop advanced imaging techniques designed to facilitate the use of MS-325-enhanced MRI. We believe it is extremely important to collaborate with equipment manufacturers to develop MRI techniques capable of taking full advantage of the unique properties of MS-325 to diagnose cardiovascular disease.

General Electric Medical Systems

         In January 1998, we announced the formation of collaboration with General Electric Medical Systems to accelerate the development of cardiovascular MRI. In particular, the collaboration focuses on reducing the effects of cardiac motion on MR images, providing user-friendly computer tools as a means of visualizing arteries and veins in 3-dimensional space, and optimizing MRI sequences for intravascular MRI contrast agents, including MS-325. Under the terms of this non-exclusive agreement, research is performed at several centers in addition to our facilities, including General Electric's corporate research facility in Schenectady, NY; General Electric Medical Research in Milwaukee, WI; and several academic centers.

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

Potential New Applications

Pfizer

         In September 1998, we entered into an exclusive agreement with Pfizer to explore the potential utility of MS-325-enhanced MRI in the diagnosis of female sexual arousal dysfunction. As part of this collaboration with Pfizer, we undertook a Phase II feasibility trial to explore the efficacy of MS-325-enhanced MRI in the detection and monitoring of female sexual arousal dysfunction. We completed enrollment in this trial in March 2001. Under the terms of this collaboration, Pfizer has full responsibility for funding the trial. Pfizer currently markets Viagra(R) for erectile dysfunction in men.

Competition

         The healthcare industry is characterized by extensive research efforts and rapid technological change, and there are many companies that are working to develop products similar to ours. There are currently no FDA-approved targeted vascular contrast agents for use with MRI. However, there are a number of non-specific MRI agents approved for marketing in the United States and in certain foreign markets that are likely to compete with MS-325 if approved for MR angiography. Magnevist(R) by Schering-AG, Dotarem(R) by Guerbet, S.A., Omniscan(R) by Nycomed Imaging ASA ("Nycomed"), ProHance(R) by Bracco S.P.A. ("Bracco"), and OptiMARK(R) by Mallinckrodt are all such products. We are aware of five agents under clinical development, Nycomed's NC100150 and Schering AG's Gadomer-17, SHU 55C, Bracco's B-22956/1 and Advanced Magnetic's Code 7228 that have been or are being evaluated for use in MRA. We are aware of no MRI contrast agent other than EPIX's prototype being developed for use in imaging blood clots. We can not assure you that our competitors will not succeed in the future in developing products that are more effective than any that are being developed by us. We believe that our ability to compete within the MRI contrast agent market is dependent on a number of factors, including the success and timeliness with which we complete FDA trials, the breadth of applications, if any, for which our products receive approval, and the effectiveness, cost, safety and ease of use of our products in comparison to the products of our competitors. Our success will also be dependent on physician acceptance of MRI as a primary imaging modality for certain cardiovascular and other applications.

         We have many competitors, including pharmaceutical, biotechnology and chemical companies. A number of competitors, including two of our strategic partners, are actively developing and marketing products that, if commercialized, would compete with our product candidates. Many of these competitors have substantially greater capital and other resources than we do and may represent significant competition for us. Such companies may succeed in developing technologies and products that are more effective or less costly than any of those that may be developed by us, and such companies may be more successful than us in developing, manufacturing and marketing products. Furthermore, there are several well-established medical imaging modalities that currently compete, and will continue to compete, with MRI, including X-ray angiography, CT, nuclear medicine and ultrasound. Other companies are actively developing the capabilities of the competing modalities to enhance their effectiveness in cardiovascular system imaging. For example, we are aware of at least one radiopharmaceutical agent, Schering AG's AcuTect, which has been approved for imaging acute venous thrombosis. Several other nuclear medicine agents, including Draxis Health's FibrImage and Schering AG's P748, are in clinical testing for DVT and PE, respectively. We believe another radiopharmaceutical under clinical development by Schering AG, P-773, is being investigated for use in imaging atherosclerotic plaque. In addition, while no ultrasound contrast agent has yet been approved for myocardial perfusion imaging, several of these agents are undergoing clinical testing for this indication, including Tyco Mallinckrodt's Optison, DuPont's Definity, Alliance Pharmaceutical's Imagent, and Nycomed's Sonazoid. Finally, we are aware of one ultrasound agent, ImaRx's MRX-408, under preclinical development for imaging DVT. We cannot guarantee that we will be able to compete successfully in the future or that developments by others will not render MS-325 or our future product candidates obsolete or non-competitive or that our collaborators or customers will not choose to use competing technologies or products.

Patents and Proprietary Rights

         We consider the protection of our proprietary technologies to be material to our business prospects. We pursue a comprehensive patent program in the United States and in other countries where we believe that significant market opportunity exist.

         We own or have exclusively licensed patents and patent applications on the critical aspects of our core technology as well as many specific applications of this technology. Our patents and applications covering RIME technology consist of the following: seven U.S. patents exclusively licensed from the General Hospital Corporation (hereinafter "the Hospital") as well as their cognate patents and applications in foreign countries; two U.S. patents owned by us as well as their cognate patents and applications in foreign countries; seven applications in prosecution on seven different subject matters as well as their cognate patents and applications in foreign countries. The application that corresponds to two of the exclusively licensed U.S. patents which broadly cover RIME technology, albumin binding with metal chelates, and liver targeting metal chelates, has also issued as a patent in Europe: European Patent 222,886 (hereinafter "the '886 EP patent"). The two United States patents were involved in an interference proceeding with an application owned by Mallinckrodt, but the interference was terminated in our favor. One of our Japanese patent applications has been opposed by several parties. The Japanese Patent Office issued a final rejection of this patent application. A Notice of Appeal was filed in the Japanese Patent Office on May 9, 1999, but the case has not yet been assigned to an Examiner. The sole issue in these proceedings is whether the Japanese Patent Office should have granted a patent to us. A divisional of the disputed application is still being prosecuted.

         The '886 EP patent was opposed by several parties. The Notices of Opposition were filed in 1997 and a Preliminary Opinion affirming the patent's validity was rendered on November 2, 1998. Oral arguments were heard on May 9, 2000, and the European Patent Office issued their written opinion affirming validity on May 19, 2000. Several of the opposing parties have appealed this decision.

         In addition, third parties have sought, in an Italian court, a declaration of non-infringement of the '886 EP patent. Those third parties seek transborder application of a non-infringement declaration in those European countries where the `886 EP patent is in force. The complaint was filed on February 23, 1999 in the Court of Milan, Italy. There is no potential liability, other than court costs, to us in this suit. This case is still in the pretrial stage. The parties have also sued the Hospital and us in Italy seeking to invalidate the Italian portion of the same patent. The complaint seeking invalidity was filed on October 20, 1998 in the Court of Milan, Italy. The sole issue in this case is whether the Italian portion of the patent is valid. This case was consolidated with the Italian non-infringement action, discussed above.

         The same parties have also sued the Hospital in the United Kingdom (Patents Court, London) seeking a declaration of invalidity of the UK portion of the Hospital's patent. The appeals court in the United Kingdom has affirmed a stay of the proceedings pending the final outcome, including possible appeals, of the Opposition Proceedings in the European Patent Office. There is no potential liability to us, except court and legal costs, in this case.

         On May 9, 2000, the European Patent Office maintained the validity of the European patent in a slightly amended form during oral proceedings and issued their written opinion affirming validity on May 19, 2000. On May 8, 2000, we granted to Schering AG, one of the opposing parties, a worldwide, royalty-bearing license to the family of patents that includes the '886 EP patent. The remaining opposing parties have elected to appeal the May 9, 2000 decision.

         In addition, the Hospital and we have commenced two patent infringement actions in Europe. In these actions, in France and Germany, the Hospital and we seek to enforce the European patent against the same parties seeking a judgment of non-infringement in Italy and invalidity judgments in Italy and the UK. We seek both injunctive relief and damages in these actions. In Germany, the case is stayed pending a decision on jurisdiction in Italy, although the decision to stay was appealed with support on December 2, 2000. In France, the court's decision to determine the merits of infringement was appealed. No decision on the appeal has yet been published. A decision on the request for a preliminary injunction is currently pending. These oppositions, appeals relating thereto and the European proceedings, may take several years to resolve unless the parties reach agreement by settlement.

         While we believe that we will prevail in these proceedings, there can be no assurance as to the scope of the claims that will be maintained, if any, or the ultimate benefit, if any, of those claims to us in protecting our products.

         We have received a patent in the United States covering the process by which MS-325 is manufactured (U.S. Patent Number 5,919,967; granted July 6, 1999; expires April 11, 2017). Our patent protection for MS-325 currently extends to 2006 in the United States and Europe. If the currently pending patent applications issue, this protection will continue until at least 2015. Protection for the manufacturing process in the United States already exists until 2017, and will continue until 2016 in Europe and Japan if the currently pending patent applications issue. Among the seven pending applications, three pertaining to methods for imaging were filed during 2000.

         An issued patent grants to the owner the right to exclude others from practicing inventions claimed therein. In the United States, a patent filed before June 8, 1995 is enforceable for 17 years from the date of issuance or 20 years from the deemed date of filing the underlying patent applications, whichever is longer. Patents that issue from applications filed after June 8, 1995 expire 20 years from the filing date according to the General Agreement on Tariffs and Trade. This new rule is generally regarded as unfavorable to pharmaceutical companies, where the time period between patent filing and commercialization of the patented product may be extended many years because of the lengthy development cycle and regulatory process.

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

         Under a strategic collaboration agreement, we have licensed technology from Schering AG on a worldwide basis relating to methodologies used by us in the development or use of certain of our product candidates. This technology relates to MRI contrast agents including MS-325 and other chelate-based MRI contrast agents. Under this agreement, production and sale of MS-325 in Japan, the United States, and Europe will be the result of collaboration with Schering AG and Mallinckrodt. There can be no assurance that our current or future activities will not be challenged, that additional patents will not be issued containing claims materially constraining our proposed activities, that we will not be required to obtain licenses from third parties, or that we will not become involved in costly, time-consuming litigation regarding patents in the field of contrast agents, including actions brought to challenge or invalidate our own patent rights. At the same time, we are aware of certain products under development and/or on sale by the third party referred to above and others that we believe may infringe certain of our exclusively licensed patents. We have commenced and/or expect to commence litigation in various European countries against other third parties for infringing our European patent. We are pursuing license or cross-license arrangements with or, if necessary and appropriate, are continuing infringement proceedings against, these parties. In this regard, on May 8, 2000, we granted to Schering AG a worldwide royalty-bearing license to our patents covering Schering AG's development project, Eovist injection, an MRI contrast agent for imaging the liver. Also on May 8, 2000, Schering AG granted us a non-exclusive royalty-bearing license to certain Japanese patents and applications. While we believe that we will prevail in these litigations, there can be no assurance as to the outcome or the scope of any injunctive or monetary relief we may recover. We also intend to pursue license or cross-license arrangements with or, if necessary and appropriate, infringement proceedings against, these parties upon their seeking final regulatory approval for the marketing and sale of any such products.

         Many of our competitors are continuing to actively pursue patent protection for activities and discoveries similar to ours. There can be no assurance that these competitors, many of which have substantially greater resources than us and have made substantial investments in competing technologies, will not in the future seek to assert that our products or chemical processes infringe their existing patents and/or will not seek new patents that claim to cover aspects of our technology. Furthermore, patent applications in the United States as well as patent applications in foreign countries are maintained in secrecy for a specified period after filing before they are made public through publication. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. In addition, patents issued and patent applications filed relating to biopharmaceuticals are numerous. Therefore, there can be no assurance that we are aware of all competitive patents, either pending or issued, that relate to products or processes used or proposed to be used by us.

         We and the Hospital have entered into a license agreement pursuant to which the Hospital has granted us an exclusive worldwide license to the patents and patent applications, which relates to one of our product candidates, MS-325, which is progressing through regulatory approval. The Hospital license imposed certain due diligence obligations with respect to the development of products covered by the license, all of which we believe have been fulfilled to date. The Hospital license also requires us to pay royalties on our net sales of MS-325. We must also pay the Hospital a percentage of all royalties received from our sublicenses. Our failure to comply with these requirements could result in the conversion of the license from being exclusive to non-exclusive in nature or termination of the license agreement itself. Any such event would have a material adverse effect on our business, financial condition and results of operations.

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

         We intend to vigorously protect and defend our intellectual property rights. Costly and time-consuming litigation brought by us may be necessary to enforce our issued patents, to protect our trade secrets or know-how owned by us, or to determine the enforceability, scope, and validity of the proprietary rights of others.

Manufacturing

         We currently manufacture, as part of our ongoing development efforts, small non-GMP (good manufacturing practices as promulgated by the FDA) batches of MS-325 in our laboratories located in Cambridge, Massachusetts. MS-325 for use in preclinical toxicology and Phase I and II clinical trials has been manufactured in accordance with GMP by outside contractors. Mallinckrodt will serve as primary manufacturer for MS-325 worldwide. If Mallinckrodt is unable to produce MS-325 in adequate amounts and at a reasonable cost or to comply with any applicable regulations, including GMP, it could have a material adverse effect on our business, financial condition and results of operations. Furthermore, should Mallinckrodt fail to fulfill its manufacturing responsibilities satisfactorily, Schering AG could be forced to manufacture the compound itself, or to find an alternative manufacturer. There can be no assurance that Schering AG would be able to find such an alternative manufacturer or manufacture MS-325 in a timely manner. If we experience a delay in manufacturing it could result in a delay in the approval or commercialization of MS-325. We currently procure the raw materials for the various components of MS-325 from a broad variety of vendors and, wherever possible, maintain relationships with multiple vendors for each component. There are a number of components of MS-325 for which the largest suppliers may have significant control over the market price due to controlling market shares. If any one of our suppliers decided to increase prices significantly or reduce quantities of any component of MS-325 available for sale to us, it could have a material adverse effect on our ability to commercialize MS-325 and on our business, financial condition and results of operations. See "Strategic Alliances."

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

         In order to undertake clinical trials and market pharmaceutical products for diagnostic or therapeutic use in humans, the procedures and safety standards established by the FDA and comparable agencies in foreign countries must be followed. In the United States, a company seeking approval to market a new pharmaceutical must obtain FDA approval of a new drug application ("NDA"). Before an NDA may be filed, however, a certain procedure is typically followed. This includes: (i) performance of preclinical laboratory and animal studies;
(ii) submission to the FDA of an application for an investigational new drug application ("IND"), which must become effective before human clinical trials may commence; (iii) completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the pharmaceutical for its intended use; (iv) submission to the FDA of an NDA; and (v) approval of the NDA by the FDA prior to any commercial sale or shipment of the agent. In November 1997, the Food and Drug Administration Modernization Act of 1997 was passed and signed into law (the "Act"). The Act, most of which became effective in February 1998, promises, among other things, to streamline the approval process for drugs and enable patients with serious diseases to more easily access experimental products. The effect, if any, of the Act on us, MS-325 and our other product candidates is not known at this time.

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

         We have completed two Phase I clinical trials to date; the first was completed in February 1997, and the second in February 1998. No clinically significant adverse events were reported for these Phase I trials. In June 1998, we completed a Phase II clinical trial to test the safety and preliminary efficacy of MS-325-enhanced MRA for the evaluation of PVD. In June 1999, we initiated a Phase III clinical trial to determine the efficacy of MS-325-enhanced MRA for the detection of AIOD.

         A Phase II trial to assess the safety and feasibility of MS-325-enhanced MR imaging in the diagnosis of CAD is currently ongoing. The process of completing clinical testing and obtaining FDA approval for a new product is likely to take a number of years. When the study for a particular indication as described in the IND is complete, and assuming that the results support the safety and efficacy of the product for that indication, the Company intends to submit an NDA to the FDA. The NDA approval process can be expensive, uncertain and lengthy. Although the FDA is supposed to complete its review of an NDA within 180 days of the date that it is filed, the review time is often significantly extended by the FDA, which may require more information or clarification of information already provided in the NDA. During the review period, an FDA advisory committee likely will be asked to review and evaluate the application and provide recommendations to the FDA about approval of the pharmaceutical. In addition, the FDA will inspect the facility at which the pharmaceutical is manufactured to ensure compliance with GMP and other applicable regulations. Failure of the third-party manufacturers to comply or come into compliance with GMP requirements could significantly delay FDA approval of the NDA. The FDA may grant an unconditional approval of an agent for a particular indication or may grant approval conditioned on further post-marketing testing and/or surveillance programs to monitor the agent's efficacy and side effects. Results of these post-marketing programs may prevent or limit the further marketing of the agent. In addition, further studies and a supplement to the initially approved NDA will be required to gain approval for the use of an approved product in indications other than those for which the NDA was approved initially.

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

Reimbursement

         We expect that sales volumes and prices of our products will be dependent in large measure on the availability of reimbursement from third-party payers and that individuals seldom would be willing or able to pay directly for all the costs associated with procedures which in the future may incorporate the use of our products. We expect that our products will be purchased by hospitals, clinics, doctors and other users that bill various third-party payers, such as Medicare, Medicaid and other government insurance programs, and private payers including indemnity insurers, Blue Cross Blue Shield plans and managed care organizations ("MCOs") such as health maintenance organizations. Most of these third-party payers provide coverage for MRI for some indications when it is medically necessary, but the amount that a third-party payer will pay for MRI may not include a separate payment for a contrast-imaging agent that is used with MRI. Reimbursement rates vary depending on the procedure performed, the third-party payer, the type of insurance plan and other factors. For example, Medicare pays hospitals a prospectively determined amount for an in-patient stay based on a Medicare beneficiary's discharge diagnosis related group ("DRG"). This payment includes payment for any procedure, including MRI that is performed while a beneficiary is in the hospital. No additional payment has been made for contrast agents used during the procedure. Federal legislation enacted in 2000 provides for a separate reimbursement code for the procedure employing a contrast agent. Certain new contrast agents may be eligible for additional pass-through payments. Other third-party payers may pay a hospital an additional amount for an MRI procedure performed on an in-patient according to another methodology such as a fee schedule or a percentage of charge. Such payment may or may not include a payment for a contrast-imaging agent.

         Third-party payers carefully review and increasingly challenge the prices charged for procedures and medical products. In the past few years, the amounts paid for radiology procedures in particular have come under careful scrutiny and have been subject to decreasing reimbursement rates. In addition, an increasing percentage of insured individuals are receiving their medical care through MCOs that monitor and often require preapproval of the services that a member will receive. Many MCOs are paying their providers on a capitated basis that puts the providers at financial risk for the services provided to their patients by paying them a predetermined payment per member per month. The percentage of individuals, including Medicare beneficiaries, covered by MCOs is expected to grow in the United States over the next decade. We believe that the managed care approach to healthcare and the growth in capitated arrangements and other arrangements under which the providers are at financial risk for the services that are provided to their patients will facilitate the market acceptance of our products, as we believe that the use of our products will significantly lower the overall costs and improve the effectiveness of managing patient populations. There can be no assurance, however, that our products will be available, will lower costs of care for any patients or that providers will choose to utilize them even if they do, or if reimbursement will be available.

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

         We believe that reimbursement in the future will be subject to increased restrictions such as those described above, both in the United States and in foreign markets. We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by the Company. There can be no assurance, in either the United States or foreign markets, that third party reimbursement and coverage will be available or adequate, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation, or reimbursement policies of third-party payers will not otherwise adversely affect the demand for our product candidates or our ability to sell our product candidates on a profitable basis, particularly if MRI exams enhanced with our contrast agents are more expensive than competing vascular imaging techniques that are equally effective. The unavailability or inadequacy of third-party payer coverage or reimbursement could have a material adverse effect on our business, financial condition and results of operations.

Product Liability Insurance

         The clinical and commercial development of pharmaceuticals, including contrast agents such as those being developed by us, may entail exposure to product liability claims. While we have never been subject to any liability claims stemming from the manufacture of or preclinical or clinical trials of our products, there can be no assurance that we will not face such claims in the future. While we currently have product liability insurance coverage for the clinical research use of our product candidates, there can be no assurance that such coverage limits will be adequate or that a successful product liability lawsuit would not have a material adverse effect on us. We do not have product liability insurance coverage for the commercial sale of our products but intend to obtain such coverage if and when our products are commercialized. If and when MS-325 or our other product candidates are approved for marketing by the FDA, or similar foreign regulatory bodies, there can be no assurance that sufficient product liability insurance will be available on terms acceptable to us or at all.

Employees

         As of December 31, 2000 we employed 83 persons on a full-time basis, of which 67 were involved in research and development and 16 in administration and general management. Twenty six of our employees hold Ph.D. or M.D. degrees. We believe that our relations are good with all of our employees. None of our employees are a party to a collective bargaining agreement.

Research and Development

         During the years ended December 31, 2000, 1999, and 1998, we incurred research and development expenses of $25,833,243, $14,667,370 and $13,349,337, respectively.

ITEM 2. PROPERTIES

         We lease a total of 17,050 square feet of space at 71 Rogers Street and adjacent locations, and 13,310 square feet at 161 First Street, all in Cambridge, Massachusetts. The current leases at 71 Rogers Street and adjacent locations, and our lease at 161 First Street run until December 31, 2002. We have an option to extend the lease at 71 Rogers Street and adjacent locations for an additional three or five years. During 2000, we exercised our right of first offer on 5900 square feet of additional laboratory space located at 67 Rogers Street. We expect to occupy this space during the second quarter of 2001 at which time the lease will commence and be incorporated into our existing lease at 71 Rogers Street. We believe that our current facilities and currently available space are adequate to meet our needs until the expiration of the leases in December 31, 2002.

ITEM 3. LEGAL PROCEEDINGS

         To our knowledge, we are not a party to any material legal proceedings that would materially adversely affect our business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the quarter ended December 31, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers and key employees:


       Name                          Age                  Position
       ----                          ---                  --------
Michael D. Webb                      42         Chief Executive Officer and Secretary

Stephen C. Knight, M.D.              40         President and Chief Operating Officer

*James E. Smith, Ph.D.               57         Executive Vice President, Research and Development

*Alan Carpenter, Ph.D.               48         Executive Vice President, Research and Development

Randall B. Lauffer, Ph.D.            43         Chief Scientific Officer

A. Gregory Sorensen, M.D.            44         Vice President and Chief Medical Officer

Susan M. Flint                       49         Vice President, Regulatory Affairs and Clinical
                                                Operations

Pamela E. Carey                      42         Vice President of Finance and Administration,
                                                Chief Financial Officer

- --------------
* Currently James E. Smith and Alan Carpenter are both serving as Executive Vice President, Research and Development. Following a transition period,
  Dr. Smith will step down as Executive Vice President, Research and Development and Dr. Carpenter will continue in that position. Also following the transition, Dr. Smith will serve as a consultant to us.

          Michael D. Webb joined us in December 1994 from Ciba-Corning Diagnostics, Inc., where he was most recently Senior Vice President, Worldwide Marketing and Strategic Planning. During his tenure at Ciba from April 1989 to December 1994, Mr. Webb's achievements included the development and commercialization of the ACS:180\R immunodiagnostics system. From 1984 to 1989, Mr. Webb was a senior consultant at Booz, Allen & Hamilton, Inc., specializing in healthcare and life sciences. Mr. Webb holds a MBA in marketing and finance from the J.L. Kellogg Graduate School of Management at Northwestern University and an MA in International Relations from Sussex University, U.K.

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

          Dr. James E. Smith has over 20 years experience in the in vivo diagnostics industry. Prior to joining us in February 1996, Dr. Smith worked for 16 years at Du Pont Merck Pharmaceutical Company, where his experience included research and development, regulatory, QA/QC and manufacturing for the radio-pharmaceutical division, most recently as Senior Director of Radiopharmaceutical Research and Development. Dr. Smith has published and lectured on radio-pharmaceutical research and development. Dr. Smith received his Ph.D. in inorganic chemistry from the University of Washington.

          Dr. Alan Carpenter joined us in February 2001 as the Executive Vice President, Research and Development. He has 20 years experience in imaging R&D. From November 1996 through February 2001, Dr. Carpenter was the Vice President of Medical Imaging at DuPont Pharmaceuticals Company. He was the Vice President of Clinical Research and Regulatory Affairs, Medical Imaging R&D from December 1996 through March 2000. Prior to that, Dr. Carpenter was the Senior Director of Clinical Research, Regulatory Affairs and Business Development at DuPont Merck Pharmaceutical Company. Dr. Carpenter received his Ph.D. in analytical chemistry and his B.S. in Chemistry from the University of Massachusetts. He holds a J.D. from the Massachusetts School of Law.

          Dr. Randall B. Lauffer founded EPIX in November 1988 and served as Chief Executive Officer until December 1994 and as Chairman until October 1996. From November 1983 to March 1992, Dr. Lauffer was a member of the faculty of Harvard Medical School, serving as Assistant Professor of Radiology from 1987 to 1992. During this time he was also Director of the NMR Contrast Media Laboratory at Massachusetts General Hospital (MGH) as well as an NIH Postdoctoral Fellow and an NIH New Investigator. Dr. Lauffer is the primary inventor of our core technology and is the originator of several types of MRI technology, including hepatobiliary (liver-enhancing) agents, vascular agents, tissue blood flow agents, and strategies to increase the magnetic efficiency of MRI agents in the body. He has written over 50 scientific publications and two books, and has been named on several U.S. patents. Dr. Lauffer holds a Ph.D. in inorganic chemistry from Cornell University.

          Dr. A. Gregory Sorensen joined us in April, 2000. Dr. Sorensen is the Associate Director at the Massachusetts General Hospital-Neuroradiology MR Center. He has been an Assistant Professor of Radiology at the Harvard Medical School and an Assistant Radiologist at Massachusetts General Hospital since 1998. Dr. Sorensen holds a medical degree from Harvard Medical School and the Massachusetts Institute of Technology, and trained in Diagnostic Radiology and Neuropathology at the MGH, where he has been on the staff since 1994. Dr. Sorensen is a Research Committee member for both the American Society of Neuropathology and the International Headache Society. He also sits on the Editorial Board of the American Journal of Neuropathology.

          Ms. Susan M. Flint joined us in April 1995. She is a Regulatory Affairs specialist with over twenty years of experience in regulatory submissions and clinical trials. She was a regulatory affairs/clinical research consultant to various companies, including ours, from April 1993 to April 1995. Ms. Flint previously held the position of Director of Clinical Trials at Advanced Magnetic, Inc. from February 1989 to March 1993 and Director of Regulatory Affairs at Due Pont Pharmaceutical Company from June 1975 to January 1989. She has filed a number of applications for IND's and ten NDA's, along with several medical device applications. Ms. Flint is certified by the Regulatory Affairs Professional Society. She received her M.S. in pharmacology from Northeastern University.

          Ms. Pamela E. Carey has served as our Vice President of Finance and Administration and Chief Financial Officer since July 2000. She joined us in June 1998 as Director of Finance from private practice where she served as a consultant to several life science and technology companies. From July 1992 to March 1994, she was Director of Finance at Intellution, Inc. and from February 1989 to June 1992, she was Corporate Controller at Genetics Institute, Inc. Ms. Carey also served as Corporate Controller of ISI Systems, Inc. from June 1987 to January 1989 and as Audit Manager at Arthur Young & Company, where she worked from 1980 to 1987. Ms. Carey is a certified public accountant and holds a B.S. degree in accounting from Canisius College.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock commenced trading on the Nasdaq Stock Market on January 30, 1997 under the symbol "EPIX", and is listed on Nasdaq's National Market. The following table sets forth, for the periods indicated, the range of the high and low bids for our Common Stock:


                                                      High            Low
                                                      ----            ---
1999
First Quarter                                       $11.44          $8.00
Second Quarter                                        8.87           5.00
Third Quarter                                         7.37           4.12
Fourth Quarter                                       11.50           6.12

2000
First Quarter                                       $26.75          $8.88
Second Quarter                                       22.63          12.75
Third Quarter                                        18.94          13.19
Fourth Quarter                                       14.06           4.88


         The above quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

         On March 15, 2001 the last reported bid for the Common Stock was $8.75 per share. As of March 15, 2001 there were approximately 98 holders of record of our Common Stock. To date we have neither declared nor paid any cash dividends on shares of our Common Stock and do not anticipate doing so for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data are derived from our audited financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Financial Statements, related Notes and other financial information included elsewhere herein.


                                                                         Year Ended
                                       -----------------------------------------------------------------------------
                                         December 31,    December 31,    December 31,   December 31,   December 31,
    (In thousands, except per share          2000            1999            1998          1997           1996
     data)                             ---------------  --------------  -------------- -------------- --------------
    Statement of Operations Data:

    Revenues                                  $6,924          $1,144          $1,781         $4,228          $10,010
    Operating income (loss)                  (23,745)        (17,935)        (15,825)        (7,462)             269
    Income (loss) before cumulative effect
      of change in accounting principle       (22,957)        (16,983)        (13,998)        (6,112)             268
    Cumulative effect of change in
      accounting principle (1)                (4,363)             --              --             --               --
    Income (loss)                            (27,320)        (16,983)        (13,998)        (6,112)             268

    Weighted average common shares outstanding:
      Basic                                   12,445          11,556          11,354          8,333            1,561
      Diluted                                 12,445          11,556          11,354          8,333            7,732

    Earnings/(loss) per share:
    Earnings/(loss) before
      cumulative effect of change
      in accounting principle                 $(1.85)         $(1.47)         $(1.23)        $(0.73)           $0.12
    Cumulative effect of change in
      accounting principle                    $(0.35)             --              --             --               --
    Earnings/(loss), basic                    $(2.20)         $(1.47)         $(1.23)        $(0.73)           $0.12
    Earnings/(loss), diluted                  $(2.20)         $(1.47)         $(1.23)        $(0.73)           $0.03

    Pro forma amounts assuming  the
      accounting change is applied
      retroactively:
    Net loss                                ($22,957)       ($15,892)       ($12,907)       ($7,021)         ($5,368)
    Net loss per share
      basic & diluted                         ($1.85)         ($1.38)         ($1.14)        ($0.84)          ($0.69)


                                                                             December 31,
                                               ---------------------------------------------------------------------
    Balance Sheet Data:                            2000            1999          1998          1997            1996
                                               -----------    ------------  -------------  ------------ ------------
    Cash, cash equivalents and
      marketable securities                     $24,713         $14,140         $29,101      $42,813         $10,664

    Working capital                              15,020          10,514          25,593       39,673           8,299
    Total assets                                 29,681          17,886          32,903       44,775          12,575
    Long-term liabilities                        10,050           2,281           1,374          279             176
    Redeemable convertible preferred
      stock                                          --              --              --           --          17,204
    Total stockholders' equity
      (deficit)                                 $ 6,566         $10,764         $27,503      $41,046         $(7,240)



(1) The cumulative effect of change in accounting principle is a one-time, noncash charge relating to our adoption of SEC Staff Accounting
       Bulletin No. 101 (SAB 101). SAB 101 was issued by the Securities and Exchange Commission (SEC) in December 1999 and provides guidance related to revenue recognition policies based on interpretations and practices followed by the SEC. The impact of our adoption of SAB 101 was to defer revenue recognition for certain portions of the revenue previously recognized by us under our strategic alliances into future accounting periods.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Since commencing operations in 1992, we have been principally engaged in the research and development of our product candidates as well as seeking various regulatory clearances and patent protection. We have had no revenues from product sales and have incurred cumulative losses since inception through December 31, 2000 aggregating approximately $72.7 million.

         We have received revenues in connection with the following licensing and collaboration agreements:

Schering AG

         In June 2000, we entered into a strategic collaboration agreement pursuant to which we granted Schering AG an exclusive license to co-develop and market MS-325 worldwide, exclusive of Japan. In December 2000, we amended this strategic collaboration agreement to grant to Schering AG the exclusive rights to develop and market MS-325 in Japan. Generally, we will both share equally in MS-325 clinical development costs and profits. Under the agreement, we will assume responsibility for completing clinical trials and filing for FDA approval in the United States, and Schering AG will lead clinical activities for MS-325 outside of the United States. In addition, we granted Schering an exclusive option to develop and market an unspecified cardiovascular product from our pipeline. In connection with this strategic collaboration agreement and in connection with the amendment to the strategic collaboration agreement between us and Mallinckrodt, as further described below, Schering AG paid us an up-front fee of $10.0 million, which we then paid to Mallinckrodt. Schering AG also made a $20.0 million equity investment in us at $17.98 per share of common stock, through its affiliate, Schering Berlin Venture Corporation ("Schering BV"). We may receive up to an additional $20.0 million in milestone payments under the strategic collaboration agreement. Under the terms of the December 2000 amendment, Schering AG paid us an up-front fee of $3.0 million and may be required to pay us an additional $7.0 million upon our achievement of certain milestones.

Mallinckrodt

         In June 2000, in connection with the exclusive license that we granted to Schering AG, we amended our strategic collaboration with Mallinckrodt to grant Mallinckrodt a non-exclusive, worldwide license to manufacture MS-325 for clinical development and commercial use in accordance with a manufacturing agreement entered into in June 2000 between Mallinckrodt and Schering AG, and to enable us to enter into the strategic collaboration agreement with Schering AG described above. In connection with this amendment, we paid Mallinckrodt an up-front fee of $10.0 million and may be required to pay up to an additional $5.0 million in milestones. We will also pay Mallinckrodt a share of operating margins in the US and a royalty on gross profits outside the US on sales of MS-325.

         As a result of the above noted agreements, Schering AG effectively purchased the MS-325 marketing rights previously owned by Mallinckrodt. The $10.0 million payment from Schering AG to us was required to be paid by us to Mallinckrodt. We paid the $10.0 million to Mallinckrodt immediately subsequent to its receipt and did not reflect the receipt and the disbursement in our statement of operations on the basis that the payment to us from Schering AG did not constitute an earnings process nor did the payment by us to Mallinckrodt represent an expense. Such amounts are, however, reflected in the statement of cash flows.

         In October 1999, we entered into a Non-Negotiable Promissory Note and Security Agreement (the "Loan") with Mallinckrodt, our strategic partner, under which we were eligible to borrow our share of MS-325 development costs, on a quarterly basis, up to a total of $9.5 million. In June 2000, pursuant to the amended collaboration agreement with Mallinckrodt and the new strategic collaboration with Schering, Schering assumed the development cost sharing obligation for MS-325 from Mallinckrodt as of January 1, 2000. As a result, the terms of the Loan were amended to allow funding under the Loan for our portion of development costs through December 31, 1999. The Loan balance at December 31, 2000 of $3,004,607 represents our share of third and fourth quarter 1999 MS-325 development cost. No additional funding is available to us under the Loan. The Loan bears interest, adjustable on a quarterly basis, at the Prime Rate published in the Wall Street Journal and is repayable in full on October 1, 2002. The Loan is secured by a first priority security interest in all of the Company's intellectual property.

Daiichi

         In March 1996, we entered into a development and license agreement with Daiichi pursuant to which we granted Daiichi an exclusive license to develop and commercialize MS-325 in Japan. Under this arrangement, Daiichi assumed primary responsibility for clinical development, regulatory approval, marketing and distribution of MS-325 in Japan. We retained the right and obligation to manufacture MS-325 for development activities and commercial sale under the agreement. In December 2000, we reacquired the rights to develop and commercialize MS-325 in from Daiichi. Under the terms of this Reacquisition Agreement, we agreed to pay Daiichi a total of $5.2 million. In January 2001, we paid Daiichi $2.8 million in fees and we will pay an additional $2.4 million in the future. Daiichi will also receive a royalty from us on net sales of MS-325 in Japan. Simultaneously with our reacquisition from Daiichi of the MS-325 development and marketing rights in Japan, we assigned these rights to Schering AG as described above.

         We expect continued operating losses for the next several years as we incur expenses to support research, development and efforts to obtain regulatory approvals.

         Our initial product candidate, MS-325, is currently our only product candidate undergoing human clinical trials. We filed an IND application for MS-325 in July 1996. We initiated a Phase I clinical trial in 1996 and a Phase I dose escalation study in 1997, both of which have been completed. We completed a Phase II clinical trial in June 1998 to test the safety and preliminary efficacy of MS-325-enhanced MRA for the evaluation of PVD and are currently conducting a Phase II feasibility trial to test the safety and feasibility of MS-325-enhanced MRA for the evaluation of CAD. In addition, in March 2000, we completed enrollment in a Phase II clinical trial to test the safety and feasibility of MS-325 for detecting breast cancer. In June 1999, we initiated a Phase III clinical trial to determine the efficacy of MS-325-enhanced MRA for the detection of AIOD.

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

Results of Operations

Comparison of Years ended December 31, 2000 and December 31, 1999

         In the fourth quarter of 2000, we adopted SEC Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements" retroactively to January 1, 2000, changing our method of recognizing revenue. We recorded a cumulative effect of change in accounting principle in accordance with the adoption of SAB 101 in the amount of $4.4 million, which related to up-front and guaranteed milestone fees paid in 1996 and 1997 by Mallinckrodt, our previous marketing partner for MS-325. Prior to the adoption of SAB 101, we recognized revenues from non-refundable license fees upon execution of the underlying license agreement. Revenues from milestone payments under collaborative agreements were recorded as revenue based upon the provisions of each agreement. Under the new accounting method, after the adoption of SAB 101, we now recognize revenues from non-refundable license fees, and milestone payments not specifically tied to a separate earnings process ratably over the period during which we have a substantial continuing obligation to perform services under the contract. Included in 2000 revenues is $1.1 million of revenue that was recognized in prior years relating to the adoption of SAB 101. The remaining $3.3 million of revenue to be recognized in future years that is included in the cumulative effect of change in accounting principle will be recognized ratably over the future period during which we have a substantial continuing obligation to perform services under the contract.

         The pro forma amounts presented in the statements of operations were calculated assuming the accounting change was made retroactively to prior periods. $1.1 million is included, each year, in revenue for 2000, 1999 and 1998.

            The following discussions relating to revenue for the year ended December 31, 2000 and revenue for the year ended December 31, 1999 reflect pro forma results as if we had followed SAB 101 from our inception.

         Revenues for the year ended December 31, 2000 and 1999 totaled $6.9 million and $2.2 million, respectively. Excluding $1.1 million of SAB 101 revenues in both periods, revenues were derived from work performed in connection with product development contracts with Schering AG in the year ended December 31, 2000 and Mallinckrodt in the year ended December 31, 1999. The increase in revenues was due to the impact of the development funding terms under the strategic collaboration agreement entered into with Schering AG in June 2000.

Research and Development Expenses

         Research and development expenses for the year ended December 31, 2000 were $25.8 million as compared to $14.7 million for 1999. The $11.1 million increase resulted primarily from higher costs associated with advancing MS-325 through clinical trials and the related effect of new development funding terms under the strategic collaboration agreement with Schering AG, increased costs for personnel and other resources associated with advancing our thrombus imaging program and $4.9 million of expenses incurred in December 2000 associated with the reacquisition of the Japanese rights to develop and commercialize MS-325 from Daiichi. These increased costs were partially offset by lower manufacturing costs of material produced in connection with our strategic alliance with Daiichi.

General and Administrative Expenses

         General and administrative expenses for the year ended December 31, 2000 were $4.8 million as compared to $4.4 million for 1999. The $400,000 increase was due to increased costs related to corporate communications and marketing activities. These increased costs were partially offset by lower legal costs related to ongoing patent activities.

Interest Income and Interest Expense

         Interest income for the year ended December 31, 2000 was $1.3 million as compared to $1.2 million for 1999. The $100,000 increase was primarily due to slightly higher average levels of cash, cash equivalents and marketable securities during 2000. Interest expense for the year ended December 31, 2000 was $468,000 as compared to $222,000 in 1999. The increase in interest expense was attributable to a higher average balance in our loan payable to Mallinckrodt in the year ended December 31, 2000.

Comparison of Year Ended December 31, 1999 and Year Ended December 31, 1998

            The following discussions relating to revenue for the year ended December 31, 1999 and revenue for the year ended December 31, 1998 reflect pro forma results as if we had followed SAB 101 from our inception.

Revenues

         Revenues for the year ended December 31, 1999 and 1998 totaled $2.2 million and $2.9 million, respectively. Excluding $1.1 million of revenues in both periods relating to SAB 101, revenues were derived from work performed in connection with product development contracts. The decrease in revenues was due to the timing of cost-sharing reimbursements and from development costs incurred by our partners and us.

Research and Development Expenses

         Research and development expenses for the year ended December 31, 1999 were $14.7 million as compared to $13.3 million for 1998. The increased expenses resulted from higher manufacturing costs of material to be provided to our Japanese partner, Daiichi, and increased personnel and related costs associated with advancing MS-325 through clinical trials.

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

Liquidity and Capital Resources

         Our principal sources of liquidity consist of cash, cash equivalents and marketable securities, which totaled $24.7 million at December 31, 2000, as compared to $14.1 million at December 31, 1999.

         In June 2000, we entered into a strategic collaboration agreement pursuant to which we granted Schering AG an exclusive license to co-develop and market MS-325 worldwide, exclusive of Japan. In December 2000, we amended this strategic collaboration agreement to grant to Schering AG the exclusive rights to develop and market MS-325 in Japan. In connection with this strategic collaboration agreement and in connection with the amendment to the strategic collaboration agreement between us and Mallinckrodt, as further described below, Schering AG paid us an up-front fee of $10.0 million, which we then paid to Mallinckrodt. Schering AG also made a $20.0 million dollar equity investment in us at $17.98 per share of common stock, through its affiliate, Schering Berlin Venture Corporation ("Schering BV"). In return for their investment, we issued 1,112,075 shares of our common stock to Schering BV. We may receive up to an additional $20.0 million in milestone payments under the strategic collaboration agreement. Under the terms of the December 2000 amendment, Schering AG paid us an up-front fee of $3.0 million and may be required to pay us an additional $7.0 million upon our achievement of certain milestones.

         In June 2000, in connection with the exclusive license that we granted to Schering AG, we amended our strategic collaboration with Mallinckrodt to grant Mallinckrodt a non-exclusive, worldwide license to manufacture MS-325 for clinical development and commercial use in accordance with a manufacturing agreement entered into in June 2000 between Mallinckrodt and Schering AG, and to enable us to enter into the strategic collaboration agreement with Schering AG described above. In connection with this amendment, we paid Mallinckrodt an up-front fee of $10.0 million and may be required to pay up to an additional $5.0 million in milestones. We will also pay Mallinckrodt a share of operating margins in the US and a royalty on gross profits outside the US on sales of MS-325.

         In October 1999, we entered into a Non-Negotiable Promissory Note and Security Agreement (the "Loan") with Mallinckrodt, Inc. ("Mallinckrodt"), under which we were eligible to borrow our share of development costs, on a quarterly basis, up to a total of $9.5 million. In June 2000, pursuant to the amended collaboration agreement with Mallinckrodt and the new strategic collaboration with Schering, Schering assumed the development cost sharing obligation for MS-325 from Mallinckrodt as of January 1, 2000. As a result, the terms of the Loan were amended to allow funding under the Loan for our portion of development costs through December 31, 1999. The Loan balance at December 31, 2000 of $3,004,607 represents our share of third and fourth quarter 1999 MS-325 development costs and the balance at December 31, 1999 of $1,583,557 represents our share of third quarter 1999 MS-325 development costs. No additional funding is available to us under the Loan. The Loan bears interest, adjustable on a quarterly basis, at the Prime Rate published in the Wall Street Journal and is repayable in full on October 1, 2002. The Loan is secured by a first priority security interest in all of the Company's intellectual property.

         In March 1996, we entered into a development and license agreement with Daiichi pursuant to which we granted Daiichi an exclusive license to develop and commercialize MS-325 in Japan. Under this arrangement, Daiichi assumed primary responsibility for clinical development, regulatory approval, marketing and distribution of MS-325 in Japan. We retained the right and obligation to manufacture MS-325 for development activities and commercial sale under the agreement. In December 2000 we reacquired the rights to develop and commercialize MS-325 in from Daiichi. Under the terms of this Reacquisition Agreement, we agreed to pay Daiichi a total of $5.2 million. In January 2001, we paid Daiichi $2.8 million in fees and we will pay an additional $2.4 million in the future. Daiichi will also receive a royalty from us on net sales of MS-325 in Japan. Simultaneously with our reacquisition from Daiichi of the MS-325 development and marketing rights in Japan, we assigned these rights to Schering AG as described above.

          During the year ended December 31, 2000, we used approximately $12.8 million of cash for operating activities. We expect that our cash needs for operations will increase significantly in future periods due to planned clinical trials and other expenses associated with the development of MS-325 and new research and development programs.

          In September 2000, we entered into an agreement with Acqua Wellington North American Equities Fund Ltd. ("Acqua Wellington") for an equity financing facility covering the sale of up to $45 million of our common stock over a 28 month period. These shares may be sold at our discretion at a small discount to the market price of our shares at the time of the sale. The total amount of the investment is dependent, in part, on our stock price, with us controlling the amount and timing of the stock sold. During 2000, we received $885,397 and in 2001, we received an additional $6,119,218 in net proceeds from Acqua Wellington under this facility.

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

         Because of anticipated spending to support development of MS-325 and new research programs, we do not expect positive cash flow from operating activities for any future quarterly or annual period prior to commercialization of MS-325. We anticipate continued investments in fixed assets, including equipment and facilities expansion to support new and continuing research and development programs. We have in place a lease agreement that will enable us to utilize our current principal scientific facilities through December 31, 2002, and we have an option to extend the lease for an additional three or five years. We also have a lease for nearby office space, which expires in December 2002.

         We have incurred tax losses to date and therefore have not paid significant federal or state income taxes since inception. At December 31, 2000, we had loss carryforwards of approximately $59.0 million available to offset future taxable income. These amounts expire at various times through 2020. As a result of ownership changes resulting from sales of equity securities, our ability to use the loss carryforwards is subject to limitations as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"). We currently estimate that the annual limitation on our use of net operating losses through May 31, 1996 will be approximately $900,000. Pursuant to Sections 382 and 383 of the Code, the change in ownership resulting from public equity offerings in 1997 and any other future ownership changes may further limit utilization of losses and credits in any one year. We also are eligible for research and development tax credits that can be carried forward to offset federal taxable income. The annual limitation and the timing of attaining profitability may result in the expiration of net operating loss and tax credit carryforwards before utilization.

         We do not believe that inflation has had a material impact on our operations.

         The discussion included in this section as well as elsewhere in this Annual Report on Form 10-K may contain forward-looking statements based on our current expectations. Such statements are subject to risks and uncertainties that could cause actual results to differ from those projected. See "Factors Regarding Forward Looking Statements" attached hereto as Exhibit 99.1 and incorporated by reference into this Form 10-K. Readers are cautioned not to place undue reliance on the forward looking statements which speak only as the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this statement was deferred to fiscal years beginning after June 15, 2000 by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of

Subsequent Events

         The Company received $6,119,218 in net proceeds during 2001, pursuant to its funding arrangement with Acqua Wellington.

SFAS No. 133." We believe the adoption of this new accounting standard will not have a significant effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We invest our cash in a variety of financial instruments, including bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars.

         Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates, however, would not have a material adverse effect on our financial condition. The weighted-average interest rate and weighted-average remaining maturity of marketable securities at December 31, 2000 was 6.3% and approximately 1-1/2 months, respectively. The fair market value of securities held at December 31, 2000 was $24,310,253.

          The interest rate on our note payable to Mallinkrodt is adjustable on a quarterly basis and therefore subjects the Company to interest rate risk. However, based on the outstanding loan balance of $3,004,607 at December 31, 2000, a 100 basis point increase in interest rates would not result in a significant increase in the Company's annual interest expense.

          The interest rates on our capital lease obligations are fixed and therefore not subject to interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements and supplementary data appear at pages F-1 through F-24 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Directors. The information required under this item is incorporated herein by reference to the section entitled "Election of Directors" in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") to be filed with the Commission not later than April 30, 2001.

         (b) Executive Officers. See Item 4A. of Part I above.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required under this item is incorporated herein by reference to the section entitled "Executive Compensation" in the 2001 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required under this item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners And Management" in the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required under this item is incorporated herein by reference to the section entitled "Certain Transactions" in the 2001 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a. Documents filed as part of this Report:

1. Financial Statements:

             Index to Financial Statements:                                     F-1
                      Report of Independent Auditors                            F-2
                      Financial Statements:
                           Balance Sheets                                       F-3
                           Statements of Operations                             F-4
                           Statements Stockholders' Equity                      F-5
                           Statements of Cash Flows                             F-6
                           Notes to Financial Statements                        F-7


2. Financial Statement Schedules

             All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

b. No reports on Form 8-K were filed in the fourth quarter of 2000.


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

10.1 Short Form Lease from Trustees of the Cambridge East Trust to the Company dated July 1, 1992. Filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

10.2 First Amendment Lease From Trustees of the Cambridge Trust to the Company dated October 20, 1993. Filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

10.3 Second Amendment Lease From Trustees of the Cambridge East Trust to the Company dated September 17, 1994. Filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

10.4+ Amended and Restated License Agreement between the Company and The General Hospital Corporation dated July 10, 1995. Filed as Exhibit
          10.14 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

10.5 Third Amendment Lease From Trustees of the Cambridge East Trust to the Company dated May 1, 1996. Filed as Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

10.6 Third Amended and Restated Stockholders' Rights Agreement by and among the Company and certain of its stockholders named therein dated May 29, 1996. Filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

10.7 Form of Warrant to Purchase Shares of Series D Preferred Stock dated May 29, 1996. Filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

10.8 Amendment No. 1 to Third Amended and Restated Stockholders' Rights Agreement dated May 31, 1996. Filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

10.9+ Strategic Collaboration Agreement between the Company and Mallinckrodt Medical, Inc. and Mallinckrodt Group Inc. dated August 30, 1996. Filed as Exhibit 10.26 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

10.10 Amendment No. 2 to Third Amended and Restated Stockholders' Rights Agreement dated December 6, 1996. Filed as Exhibit 10.27 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

10.11# Amended and Restated 1992 Equity Incentive Plan. Filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-30531) and incorporated herein by reference.

10.12# Form of Incentive Stock Option Certificate. Filed as Exhibit 10.29 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

10.13 Form of Nonstatutory Stock Option Certificate. Filed as Exhibit 10.30 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

10.14# 1996 Director Stock Option Plan. Filed as Exhibit 10.31 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

10.15# 1996 Employee Stock Purchase Plan. Filed as Exhibit 10.32 to the Company's Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

10.16 Short Form Lease from Trustees of the Cambridge Trust to the Company with a commencement date of January 1, 1998. Filed as Exhibit 10.39 to the Company's Registration Statement on Form S-1 (File No. 333-38399) and incorporated herein by reference.

10.17 Sublease dated as of October 31, 1997 between the Company and SatCon Technology Corporation. Filed as Exhibit 10.40 to the Company's annual report on Form 10-K for the period ended December 31, 1998 (File No. 000-21863) and incorporated herein by reference.

10.18 First Amendment to Sublease dated as of July 15, 1998 between the Company and SatCon Technology Corporation. Filed as Exhibit 10.41 to the Company's annual report on Form 10-K for the period ended December 31, 1998 (File No. 000-21863) and incorporated herein by reference.

10.19++ Amendment No. 1 dated as of September 10, 1998 to the Strategic Collaboration Agreement between the Company and Mallinckrodt Medical, Inc. and Mallinckrodt Group Inc. dated August 30, 1996. Filed as
          Exhibit 10.42 to the Company's annual report on Form 10-K for the period ended December 31, 1998 (File No. 000-21863) and incorporated herein by reference.

10.20 Promissory Note dated December 21, 1998 between the Company and Finova Technology Finance, Inc. Filed as Exhibit 10.43 to the Company's annual report on Form 10-K for the period ended December 31, 1998 (File No. 000-21863) and incorporated herein by reference.

10.21 First Amendment dated February 8, 1999 to the Short Form Lease dated as of July 7, 1998 with a commencement date as of January 1, 1998 between the Company and the Trustees of The Cambridge East Trust. Filed as Exhibit 10.1 to the Company's quarterly report on

          Form 10-Q for the period ended March 31, 1999 (File No. 000-21863) and incorporated herein by reference.

10.22 Sublease extension election for an additional three years, beginning January 1, 2000 and ending December 31, 2002 pursuant to Article 5 of the First Amendment to Sublease dated as of July 15, 1998 between the Company and SatCon Technology Corporation. Filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the period ended June 30, 1999 (File No. 000-21863) and incorporated herein by reference.

10.23++ Amendment No. 2 dated as of July 9, 1999 to the Strategic Collaboration Agreement between the Company and Mallinckrodt Medical, Inc. and Mallinckrodt Group, Inc. dated August 30, 1996 and amended pursuant to Amendment No. 1 as of September 10, 1998. Filed as
          Exhibit 10.46 to the Company's annual report on Form 10-K for the period ended December 31, 1999 (File No. 000-21863) and incorporated herein by reference.

10.24 Non-Negotiable Promissory Note dated October 8, 1999 between the Company and Mallinckrodt Inc. Filed as Exhibit 10.47 to the Company's annual report on Form 10-K for the period ended December 31, 1999 (File No. 000-21863) and incorporated herein by reference.

10.25 Security Agreement dated October 8, 1999 between the Company and Mallinckrodt Inc. Filed as Exhibit 10.48 to the Company's annual report on Form 10-K for the period ended December 31, 1999 (File No. 000-21863) and incorporated herein by reference.

10.26 Second Amendment dated June 30, 2000 to the Short Form Lease dated as of July 7, 1998 with a commencement date as of January 1, 1998 between the Company and the Trustees of The Cambridge East Trust. Filed as
          Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the period ended June 30, 2000 and incorporated herein by reference.

10.27++ Amended and Restated Strategic Collaboration Agreement dated June 9, 2000, among the Company, Mallinckrodt Inc. (a Delaware corporation) and Mallinckrodt Inc. (a New York corporation). Filed as Exhibit 10.1 to the Company's current report on Form 8-K dated June 29, 2000 (File No. 000-21863) and incorporated herein by reference.

10.28++ Strategic Collaboration Agreement dated as of June 9, 2000, between the Company and Schering Aktiengesellschaft. Filed as Exhibit 10.2 to the Company's current report on Form 8-K dated June 29, 2000 (File No. 000-21863) and incorporated herein by reference.

10.29 Stock Purchase Agreement, dated as of June 9, 2000, between the Company and Schering Berlin Venture Corporation. Filed as Exhibit
          10.3 to the Company's current report on Form 8-K dated June 29, 2000 (File No. 000-21863) and incorporated herein by reference.

10.30 Standstill Agreement, dated as of June 9, 2000, between the Company and Schering Berlin Venture Corporation. Filed as Exhibit 10.4 to the Company's current report on Form 8-K dated June 29, 2000 (File No. 000-21863) and incorporated herein by reference.

10.31 Common Stock Purchase Agreement dated as of September 18, 2000 by and between the Company and Acqua Wellington North American Equities Fund, Ltd. Filed as Exhibit 10.1 to the Company's current report on Form 8-K dated September 18, 2000 (File No. 000-21863) and incorporated herein by reference.

10.32++ Reacquisition Agreement dated December 22, 2000 between the Company and Daiichi Radioisotope Laboratories, Ltd. Filed herewith.

10.33     Amendment No. 1 dated as of December 22, 2000 to the
          Strategic Collaboration agreement, dated as of June 9, 2000, between the Company and Schering Aktiengesellschaft. Filed herewith.

23.1      Consent of Ernst & Young LLP. Filed herewith.

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

                                                  EPIX MEDICAL, INC.

Date: April 2, 2001                               By: /s/ Michael D. Webb
                                                  -----------------------

                                                        Michael D. Webb
                                                        Chief Executive Officer

We the undersigned officer and directors of EPIX Medical, Inc., hereby severally constitute Michael D. Webb, Pamela E. Carey, and William T. Whelan, and each of them singly, our true and lawful attorneys, with full power to them and each of them to sign for use, in our names and in the capacity indicated below, any and all amendments to this annual report on this Form 10-K for the fiscal year ended December 31, 2000, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact may cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                                Title                                             Date
/s/ Michael D. Webb                      Chief Executive Officer and Director              April 2, 2001
- -------------------                      (Principal Executive Officer)
Michael D. Webb


/s/ Pamela E. Carey                      Chief Financial Officer                           April 2, 2001
- -------------------
Pamela E. Carey


/s/ Christopher F. O. Gabrieli            Chairman of the Board and Director                April 2, 2001
- ------------------------------
Christopher F. O. Gabrieli


/s/ Stanley T. Crooke, M.D., Ph.D.       Director                                          April 2, 2001
- ----------------------------------
Stanley T. Crooke, M.D., Ph.D.


/s/ Luke B. Evnin, Ph.D.                 Director                                          April 2, 2001
- ------------------------
Luke B. Evnin, Ph.D.


/s/ Randall B. Lauffer, Ph.D.            Director                                          April 2, 2001
- -----------------------------
Randall B. Lauffer, Ph.D.


                               EPIX MEDICAL, INC.

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Auditors                                             F-2
Financial Statements
Balance Sheets                                                             F-3
Statements of Operations                                                   F-4
Statements of Stockholders' Equity                                         F-5
Statements of Cash Flows                                                   F-6
Notes to Financial Statements                                              F-7

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
EPIX Medical, Inc.

We have audited the accompanying balance sheets of EPIX Medical, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EPIX Medical, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, in 2000 the Company changed its method of accounting for revenue recognition.

                                                           /s/ Ernst & Young LLP

Boston, Massachusetts
February 9, 2001

                                                   EPIX MEDICAL, INC.

                                                     BALANCE SHEETS

                                                                          December 31,          December 31,
                                                                              2000                  1999
                                                                              ----                  ----
       Assets
       Current assets:
       Cash and cash equivalents                                           $   402,621           $   430,124
       Available-for-sale marketable securities                             24,310,253            13,709,980
       Due from strategic partner                                            3,000,000               519,757
       Prepaid expenses and other current assets                               371,318               695,172
                                                                          -------------         -------------
       Total current assets                                                 28,084,192            15,355,033

       Property and equipment, net                                           1,461,443             2,058,282
       Notes receivable from officer                                                 -               356,159
       Other assets                                                            134,952               116,109
                                                                          -------------         -------------
       Total assets                                                        $29,680,587           $17,885,583
                                                                          =============         =============
       Liabilities and Stockholders' Equity
       Current liabilities:
       Accounts payable                                                    $ 1,800,046           $ 1,773,212
       Accrued expenses                                                      3,677,833             1,980,624
       Contract advances                                                     2,462,340               308,955
       Accrued reacquisition costs                                           2,800,000                     -
       Current portion of capital lease obligations                            259,308               379,911
       Current portion of note payable                                         373,783               397,864
       Deferred revenue                                                      1,690,909                     -
                                                                          -------------         -------------
       Total current liabilities                                            13,064,219             4,840,566

       Capital lease obligations, less current portion                          64,440               323,748
       Note payable, less current portion                                            -               373,783
       Accrued reacquisition costs, less current
         portion                                                             2,400,000                     -
       Loan payable to strategic partner                                     3,004,607             1,583,557
       Deferred revenue                                                      4,581,818                     -

       Commitments and contingencies

       Stockholders' equity:
       Common stock, $.01 par value, 40,000,000 and 15,000,000 shares authorized at December 31, 2000 and 1999, respectively;
         13,203,991 and 11,680,315 shares issued and outstanding at
         December 31, 2000 and 1999, respectively                              132,040               116,803
       Additional paid-in capital                                           79,144,912            56,520,680
       Loans to stock option holders                                                  -             (387,430)
       Accumulated deficit                                                 (72,718,720)          (45,398,477)
       Other comprehensive income (loss)                                          7,271              (87,647)
                                                                          -------------         -------------
       Total stockholders' equity                                            6,565,503            10,763,929
                                                                          -------------         -------------
       Total liabilities and stockholders' equity                         $ 29,680,587          $ 17,885,583
                                                                          =============         =============



       See accompanying notes.

                                                  EPIX MEDICAL, INC.
                                              STATEMENTS OF OPERATIONS


                                                                       Year ended December 31,
                                                      -----------------------------------------------------------
                                                            2000                1999                  1998
                                                      -----------------    ----------------     -----------------
     Revenues                                             $  6,923,750         $ 1,144,056           $ 1,780,985

     Operating expenses:
          Research and development                          25,833,243          14,667,370            13,349,337
          General and administrative                         4,835,160           4,411,194             4,256,557
                                                      -----------------    ----------------     -----------------

     Total operating expenses                               30,668,403          19,078,564            17,605,894
                                                      -----------------    ----------------     -----------------

     Operating loss                                        (23,744,653)        (17,934,508)          (15,824,909)

     Interest income                                         1,256,323           1,173,136             1,887,812
     Interest expense                                         (468,277)           (221,781)              (61,132)
                                                      -----------------    ----------------     -----------------

     Loss before cumulative effect
        of change in accounting principle                 $(22,956,607)       $(16,983,153)         $(13,998,229)


     Cumulative effect of change in accounting
        principle                                          (4,363,636)                  -                     -
                                                      -----------------    ----------------     -----------------
     Net loss                                            $(27,320,243)       $(16,983,153)         $(13,998,229)
                                                      =================    ================     =================

     Weighted average shares:
          Basic and diluted                                 12,444,622          11,555,964            11,354,200
                                                      =================    ================     =================

     Net loss per share, basic and diluted:

          Loss before cumulative effect of
           change in accounting principle                      $(1.85)             $(1.47)               $(1.23)

          Cumulative effect of change in
           accounting principle                                  (.35)                 --                    --
                                                      -----------------    ----------------     -----------------
          Net loss                                             $(2.20)             $(1.47)               $(1.23)
                                                      =================    ================     =================

     Pro forma amounts assuming the accounting change is applied retroactively:

     Net loss                                            $(22,956,607)       $(15,892,244)         $(12,907,320)
                                                      =================    ================     =================
     Net loss per share, basic and diluted                     $(1.85)             $(1.38)               $(1.14)
                                                      =================    ================     =================



     See accompanying notes.

                                                     EPIX MEDICAL, INC.
                                            STATEMENTS OF STOCKHOLDERS' EQUITY


                                                              Loans                    Accumulated
                           Common     Common    Additional    Stock                      Other           Total
                           Stock      Stock      Paid in     Options     Accumulated  Comprehensive  Stockholders'
                           Shares     Amount     Capital      Holder       Deficit    Income/(Loss)     Equity
                         -------------------------------------------------------------------------------------------
Balance at
December 31, 1997        11,218,264   $112,183 $55,351,091     $  -    $(14,417,095)     $  -           $41,046,179
Issuance of common
  stock upon exercise
  of options                221,793      2,218     249,922                                                  252,140
Issuance of common
  stock under employee
  stock purchase plan        18,344        183     151,992                                                  152,175
Issuance of
  compensatory stock
  option loan                                                (123,119)                                     (123,119)
Compensatory stock
  option expense                                    86,406                                                   86,406
Net Loss                                                                (13,998,229)                    (13,998,229)
Available-for-sale
  marketable securities                                                                    87,453            87,453
  unrealized loss                                                                                       ------------
Comprehensive loss                                                                                      (13,910,776)
                         -------------------------------------------------------------------------------------------
Balance at
December 31, 1998        11,458,401    114,584  55,839,411   (123,119)  (28,415,324)       87,453        27,503,005
Issuance of common
  stock upon exercise
  of options                142,037      1,420     119,388                                                  120,808
Issuance of common
  stock under employee
  stock purchase plan        24,323        243     116,659                                                  116,902
Issuance of
  compensatory stock
  option plan                55,554        556     249,438                                                  249,994
Issuance of
  compensatory
  stock option loan                                          (249,994)                                     (249,994)
Compensatory stock
  option expense                                    98,956                                                   98,956
 Disqualifying
   disposition of
   compensatory stock
   option                                           96,828                                                   96,828
 Interest income on
   compensatory stock                                         (14,317)                                      (14,317)
   options loans
  Net loss                                                              (16,983,153)                    (16,983,153)
Available-for-sale
  marketable securities
  unrealized loss                                                                       (175,100)          (175,100)
                                                                                                        ------------
Comprehensive loss                                                                                      (17,158,253)
                         -------------------------------------------------------------------------------------------
Balance at
December 31, 1999        11,680,315    116,803  56,520,680  (387,430)   (45,398,477)     (87,647)        10,763,929
Issuance of common
  stock upon exercise
  of options                332,803      3,328   1,615,179                                                1,618,507
Issuance of common
  stock under employee
  stock purchase plan        14,708        147     120,018                                                  120,165
Issuance of common
  stock                   1,176,165     11,762  20,873,635                                               20,885,397
Compensatory stock
  option loan
  expense                                           15,400                                                   15,400
Repayment of stock
  option loans                                                387,430                                       387,430
Net loss                                                                (27,320,243)                    (27,320,243)
Available-for-sale
  marketable securities
  unrealized gain                                                                         94,918             94,918
                                                                                                        -----------
Comprehensive loss                                                                                      (27,255,325)
                         -------------------------------------------------------------------------------------------
Balance at
December 31, 2000        13,203,991   $132,040 $79,144,912      $   -  $(72,718,720)     $  7,271       $ 6,565,503
                         ===========================================================================================


See accompanying notes.

                                                       EPIX MEDICAL, INC.
                                                   STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31,
                                                             ---------------------------------------------------------
                                                                  2000                 1999                 1998
                                                             ----------------     ----------------     ---------------
      Operating activities:
      Net loss                                                  $(27,320,243)        $(16,983,153)       $(13,998,229)
      Adjustments to reconcile net loss to cash
       used in operating activities:
      Cumulative effect of change in accounting
       principle                                                   4,363,636                    -                   -
      Depreciation and amortization                                  938,839              996,461             778,221
      Stock compensation expense                                      15,400              195,784              86,406
      Loss on sale of fixed assets                                         -               18,071                   -
      Changes in operating assets and liabilities:
          Due from strategic partner                                  519,757             (519,757)                  -
          Prepaid expenses and other current assets                   323,854             (177,471)           (206,791)
          Notes receivable from officer                               356,159              (20,271)            (20,272)
          Other assets                                                (18,843)             (28,957)             (5,186)
          Accounts payable                                             26,834              993,534              28,781
          Accrued expenses                                          1,697,209               79,165             316,221
          Accrued reacquisition costs                               5,200,000                    -                   -
          Contract advances                                         2,153,385             (302,083)           (183,308)
          Deferred revenue                                         (1,090,909)                   -                   -
          Receipt of cash from Schering AG for marketing
           rights                                                  10,000,000                    -                   -
          Disbursement of cash to Mallinckrodt for
           marketing rights                                       (10,000,000)                   -                   -
                                                             ----------------     ----------------     ---------------
      Net cash used in operating activities                       (12,834,922)         (15,748,677)        (13,204,157)

      Investing activities
      Purchases of fixed assets                                      (342,000)            (101,778)         (1,568,473)
      Proceeds from sale of fixed assets                                    -               45,000                   -
      Purchases of marketable securities                         (522,346,251)        (164,384,194)       (410,500,904)
      Sale or redemption of marketable securities                 511,840,896          179,230,860         423,213,550
                                                             ----------------     ----------------     ---------------
      Net cash (used in) provided by
       investing activities                                      (10,847,355)           14,789,888          11,144,173

      Financing activities:
      Repayment of capital lease obligations                        (379,911)            (438,483)           (428,068)
      Issuance of note payable                                             -                    -           1,120,656
      Proceeds from loan payable from strategic partner            1,421,050            1,583,557                   -
      Repayment of note payable                                     (397,864)            (349,009)                  -
      Proceeds from repayment of stock option loan and               387,430                    -                   -
        related interest
      Proceeds from Employee Stock Purchase Plan                     120,165              116,902             152,175
      Proceeds from stock options and warrants                     1,618,507              106,492             129,018
      Proceeds from sale of Common Stock                          20,885,397                    -                   -
                                                             ----------------     ----------------     ---------------
      Net cash provided by financing activities                   23,654,774            1,019,459             973,781

      Net increase (decrease) in cash and cash equivalents           (27,503)              60,670          (1,086,203)
      Cash and cash equivalents at beginning of period               430,124              369,454           1,455,657
                                                             ----------------     ----------------     ---------------

      Cash and cash equivalents at end of period                    $402,621             $430,124            $369,454
                                                             ================     ================     ===============


      Supplemental disclosure of noncash investing and financing activities:

      Capital lease obligations incurred in connection
      with acquisition of fixed assets                                     -             $154,759            $816,740
                                                             ================     ================     ===============

      Issuance of stock option loan for exercise of
      stock options and related interest                                   -             $264,311            $123,119
                                                             ================     ================     ===============

      Supplemental cash flow information:
      Cash paid for interest                                        $468,279             $221,781             $61,131
                                                             ================     ================     ===============



      See accompanying notes.

                               EPIX MEDICAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

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

         In June 1999, the Company initiated a Phase III clinical trial to determine the efficacy of MS-325-enhanced MRA for the detection of Aortoiliac Occlusive Disease ("AIOD"), a sub-category of PVD. The Company completed a Phase II clinical trial in June 1998 to test the safety and preliminary efficacy of MS-325-enhanced MR angiography ("MRA") for the evaluation of PVD and is currently conducting a Phase II feasibility trial to test the safety and feasibility of MS-325-enhanced MRA for the evaluation of CAD. In March 2000, the Company completed enrollment in an additional Phase II clinical trial to test the safety and feasibility of MS-325 for detecting breast cancer.

         Significant Revenues

         For the year ended December 31, 2000, one source represented 84% of revenues and another represented 16% of revenues. For the year ended December 31, 1999, one source represented 100% of revenues. For the year ended December 31, 1998, one source represented 80% of revenues and one source represented 20% of revenues. The 1999 and 1998 revenue percentages do not reflect the effect of SAB 101.

2.  Significant Accounting Policies

         Cash Equivalents

         The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of money market accounts.

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

                               EPIX MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2000

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

         Fair Value of Financial Instruments

         At December 31, 2000 and 1999, the Company's financial instruments consist of cash and cash equivalents, available-for-sale marketable securities, notes receivable from an officer, capital lease obligations, and notes payable.

         The fair value of cash equivalents approximate cost due to their short-term maturities. The fair value of the available-for-sale marketable securities, notes receivable, note payable, loan payable and capital lease obligations are discussed in Notes 3, 6, 7, and 8, respectively.

         Concentrations of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and available-for-sale marketable securities. In accordance with the Company's investment policy, marketable securities are restricted to United States government issues and high-grade corporate bonds.

         Revenue Recognition

         In the fourth quarter of 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements" retroactively to January 1, 2000, changing its method of recognizing revenue. The Company recorded a cumulative effect of change in accounting principle, in accordance with the adoption of SAB 101, in the amount of $4.4 million, which related to up-front and milestone fees paid in 1996 and 1997 by Mallinckrodt, the Company's previous marketing partner for MS-325. Prior to the adoption of SAB 101, the Company recognized revenues from non-refundable license fees upon execution of the underlying license agreement. Revenues from milestone payments under collaborative agreements were recorded as revenue based upon the provisions of each agreement. Under the new accounting method, after the adoption of SAB 101, the Company recognizes revenues from non-refundable license fees and milestone payments not specifically tied to a separate earning process ratably over the period during which the Company has a substantial continuing obligation to perform services under the contract. Included in 2000 revenues is $1.1 million of revenue that was recognized in prior years relating to the adoption of SAB
101. The remaining $3.3 million of revenue to be recognized in future years that is included in the cumulative effect of change in accounting principle will be recognized ratably over the future period during which the Company has a substantial continuing obligation to perform services under the contract. Payments received from the Company's strategic partner for development cost sharing obligations are recorded as revenue when the underlying costs are incurred. Non-refundable payments received for which revenue has not been earned are recorded as deferred revenue. Contract advances represent refundable amounts received in advance of services rendered.

         The pro forma amounts presented in the statements of operations were calculated assuming the accounting change was made retroactively to prior periods. $1.1 million is included, each year, in revenue for 2000, 1999 and 1998.

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

                               EPIX MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2000

2.  Significant Accounting Policies (Continued)

         Research and Development

         Research and development costs, including those associated with technology, licenses and patents, are expensed as incurred.

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

         Earnings (Loss) Per Share

         The Company computes net income (loss) per share in accordance with the provisions of SFAS No. 128, "Earnings per Share." Basic net income (loss) per share is based upon the weighted-average number of common shares outstanding. Diluted net income (loss) per share, includes the effect of dilutive common equivalent shares from stock options and warrants using the treasury stock method. Basic and diluted loss per share are the same for all periods presented, due to the Company's operating losses.

         Comprehensive Income (Loss)

         The Company reports and presents comprehensive income and its components in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) is reflected in the statements of stockholders' equity and relates to unrealized gains and losses in marketable securities.

         Recent Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this statement was deferred to fiscal years beginning after June 15, 2000 by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS No. 133." The Company believes the adoption of this new accounting standard will not have a significant effect on its financial statements.

                               EPIX MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2000

3. Available-for-sale Marketable Securities

         The estimated fair value of marketable securities is determined based on broker quotes or quoted market prices or rates for the same or similar instruments. The estimated fair value and carrying amount of marketable securities are as follows:


                                                                      Fair Value                              Cost
                                                           ---------------------------------    ---------------------------------
                                                                     December 31,                         December 31,
                                                           ---------------------------------    ---------------------------------
                                                               2000               1999              2000               1999
                                                           --------------    ---------------    --------------     --------------
Federal agency obligations...........................       $ 2,034,306        $ 4,791,456       $ 2,036,594        $ 4,829,189
U.S. Treasury obligations............................         2,732,721          2,955,288         2,735,881          2,984,960
Bank obligations......................................       18,525,188                  -        18,518,689                  -
Corporate obligations................................         1,018,038          5,963,236         1,011,818          5,983,478
                                                           --------------    ---------------    --------------     --------------
                                                            $24,310,253        $13,709,980       $24,302,982        $13,797,627
                                                           ==============    ===============    ==============     ==============


         Maturities of marketable securities classified as available-for-sale by contractual maturity are shown below:

                                                                                           December 31,
                                                                            ----------------------------------------
                                                                                   2000                    1999
                                                                            --------------------      ----------------
Due within one year.....................................................          $24,310,253           $ 5,727,824
Due after one year through two years....................................                    -             7,982,156
                                                                            --------------------      ----------------
                                                                                  $24,310,253           $13,709,980
                                                                            ====================      ================

                               EPIX MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2000

4.       Property and Equipment

     Property and equipment consist of the following:

                                                                                            December 31,
                                                                                 ------------------------------------
                                                                                       2000                1999
                                                                                 -----------------     --------------
        Laboratory equipment............................................           $ 1,995,258          $ 1,766,075
        Leasehold improvements..........................................             2,120,601            2,045,702
        Furniture, fixtures and other equipment.........................               694,913              656,995
                                                                                 -----------------     --------------
                                                                                     4,810,772            4,468,772
        Less accumulated depreciation and amortization..................            (3,349,329)          (2,410,490)
                                                                                 -----------------     --------------
                                                                                   $ 1,461,443          $ 2,058,282
                                                                                 =================     ==============

     Depreciation and amortization expense was $938,839, $996,461 and $778,221 in 2000, 1999 and 1998, respectively.


5.  Accrued Expenses

         Accrued expenses consist of the following:

                                                                                            December 31,
                                                                                -------------------------------------
                                                                                      2000                 1999
                                                                                ------------------    ---------------
              Accrued development expenses                                           $2,152,101         $  635,890
              Accrued legal expense                                                     110,000            181,337
              Accrued compensation                                                      815,514            595,437
              Other accrued expenses                                                    600,218            567,960
                                                                                ------------------    ---------------
                                                                                     $3,677,833         $1,980,624
                                                                                ==================    ===============


6.       Note Payable

     In December 1998, the Company borrowed $1,120,656 in the form of a 34-month note payable that bears annual interest at 13.17%. The proceeds from this note payable were used to finance certain leasehold improvements at both of the Company's facilities. The loan balance at December 31, 2000 of $373,782 is due in December 2001.

                               EPIX MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2000

7.       Loan Payable to Strategic Partner

     In October 1999, the Company entered into a Non-Negotiable Promissory Note and Security Agreement (the "Loan") with Mallinckrodt, a strategic partner, under which the Company was eligible to borrow its share of development costs, on a quarterly basis, up to a total of $9.5 million. In June 2000, pursuant to the amended collaboration agreement with Mallinckrodt and the new strategic collaboration with Schering, Schering assumed the development cost sharing obligation for MS-325 from Mallinckrodt as of January 1, 2000. As a result, the terms of the Loan were amended to allow funding under the Loan for the Company's portion of development costs through December 31, 1999. The Loan balance at December 31, 2000 of $3,004,607 represents EPIX's share of third and fourth quarter 1999 MS-325 development costs. No additional funding is available to the Company under the Loan. The Loan bears interest, adjustable on a quarterly basis, at the Prime Rate published in the Wall Street Journal and is repayable in full on October 1, 2002. The Loan is secured by a first priority security interest in all of the Company's intellectual property.

8.       Leases

       Assets under capital leases, the majority of which are laboratory equipment, totaled $1,375,691 at December 31, 2000 and 1999. During the years ended December 31, 2000, 1999, and 1998, the Company incurred amortization expense relating to assets under capital leases of $371,300, $427,740 and $433,548, respectively. Accumulated amortization relating to assets under capital leases was $1,081,320 and $710,020 at December 31, 2000 and 1999, respectively.

         In addition, the Company leases office space under operating lease arrangements. The leases for the two principal facilities expire in December 2002.

         Future minimum commitments under leases with non-cancelable terms of one or more years are as follows at December 31, 2000:

                                                                      Capital               Operating
                                                                       Leases                Leases
                                                                  -----------------       --------------
                2001                                                     $ 275,763           $1,281,595
                2002                                                        66,166            1,265,417
                2003                                                             -              386,897
                2004                                                             -               31,719
                                                                  -----------------       --------------
                Total minimum lease payments                               341,929           $2,965,628
                                                                                          ==============
                Less amounts representing interest                          18,181
                                                                  -----------------
                Present value minimum lease payments                       323,748
                Less amounts due within one year                          (259,308)
                                                                  -----------------
                                                                         $  64,440
                                                                  =================

         Rent expense amounted to $614,268, $598,694 and $546,866 for 2000,
1999, and 1998, respectively.

                               EPIX MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2000

9.       Stockholders' Equity

Common Stock

         In May 2000, the Company's shareholders approved an increase to the Company's authorized shares from 15,000,000 to 40,000,000.

         In June 2000, the Company issued 1,112,075 shares of common stock to Schering BV, pursuant to a stock purchase agreement, at a price of $17.98 per share, which was based on an average market price over a period of time as specified in the agreement. This investment in the Company by Schering BV was made in conjunction with the Strategic Collaboration Agreement entered into between the Company and Schering AG in June 2000.

         In September 2000, the Company entered into an equity financing facility with Acqua Wellington North American Equities Fund Ltd. ("Acqua Wellington") covering the sale of up to $45 million of the Company's common stock, over a twenty eight month period. The shares may be sold, at the Company's discretion, at a small discount to the market price at the time of sale. The total amount of the investment is dependent, in part, on the Company's stock price, with the Company controlling the amount and timing of stock sold. During 2000, the Company sold 64,090 shares under this facility providing net proceeds of $885,397, and in 2001, the Company sold an additional 599,284 shares providing additional net proceeds of $6,119,218.

Warrants

         In connection with the issuance of certain notes payable and the sale of Series D preferred stock in 1996, the Company issued warrants to purchase 40,000 shares of Series D preferred stock. Effective with the initial public offering and the conversion of Series D preferred stock into Common Stock, the holders of the warrants became entitled to exercise the warrants for an aggregate of 26,665 shares of common stock at a cost equal to $4.50 per common share. These warrants, which expire in May 2006, remain outstanding as of December 31, 2000.

Equity Plans

         Equity Incentive Plan

         The Company has in place the 1992 Equity Incentive Plan (the "Equity Plan"), which provides stock awards to purchase shares of Common Stock to be granted to employees and consultants under incentive and non-statutory stock option agreements. In May 2000, September 1999, June 1999 and May 1998, the Company amended the Equity Plan to, among other things, increase the number of shares reserved for issuance pursuant to future grants. The Equity Plan provides for the grant of stock options (incentive and non-statutory), stock appreciation rights, performance shares, restricted stock or stock units for the purchase of an aggregate of 4,599,901 shares of Common Stock, subject to adjustment for stock-splits and similar capital changes. Awards under the Equity Plan can be granted to officers, employees and other individuals as determined by a committee of the Board of Directors, which administers the Equity Plan. The Compensation Committee selects the participants and establishes the terms and conditions of each option or other equity right granted under the Equity Plan, including the exercise price, the number of shares subject to options or other equity rights and the time at which such options become exercisable. As of December 31, 2000, 3,575,746 shares of Common Stock are reserved for issuance under the Equity Plan.

                               EPIX MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2000


9.       Stockholders' Equity (Continued)

         Stock option information relating to the Equity Incentive Plan is as follows:

                                                                                                              Options Exercisable
                                                                                                           ------------------------
                                                                          Weighted                                        Weighted
                                                     Option Price         Average           Available                      Average
                                   Options             Range Per          Exercise             For                         Exercise
                                 Outstanding             Share              Price             Grant          Number         Price
- ----------------------------- -------------------  ------------------    ------------     -------------    ----------    ----------
December 31, 1997.............    1,666,714           $0.42 - $13.50        $4.33            161,219         562,704         $2.04
Granted.......................      328,344           $5.38 - $13.88        $9.68
Exercised.....................     (221,793)          $0.42 - $8.75         $1.14
Canceled......................      (35,673)          $0.45 - $13.88        $9.87
                                  ---------
December 31, 1998.............    1,737,592           $0.42 -  $13.88       $5.64            118,548         559,631         $3.04
Granted.......................      881,322           $4.50 - $11.125       $5.84
Exercised.....................     (197,591)          $0.42 -  $9.94        $1.88
Canceled......................      (41,361)          $4.50 - $13.88        $8.81
                                  ---------

December 31, 1999.............    2,379,962           $0.42 - $13.88        $5.97             78,587         703,485         $4.28
Granted.......................      615,915           $6.75 - $22.50        $12.75
Exercised.....................     (332,803)          $0.42 - $13.88        $4.86
Canceled......................     (278,411)          $0.83 - $22.25        $7.55
                                  ---------
December 31, 2000.............    2,384,663           $0.42 - $22.50        $7.69          1,191,083         786,682         $5.25
                                  =========


        1996 Directors Stock Option Plan

         In December 1996, the Board of Directors and stockholders of the Company adopted the Company's 1996 Director Stock Option Plan (the "Director Plan"). In May 1998, the Company amended the Director Plan to increase the number of shares for issuance pursuant to grants and to increase the number of shares granted upon election or reelection. All of the directors who are not employees of the Company (the "Eligible Directors") are currently eligible to participate in the Director Plan. At December 31, 2000, there are 100,000 shares of Common Stock reserved for issuance under the Director Plan. As of December 31, 2000, upon the election or reelection of an Eligible Director, such director is automatically granted an option to purchase 15,000 shares of Common Stock (the "Option"). Each Option becomes exercisable with respect to 5,000 shares on each anniversary date of grant for a period of three years, provided that the option holder is still a director of the Company at the opening of business on such date. Effective January 1, 2001, the numbers of shares underlying the option granted to Eligible Directors upon election or reelection was increased from 15,000 to 25,000 shares. The Options have a term of ten years. The exercise price for the Options is equal to fair value at the date of grant. The exercise price may be paid in cash or shares of Common Stock or combination of both.

                               EPIX MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2000



9.       Stockholders' Equity (Continued)

Stock option information relating to the Director Plan is as follows:



                                                                                             Options Exercisable
                                                                                         --------------------------
                                        Option Price        Weighted                                   Weighted
                          Options         Range Per          Average       Available                   Average
                        Outstanding        Share         Exercise Price    for Grant     Number     Exercise Price
                        -----------        -----         --------------    ---------    --------    --------------
   December 31, 1997       6,666            $8.50              $8.50        60,000
   Granted                38,334       $8.50 - $13.25         $12.40
                       ----------
   December 31, 1998      45,000       $8.50 - $13.25        $11.80         55,000       15,000          $12.83
   Granted                15,000            $7.00             $7.00
                       ----------

   December 31, 1999      60,000      $7.00 -  $13.25       $10.60         40,000       28,666           $12.42
   Granted                15,000          $17.75            $17.75
                       ----------
   December 31, 2000      75,000      $7.00 -  $17.75       $12.03         25,000       42,333           $11.53
                       ==========


Combined Option Information

         The following table summarizes information about options outstanding at December 31, 2000:


                             Options Outstanding                                            Exercisable
- -------------------------------------------------------------------------------     -----------------------------
                                               Weighted
                             Options            Average                                Options         Weighted
                          Outstanding at       Remaining           Weighted          Exercisable        Average
 Range of Exercise         December 31,       Contractual          Average           at December       Exercise
       Prices                  2000               Life           Exercise Price        31, 2000          Price
- ---------------------     --------------    ----------------    ---------------     --------------    -----------
   $0.42 - $5.12              816,651            6.92               $3.70              415,540          $2.43
   $5.25 - $8.75              767,617            7.09               $6.98              286,669          $7.39
   $9.00 - $12.00             573,136            8.67               $11.10              81,115          $10.75
  $12.13 - $21.63             299,759            8.86               $14.80              45,691          $13.61
       $22.50                   2,500            9.45               $22.50                _               _
                         --------------                                            --------------
   $0.42 - $22.50           2,459,663            7.62               $7.82              829,015          $5.57
                         ==============                                            ==============

                               EPIX MEDICAL, INC.

9.       Stockholders' Equity (Continued)

1996 Employee Stock Purchase Plan

         The Company sponsored the 1996 Employee Stock Purchase Plan (the "Purchase Plan") under which employees may purchase shares of Common Stock at a discount from fair market value at specified dates. Employees first purchased shares under the Purchase Plan in 1998. There are 66,666 shares of Common Stock reserved for issuance under the Purchase Plan. Employees purchased 14,708 shares in 2000 at an average price of $8.17 and 24,323 shares in 1999 for an average price of $4.81. At December 31, 2000, 9,291 common shares remained available for issuance under the Purchase Plan. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the code. Rights to purchase Common Stock under the Purchase Plan are granted at the discretion of the Compensation Committee, which determines the frequency and duration of individual offerings under the Purchase Plan and the dates when stock may be purchased. Eligible employees participate voluntarily and may withdraw from any offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of Common Stock in an offering is 85% of the lesser of its fair market value at the beginning of the offering period or on the applicable exercise date and are paid through payroll deductions. The Purchase Plan terminates in December 2006.

         FAS 123 Pro Forma Information

         The pro forma information required by FAS 123 is presented below and has been determined as if the Company accounted for its stock-based awards under the fair value method per FAS 123. The fair value of the Company's stock-based awards to employees was estimated using the Black-Scholes option-pricing model and assuming no expected dividends and the following weighted average assumptions:


                                                             Options                                        ESPP
                                            -------------------------------------------     --------------------------------------
                                                                           Year Ended December 31,
                                            --------------------------------------------------------------------------------------
                                              2000           1999             1998            2000          1999         1998
                                              ----           ----             ----            ----          ----         ----
         Weighted-average life (Years)        4.90           4.96             4.75             .50          0.50         0.50
         Weighted-average contractual
           life (Years)                       7.62           7.92             7.83               -             -            -
         Expected stock price volatility      1.14           0.81             0.74            1.14          0.81         0.74
         Risk-free interest rate              6.20%          5.50%            6.00%           6.20%         5.50%        6.00%


         The following is a summary of weighted average grant date values generated by the application of the Black-Scholes model:


                                      Weighted Average Grant Date Fair Value
                                 ------------------------------------------------
                                             Year Ended December 31,
                                 ------------------------------------------------
                                    2000              1999             1998
                                    ----              ----             ----
         Stock option plans        $10.18            $3.70             $5.73
         ESPP                       $5.64            $2.80             $4.06


                               EPIX MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2000

9.       Stockholders' Equity (Continued)

 As required under FAS 123, the following pro forma net loss and loss per share presentation reflects the amortization of the option grant fair value. For purposes of this disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:


                                                                     Year Ended December 31,
                                                   ------------------------------------------------------------
                                                         2000                 1999                  1998
                                                   -----------------    -----------------     -----------------
          Pro forma net loss                          $(29,696,369)        $(18,386,545)         $(15,160,591)
          Pro forma basic and diluted
            loss per share                                  $(2.39)              $(1.59)               $(1.34)


                               EPIX MEDICAL, INC.

10.      Income Taxes

 The Company has reported losses since inception and, due to the degree of uncertainty related to the ultimate use of the loss carryforwards, fully reserved this tax benefit. The Company has the following deferred tax assets as of December 31, 2000 and 1999:

                                                                   December 31,
                                                        -----------------------------------
                                                             2000                1999
                                                        ---------------     ---------------
Deferred tax assets:
Net operating loss carryforwards                         $ 23,760,000          $17,045,000
Research and development tax credits                        2,953,000            2,260,000
Book over tax depreciation and amortization                 1,299,000              941,000
Deferred revenue                                            2,073,000                   --
Other                                                       1,045,000              154,000
                                                        ---------------     ---------------

Total deferred tax assets                                  31,130,000           20,400,000
Valuation allowances                                      (31,130,000)         (20,400,000)
                                                        ---------------     ---------------

Deferred income taxes, net                               $         --         $         --
                                                        ===============     ===============


         As of December 31, 2000, the Company has net operating loss carryforwards for income tax purposes of approximately $59.0 million, which expire through the year 2020 and 2005, for Federal and State purposes, respectively. The valuation allowance increased by $10,730,000 during the twelve months ended December 31, 2000. The tax net operating loss carryforwards differ from the accumulated deficit principally due to temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes.

         As a result of ownership changes resulting from sales of equity securities, the Company's ability to use the loss carryforwards is subject to limitations as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company currently estimates that the annual limitation on its use of net operating losses through May 31, 1996 will be approximately $900,000. Pursuant to Sections 382 and 383 of the Code, the change in ownership resulting from public equity offerings in 1997 and any other future ownership changes may further limit utilization of losses and credits in any one year. The Company is also eligible for research and development tax credits, which can be carried forward to offset federal taxable income. The annual limitation and the timing of attaining profitability may result in the expiration of net operating loss and tax credit carryforwards before utilization.

     The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

                                           Years ended December 31,                        Years ended December 31,
                                      ------------------------------------           --------------------------------------
                                           2000                 1999                      2000                 1999
                                      ---------------      ---------------           ---------------      ---------------
Tax at U.S. statutory rate              ($7,805,000)          ($5,774,000)              (34.00%)               (34.00%)
State taxes, net of federal benefit      (1,377,000)           (1,020,000)               (6.00%)                (6.00%)
Non-deductible items                         53,000                55,000                 0.23%                  0.03%
Tax credits                              (1,601,000)           (1,519,000)               (6.98%)                (8.90%)
Change in Valuation Allowance            10,730,000             8,258,000                46.75%                 48.87%
                                      ---------------      ---------------           ---------------      ---------------
Income tax expense                       $        --          $        --                 0.00%                  0.00%
                                      ===============      ===============           ===============      ===============

                               EPIX MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2000


11.      Defined Contribution Plan

         The Company offers a defined contribution 401(k) plan which covers substantially all employees. The plan permits participants to make contributions from 1% to 15% of their compensation. Beginning in 1999, the Company began matching up to 3% of employees' contributions. During 2000 and 1999, the Company's match amounted to $158,097 and $134,355 respectively.

                               EPIX MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2000



12.      Significant Agreements

         In June 2000, the Company entered into a strategic collaboration agreement pursuant to which it granted Schering AG an exclusive license to co-develop and market MS-325 worldwide, exclusive of Japan. In December 2000, the Company amended this strategic collaboration agreement to grant to Schering AG the exclusive rights to develop and market MS-325 in Japan. Generally, the Company and Schering AG will both share equally in MS-325 clinical development costs and profits. Under the agreement, the Company will assume responsibility for completing clinical trials and filing for FDA approval in the United States, and Schering AG will lead clinical activities for MS-325 outside of the United States. In addition, the Company granted Schering an exclusive option to develop and market an unspecified cardiovascular product from our pipeline. In connection with this strategic collaboration agreement and in connection with the amendment to the strategic collaboration agreement between the Company and Mallinckrodt, as further described below, Schering AG paid the Company an up-front fee of $10.0 million, which the Company then paid to Mallinckrodt. Schering AG also made a $20.0 million equity investment in the Company at $17.98 per share of common stock, through its affiliate, Schering Berlin Venture Corporation ("Schering BV"). The Company may receive up to an additional $20.0 million in milestone payments under the strategic collaboration agreement. Under the terms of the December 2000 amendment, Schering AG paid the Company, in January 2001, an up-front fee of $3.0 million and may be required to pay the Company an additional $7.0 million upon the achievement of certain milestones. The upfront payment of $3.0 million is recorded as Due from Strategic Partner in the accompanying balance sheet.

         Also, under the strategic collaboration agreement, the Company has options to acquire certain participation rights with respect to two of Schering AG's products currently in clinical trials, SHU 55C and Gadomer-17. The Company is entitled to exercise these options on a region by region basis upon the payment of certain fees. The Company is entitled to exercise the SHU 555C option for a period of twelve months after the date the option becomes exercisable. Once the Company exercises the SHU 555C option, it will enter into a definitive agreement with Schering AG with respect to SHU 555C, pursuant to which Schering AG will be responsible for the conduct of all development, marketing and sales activities in connection with SHU 555C. The Company is entitled to exercise the Gadomer-17 option for a period of 120 days following Schering AG's performance of certain milestones. Once the Company exercises the Gadomer-17 option, it will enter into a definitive agreement with Schering AG with respect to Gadomer-17, pursuant to which it will share development costs incurred from the date of the option exercise as well as profits, equally with Schering AG. Under the terms of the strategic collaboration agreement, either party may terminate the agreement upon thirty days notice if there is a material breach of the contract or if either party fails to meet certain milestones. In addition, Schering AG may terminate the agreement at any time on a region-by-region basis or in its entirety, upon six months written notice to the Company, and the Company may terminate the agreement with respect to development of MS-325 in the European Union at any time after June 9, 2001 upon ninety days written notice to Schering AG, if Schering AG has failed to meet its obligations in connection with the regulatory approval of MS-325 in the European Union.

                               EPIX MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2000

12.      Significant Agreements (Continued)

         As a result of the above noted agreements, Schering AG effectively purchased the MS-325 marketing rights previously owned by Mallinckrodt. The $10.0 million payment from Schering AG to the Company was required to be paid by the Company to Mallinckrodt. The Company paid the $10.0 million to Mallinckrodt immediately subsequent to its receipt, and did not reflect the receipt and the disbursement in its statement of operations on the basis that the payment to us from Schering AG did not constitute an earnings processs nor did the payment by us to Mallinckrodt represent an expense. Such amounts are, however, reflected in the statement of cash flows.

         In August 1996, the Company entered into collaboration agreement with Mallinckrodt pursuant to which we granted Mallinckrodt an exclusive license to develop and commercialize MS-325 worldwide, excluding Japan. In June 2000, in connection with the exclusive license that the Company granted to Schering AG, the Company amended its strategic collaboration with Mallinckrodt to grant Mallinckrodt a non-exclusive, worldwide license to manufacture MS-325 for clinical development and commercial use in accordance with a manufacturing agreement entered into in June 2000 between Mallinckrodt and Schering AG, and to enable the Company to enter into the strategic collaboration agreement with Schering AG described above. In connection with this amendment, the Company paid Mallinckrodt an up-front fee of $10.0 million and may be required to pay up to an additional $5.0 million in milestones. The Company will also pay Mallinckrodt a share of operating margins in the US and a royalty on gross profits outside the US on sales of MS-325.

         In October 1999, the Company entered into a Non-Negotiable Promissory Note and Security Agreement (the "Loan") with Mallinckrodt, the Company's strategic partner, under which it was eligible to borrow its share of development costs, on a quarterly basis, up to a total of $9.5 million. In June 2000, pursuant to the amended collaboration agreement with Mallinckrodt and the new strategic collaboration with Schering, Schering assumed the development cost sharing obligation for MS-325 from Mallinckrodt as of January 1, 2000. As a result, the terms of the Loan were amended to allow funding under the Loan for the Company's portion of development costs through December 31, 1999. The Loan balance at December 31, 2000 of $3,004,607 represents the Company's share of third and fourth quarter 1999 MS-325 development costs. No additional funding is available to the Company under the Loan. The Loan bears interest, adjustable on a quarterly basis, at the Prime Rate published in the Wall Street Journal and is repayable in full on October 1, 2002. The Loan is secured by a first priority security interest in all of the Company's intellectual property.

         In March 1996, the Company entered into a development and license agreement with Daiichi pursuant to which it granted Daiichi an exclusive license to develop and commercialize MS-325 in Japan. Under this arrangement, Daiichi assumed primary responsibility for clinical development, regulatory approval, marketing and distribution of MS-325 in Japan. The Company retained the right and obligation to manufacture MS-325 for development activities and commercial sale under the agreement. In December 2000, the Company reacquired the rights to develop and commercialize MS-325 in from Daiichi. Under the terms of this Reacquisition Agreement, the Company agreed to pay Daiichi a total of $5.2 million. In January 2001, the Company paid Daiichi $2.8 million in up-front fees and it will pay an additional $2.4 million in the future. Daiichi will also receive a royalty from the Company on net sales of MS-325 in Japan. Simultaneously with the Company's reacquisition from Daiichi of the MS-325 development and marketing rights in Japan, the Company assigned these rights to Schering AG as described above. The amounts due Daiichi by the Company under the Reacquisition Agreement are reflected as Accrued reacquisition costs in the accompanying balance sheet.

         In September 2000, we entered into an agreement with Acqua Wellington North American Equities Fund Ltd. ("Acqua Wellington") for an equity financing facility covering the sale of up to $45 million of the Company's common stock over a 28 month period. These shares may be sold at the Company's discretion at a small discount to the market price of the Company's shares at the time of the sale. The total amount of the investment is dependent, in part, on the Company's stock price, with the Company controlling the amount and timing of the stock sold. During 2000, we received $885,397 and in 2001, we received an additional $6,119,218 in net proceeds from Acqua Wellington under this facility.

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

                               EPIX MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2000

12.      Significant Agreements (Continued)


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

                               EPIX MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2000

13.      Quarterly Financial Information (unaudited)

The quarterly information for the four quarters of 2000 reflects the quarters as previously reported and as restated for the retroactive adoption of SAB 101 to January 1, 2000, as noted in the column headings. The 1999 quarterly information has not been restated for the adoption of SAB 101.

                        First Quarter Ended     Second Quarter Ended      Third Quarter Ended     Fourth Quarter Ended
                          March 31, 2000            June 30, 2000         September 30, 2000        December 31, 2000
                      -----------------------------------------------------------------------------------------------------
                          As          As           As           As            As          As           As           As
                      Previously    Restated   Previously    Restated     Previously    Restated    previously    Restated
                       Reported                 Reported                   Reported                  Reported
                       --------     --------    --------     ---------     --------     --------     --------     --------
Revenues              $  859,400  $ 1,132,127  $ 2,286,729  $ 2,559,456  $ 1,635,827  $ 1,908,554  $ 4,050,886  $ 1,323,613

Operating expense:
Research &
development            5,050,906    5,050,906    5,456,370    5,456,370    5,535,849    5,535,849    9,790,117    9,790,117
General &
administrative         1,042,083    1,042,083    1,439,641    1,439,641    1,041,168    1,041,168    1,312,271    1,312,271
                      ------------------------------------------------------------------------------------------------------
Total operating
expenses               6,092,989    6,092,989    6,896,011    6,896,011    6,577,017    6,577,017   11,102,388   11,102,398

Other Income, net         73,004       73,004       38,864       38,864      361,430      361,430      314,750      314,750
                      ------------------------------------------------------------------------------------------------------
Loss before
cumulative effect of
change in accounting
principle             (5,160,585)  (4,887,858) (4,570,418)   (4,297,691)  (4,579,760)  (4,307,033)  (6,737,752)  (9,464,025)

Cumulative effect
of change in
accounting principle          --   (4,363,636)          --           --         --           --           --           --
                      ------------------------------------------------------------------------------------------------------
Net loss             $(5,160,585) $(9,251,494) $(4,570,418) $(4,297,691) $(4,579,760) $(4,307,033) $(6,737,752) $(9,464,025)
                     =======================================================================================================
Weighted average
shares, basic and
diluted               11,720,515   11,720,515   11,869,515   11,869,515   13,022,045   13,022,045   13,152,290   13,152,290
                     =======================================================================================================

Net loss per share,
basic and diluted:

Loss before
cumulative effect of
change in accounting
principle            $     (0.44)      $(0.42)      $(0.39)      $(0.36)      $(0.35)      $(0.33)      $(0.51)      $(0.72)

Cumulative effect
of change in
accounting
principle                    --         (0.37)          --           --           --           --           --           --
                      ------------------------------------------------------------------------------------------------------
Net loss             $    (0.44)       $(0.79)      $(0.39)      $(0.36)      $(0.35)      $(0.33)      $(0.51)      $(0.72)
                     =======================================================================================================


                               EPIX MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2000

13.      Quarterly Financial Information (unaudited)



                              First Quarter     Second Quarter       Third Quarter        Fourth Quarter
                                  Ended              Ended               Ended                 Ended
                             March 31, 1999      June 30, 1999     September 30, 1999    December 31, 1999
                             ------------------------------------------------------------------------------
Revenues                     $   287,267        $   266,552         $    70,480           $   519,757
Operating expenses:
Research Development           3,286,491          3,431,476           3,785,555             4,163,848
General & administrative       1,041,955          1,090,087           1,106,759             1,172,393
                             -------------------------------------------------------------------------
Total operating expenses       4,328,446          4,521,563           4,892,314             5,336,241
Other income (loss), net         316,500            262,139             216,857               155,859
                             -------------------------------------------------------------------------
Net loss                     $(3,724,679)       $(3,992,872)        $(4,604,977)          $(4,660,625)
                             =========================================================================

Weighted average shares,
basic and diluted             11,464,242         11,494,531          11,608,707            11,654,483
                             =========================================================================
Net loss per share:
Basic and diluted                 $(0.32)            $(0.35)             $(0.40)               $(0.40)
                             =========================================================================