Form 10-Q
period 2001-06-30
EPIX MEDICAL INC
filed 2001-08-10
CIK 1027702

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number 0-21863

EPIX Medical, Inc.

(Exact name of Registrant as Specified in its Charter)

DELAWARE	04-3030815

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

71 ROGERS STREET
CAMBRIDGE, MASSACHUSETTS	02142-1118

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (617) 250-6000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value Per Share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     X   ☐

As of August 6, 2001, 14,153,588 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

EPIX MEDICAL, INC.

EPIX MEDICAL, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2001	December 31, 2000

Assets:
Current assets:
Cash and cash equivalents	$1,350,936	$402,621
Available-for-sale marketable securities	22,118,426	24,310,253
Due from strategic partner	-	3,000,000
Prepaid expenses and other current assets	597,732	371,318

Total current assets	24,067,094	28,084,192

Property and equipment, net	1,345,508	1,461,443
Other assets	125,047	134,952

Total assets	$25,537,649	$29,680,587

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$1,085,319	$1,800,046
Accrued expenses	5,665,218	3,677,833
Contract advances	2,237,404	2,462,340
Accrued reacquisition costs	-	2,800,000
Current portion of capital lease obligations	180,988	259,308
Current portion of note payable	190,388	373,783
Deferred revenue	1,690,909	1,690,909

Total current liabilities	11,050,226	13,064,219

Capital lease obligations, less current portion	-	64,440
Accrued reacquisition costs, less current portion	2,400,000	2,400,000
Loan payable to strategic partner	3,004,607	3,004,607
Deferred revenue	3,736,364	4,581,818

Stockholders' equity:
Common stock, $.01 par value, 40,000,000 shares authorized; 14,148,898 and 13,203,991 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	141,488	132,040
Additional paid-in capital	87,998,863	79,144,912
Accumulated deficit	(82,815,987)	(72,718,720)
Accumulated other comprehensive income	22,088	7,271

Total stockholders' equity	5,346,452	6,565,503

Total liabilities and stockholders' equity	$25,537,649	$29,680,587

See accompanying notes.

EPIX MEDICAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30, 2001	Three months ended June 30, 2000*	Six months ended June 30, 2001	Six months ended June 30, 2000*

Revenues	$2,197,422	$2,559,456	$3,929,095	$3,691,583

Operating expenses:
Research and development	6,352,953	5,456,370	11,674,984	10,507,276
General and administrative	1,264,498	1,439,641	2,851,333	2,481,724

Total operating expenses	7,617,451	6,896,011	14,526,317	12,989,000

Operating loss	(5,420,029)	(4,336,555)	(10,597,222)	(9,297,417)

Interest income	294,667	142,402	656,344	311,366
Interest expense	(1,519)	(103,538)	(156,389)	(199,498)

Loss before cumulative effect of change in accounting principle	(5,126,881)	(4,297,691)	(10,097,267)	(9,185,549)

Cumulative effect of change in accounting principle	-	-	-	(4,363,636)

Net loss	$(5,126,881)	$(4,297,691)	$(10,097,267)	$(13,549,185)

Weighted average shares — basic and diluted:	14,022,893	11,896,515	13,832,893	11,795,015

Loss per share — basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.37)	$(0.36)	$(0.73)	$(0.78)

Cumulative effect of change in accounting principle	-	-	-	(0.37)

Net loss	$(0.37)	$(0.36)	$(0.73)	$(1.15)

* Includes the effects of SAB 101. See Note 1.

   See accompanying notes.

EPIX MEDICAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30, 2001	Six months ended June 30, 2000

Operating activities:
Net loss	$(10,097,267)	$(13,549,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	-	4,363,636
Depreciation and amortization	460,797	487,491
Interest income related to stock option loans	-	(6,902)
Changes in operating assets and liabilities:
Due from strategic partner	3,000,000	-
Prepaid expenses, other current assets and other assets	(216,509)	9,520
Accounts payable	(714,727)	(287,285)
Accrued expenses	1,987,385	223,895
Contract advances	(224,936)	4,075,859
Accrued reacquisition costs	(2,800,000)	-
Deferred revenue	(845,454)	(545,453)
Receipt of cash from Schering AG for marketing rights	-	10,000,000
Disbursement of cash to Mallinckrodt for marketing rights	-	(10,000,000)

Net cash used in operating activities	(9,450,711)	(5,228,424)

Investing activities:
Purchases of fixed assets	(344,862)	(17,757)
Purchases of marketable securities	(140,174,025)	(68,382,778)
Proceeds from sales or redemptions of marketable securities	142,380,669	50,045,897

Net cash provided by (used in) investing activities	1,861,782	(18,354,638)

Financing activities:
Proceeds from collection of stock option loan and related interest	-	394,331
Proceeds from issuance of loan payable to strategic partner	-	3,019,590
Repayment of capital lease obligations	(142,760)	(209,592)
Repayment of note payable	(183,395)	(159,468)
Proceeds from ESPP purchases	90,218	69,984
Proceeds from Acqua Wellington stock purchases	8,667,365	-
Proceeds from Schering BV stock purchase	-	20,000,000
Proceeds from issuance of stock options	105,816	981,307

Net cash provided by financing activities	8,537,244	24,096,152

Increase in cash and cash equivalents	948,315	513,090

Cash and cash equivalents at beginning of period	402,621	430,124

Cash and cash equivalents at end of period	$1,350,936	$943,214

Supplemental cash flow information:
Cash paid for interest	$212,077	$86,220

See accompanying notes

EPIX MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2001
(UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three - and six - month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates in these unaudited condensed financial statements include the useful lives for depreciation and amortization and contract revenues and related costs.  Actual results could differ from those estimates.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in EPIX Medical Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2000.

The operating results for the six months ended June 30, 2000 reflect the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in 2000, retroactive to January 1, which resulted in a cumulative effect of change in accounting principle of $4.4 million or $0.37 per share. Included in revenues for each of the three and six month periods ended June 30, 2001 and 2000 is $273,000, and $545,000, respectively, of revenue that was recognized in prior years relating to the adoption of SAB 101. Prior year financial results have been restated for the retroactive adoption of SAB 101 to January 1, 2000.

2.  COMPREHENSIVE INCOME

Statement of Financial Accounting Standard (“SFAS”) No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires unrealized gains or losses on the Company's available-for-sale marketable securities to be included in other comprehensive income. Total comprehensive loss for the quarter ended June 30, 2001 amounted to $5,130,771 compared to $4,265,375 in the same period in 2000.  Total comprehensive loss for the six months ended June 30, 2001 amounted to $10,082,450 compared to $13,514,063 in the same period in 2000.

3.  DERIVATIVES AND HEDGING ACTIVITIES

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and 138, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

Effective January 1, 2001, the Company adopted SFAS No. 133. The adoption of this new statement of accounting standard did not have a significant effect on the Company's financial position or result of operations.

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

In computing diluted earnings (loss) per share, only common shares that are potentially dilutive or those that reduce earnings per share, are included. The exercise of options is not assumed if the result is antidilutive, such as when a loss from continuing operations is reported. The following table sets forth the computation of basic and diluted loss per share:

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 30, 2001	JUNE 30, 2000	JUNE 30, 2001	JUNE 30, 2000

Numerator:
Numerator for basic and diluted loss per share	$(5,126,881)	$(4,297,691)	$(10,097,267)	$(13,549,185)

Denominator:
Denominator for basic and diluted loss per share - weighted average shares	14,022,893	11,869,515	13,832,893	11,795,015

Basic and diluted loss per share	$(0.37)	$(0.36)	$(0.73)	$(1.15)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since commencing operations in 1992, we have been engaged principally in the research and development of our product candidates as well as seeking various regulatory clearances and patent protection. We have had no revenues from product sales and have incurred losses since inception through June 30, 2001 aggregating approximately $82.8 million.

We have received revenues in connection with various licensing and collaboration agreements. In June 2000, we entered into a strategic collaboration agreement pursuant to which we granted Schering AG (“Schering AG”) an exclusive license to co-develop and market MS-325 worldwide, exclusive of Japan, and amended our strategic collaboration with Mallinckrodt, Inc. ("Mallinckrodt") to enable us to enter into the strategic collaboration agreement with Schering AG, as well as to grant Mallinckrodt a non-exclusive, worldwide license to manufacture MS-325 for clinical development and commercial use. In December 2000, we reacquired the rights to develop and commercialize MS-325 in Japan from Daiichi Radioisotope Laboratories, Ltd. ("Daiichi") and simultaneously amended our strategic collaboration agreement with Schering AG to grant Schering AG exclusive rights to develop and market MS-325 in Japan. In connection with the strategic collaboration agreement entered into with Schering AG and the amendment to the strategic collaboration with Mallinckrodt, Schering AG paid us an up-front fee of $10.0 million, which we then paid to Mallinckrodt. Schering AG also made a $20.0 million equity investment in us at $17.98 per share of common stock, through its affiliate, Schering Berlin Venture Corporation ("Schering BV"). We may receive up to an additional $20.0 million in milestone payments under the strategic collaboration agreement with Schering AG and may be required to pay up to an additional $5.0 million in milestones to Mallinckrodt pursuant to the terms of the amended Mallinckrodt agreement. Under the terms of the December 2000 amendment with Schering AG, Schering AG paid us an up-front fee of $3.0 million and may be required to pay us an additional $7.0 million upon our achievement of certain milestones. Under the terms of the reacquisition agreement with Daiichi, we agreed to pay Daiichi a total of $5.2 million. In January 2001, we paid Daiichi $2.8 million in fees and we will pay an additional $2.4 million in the future, which is reflected as a long-term liability in our balance sheet.

We expect continued operating losses for the next several years as we incur expenses to support research, development and efforts to obtain regulatory approvals.

Our initial product candidate, MS-325, is currently our only product candidate undergoing human clinical trials. We filed an investigational new drug application for MS-325 in July 1996. We initiated a Phase I clinical trial in 1996 and a Phase I dose escalation study in 1997, both of which have been completed. We completed a Phase II clinical trial in June 1998 to test the safety and preliminary efficacy of MS-325-enhanced magnetic resonance angiography or MRA for the evaluation of peripheral vascular disease and are currently conducting a Phase II feasibility trial to test the safety and feasibility of MS-325-enhanced MRA for the evaluation of coronary artery disease. In June 1999, we initiated a Phase III clinical trial to determine the efficacy of MS-325-enhanced MRA for the detection of aortoiliac occlusive disease. In addition, in March 2000, we completed enrollment in a Phase II clinical trial to test the safety and feasibility of MS-325 for detecting breast cancer. In March 2001, we completed enrollment in a Phase II feasibility trial, which we conducted in collaboration with Pfizer, Inc. to explore the efficacy of MS-325-enhanced magnetic resonance imaging in the diagnosis of female sexual arousal dysfunction.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES. Second quarter revenues were approximately $2.2 million and $2.6 million in 2001 and 2000, respectively, and were derived from a product development contract with Schering AG.  The decrease in revenues during the second quarter of 2001 as compared to the second quarter of 2000 resulted from the impact, in the second quarter of 2000, of the development funding terms under the agreement with Schering AG, which was entered into in June 2000, and effective retroactive to January 1, 2000.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended June 30, 2001 were $6.4 million as compared to $5.5 million for the three months ended June 30, 2000. The increased research and development expenses, approximately $900,000, were primarily due to the additional personnel and other related expenses associated with the Company’s Thrombus imaging development program. Also contributing to the increase were higher costs associated with advancing MS-325 through clinical trials.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended June 30, 2001 were $1.3 million as compared to $1.4 million for the corresponding period of 2000. The decrease was primarily due to lower legal costs related to the negotiation and signing of the Schering AG agreement in the second quarter of 2000.

INTEREST INCOME AND EXPENSE. Net interest income increased approximately $254,000 in 2001 as compared to 2000 mainly due to higher average levels of invested cash during the second quarter of 2001.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES. Revenues for the six months ended June 30, 2001 and June 30, 2000 were approximately $3.9 million and $3.7 million, respectively, and were derived from a product development contract with Schering AG.  The increase in revenues during the six months ended June 30, 2001 was primarily due to revenue earned pursuant to a license fee paid to us by Schering AG for the marketing rights to MS-325 in Japan.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the six months ended June 30, 2001 were $11.7 million as compared to $10.5 million for the six months ended June 30, 2000. The increased research and development expenses, approximately $1.2 million, were primarily due to the additional personnel and other related expenses associated with the Company’s Thrombus imaging development program. Also contributing to the increase were higher costs associated with advancing MS-325 through clinical trials.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2001 were $2.9 million as compared to $2.5 million for the corresponding period of 2000. The increase was primarily due to higher costs related to corporate communications and marketing activities.

INTEREST INCOME AND EXPENSE. Net interest income increased approximately $388,000 in 2001 as compared to 2000 mainly due to higher average levels of invested cash during the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity consist of cash, cash equivalents and marketable securities, which totaled $23.5 million at June 30, 2001, as compared to $24.7 million at December 31, 2000.

During the quarter ended June 30, 2001, we used approximately $5.4 million of cash for operating activities.  We expect that our cash needs for operations will increase significantly in future periods due to planned clinical trials and other expenses associated with the development of MS-325, continued research and development activities of our Thrombus imaging development program and other new research and development programs.

In September 2000, we entered into an agreement for an equity line financing facility covering the sale of up to $45 million of our common stock over a 28 month period.  These shares may be sold at our discretion at a small discount to the market price of our shares at the time of the sale.  The total amount of the investment is dependent, in part, on our stock price, with us controlling the amount and timing of the stock sold.  We have received approximately $9.5 million to date in net proceeds under this equity line financing facility and issued approximately 981,000 shares of common stock. During the second quarter of 2001, the Securities and Exchange Commission (the “SEC”) issued guidance regarding equity line financing facilities that preclude a company from issuing more than ten percent, on the date the agreement is signed, of its outstanding non-affiliate shares, in a single equity line financing facility.  The impact of this guidance on our current equity line financing facility is to reduce such equity line from $45.0 million, approximately 3,000,000 shares of common stock, to $16.8 million, approximately 1,086,000 shares of common stock.  The Company has issued substantially all of the common stock allowable under the equity line financing facility. We intend to utilize our current effective shelf registration statement, which has remaining approximately 2,019,000 shares of common stock, to continue to finance our operations as needed, consistent with SEC guidance and, as a result, we do not expect the new SEC guidance to have a material impact on our ability to continue to finance our operations.

We estimate that existing cash, cash equivalents and marketable securities, as well as the potential use of our effective shelf registration statement, will be sufficient to fund our operations through the mid-part of 2003. We will need to raise additional funds for research, development and other expenses through equity or debt financing, strategic alliances or otherwise, prior to commercialization of any of our product candidates. There can be no assurance that additional financing will be available on terms acceptable to us, or at all. Our future liquidity and capital requirements will depend on numerous factors, including the following: the progress and scope of clinical trials; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both United States and foreign governmental approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the extent to which our products gain market acceptance; the timing and costs of product introductions; the extent of our ongoing research and development programs; the costs of training physicians to become proficient with the use of our products; and, if necessary, once regulatory approvals are received, the costs of developing marketing and distribution capabilities.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties.  Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this report generally.  We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-K for the year ended December 31, 2000, as previously filed with the SEC.

Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectations.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our cash in a variety of financial instruments, including bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell fixed rate securities that have seen a decline in market value due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates, however, would not have a material adverse effect on our financial condition. The weighted-average interest rate and weighted-average remaining maturity of marketable securities at June 30, 2001 was 3.7% and approximately 27 days, respectively. The fair market value of marketable securities held at June 30, 2001 was $22.1 million.

The interest rate on our note payable to Mallinckrodt is adjustable on a quarterly basis and therefore subjects the Company to interest rate risk. However, based on the outstanding loan balance of $3,004,607 at June 30, 2001, a 100 basis point increase in interest rates would not result in a significant increase in the Company's annual interest expense.

The interest rates on our capital lease obligations are fixed and therefore not subject to interest rate risk.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROEEDINGS

Not Applicable

ITEM 2.	CHANGES IN SECURITIES

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

The Company held its Annual Meeting of Stockholders on May 23, 2001, and the following matters were voted on at that meeting:

1.  The election of Stanley T. Crooke, Ph.D. as a Class II Director, to serve for a three-year term of office or until his successor is elected. The following chart shows the number of votes cast for or against him, as well as the number of votes withheld.

			VOTES
DIRECTOR	FOR	AGAINST	WITHHELD

Dr. Crooke	10,927,528	N/A	201,807

The following is a list of the directors whose term of office as a director continued after the meeting:

DIRECTOR	TERM EXPIRES

Christopher F.O. Gabrieli	2002
Michael D. Webb	2002
Luke B. Evnin, Ph.D.	2003
Randall B. Lauffer, Ph.D.	2003

2.  The proposal to amend the Company's Amended and Restated 1992 Equity Incentive Plan  to increase the number of authorized shares of common stock available under the Plan from 4,599,901 shares to 5,099,901 shares. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions:

FOR	AGAINST	ABSTAIN

9,253,547	1,872,288	3,500

3.  The proposal to amend the Company's 1996 Director Stock Option Plan to increase the aggregate number of shares of common stock that may be subject to grants under the Director Plan from 100,000 shares to 200,000 shares.  The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions:

FOR	AGAINST	ABSTAIN

9,487,777	1,639,558	2,000

4.  The proposal to amend the Company’s 1996 Employee Stock Purchase Plan to increase the aggregate number of shares of the Company’s common stock as to which awards may be granted by 50,000 shares, the following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions:

FOR	AGAINST	ABSTAIN

10,544,955	581,580	2,800

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(A)	EXHIBITS

3.1	Restated Certificate of Incorporation of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-30531) and incorporated herein by reference.

3.2	Form of Amended and Restated By-Laws of the Company. Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-30531) and incorporated herein by reference.

4.1	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

(B)	REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIX Medical, Inc.

Date: August 9, 2001	By:	/s/ Pamela E. Carey

Pamela E. Carey

Vice President of Finance and Administration,
Chief Financial Officer (Principal Financial Officer and
Accounting Officer)