Form 10-Q
period 2002-03-31
EPIX MEDICAL INC
filed 2002-05-15
CIK 1027702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to              .

Commission File Number 0-21863

EPIX Medical, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	04-3030815
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

71 Rogers Street
Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(617) 250-6000

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of May 10, 2002, 16,976,909 shares of the registrant’s Common Stock, $.01 par value per share, were issued and outstanding.

EPIX Medical, Inc.

EPIX Medical, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2002	December 31, 2001
Assets:
Current assets:
Cash and cash equivalents	$12,139,933	$13,609,883
Available-for-sale marketable securities	37,675,181	11,355,785
Royalties receivable	110,707	96,948
Prepaid expenses and other current assets	913,865	491,702
Total current assets	50,839,686	25,554,318

Property and equipment, net	1,368,147	1,243,842
Other assets	110,833	112,533
Total assets	$52,318,666	$26,910,693

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$1,031,729	$1,431,013
Accrued expenses	4,933,941	4,981,255
Contract advances	5,885,525	5,169,953
Current portion of capital lease obligations	43,198	78,760
Loan payable to strategic partner	3,004,607	3,004,607
Deferred revenue	2,586,909	2,611,961
Total current liabilities	17,485,909	17,277,549

Accrued reacquisition costs, less current portion	2,400,000	2,400,000
Deferred revenue	9,817,762	10,443,636

Stockholders’ equity (deficit):
Preferred Stock, $0.01 par value, 1,000,000 shares authorized at March 31, 2002 and 2001, no shares issued and outstanding at March 31, 2002 and 2001, respectively	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 16,963,558 and 14,238,087 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	169,636	142,381
Additional paid-in capital	119,232,800	88,620,094
Accumulated deficit	(96,556,390)	(91,966,743)
Accumulated other comprehensive loss	(231,051)	(6,224)
Total stockholders’ equity (deficit)	22,614,995	(3,210,492)

Total liabilities and stockholders’ equity (deficit)	$52,318,666	$26,910,693

See accompanying notes.

EPIX Medical, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2002	2001
Revenues	$2,066,215	$1,731,673

Operating expenses:
Research and development	5,411,514	5,322,031
General and administrative	1,378,457	1,586,835
Total operating expenses	6,789,971	6,908,866

Operating loss	(4,723,756)	(5,177,193)

Interest income	248,509	361,677
Interest expense	(95,911)	(154,870)

Loss before provision for income taxes	(4,571,158)	(4,970,386)

Provision for income taxes	18,489	—

Net loss	$(4,589,647)	$(4,970,386)

Weighted average shares-basic and diluted	16,417,407	13,638,913

Net loss per share, basic and diluted	$(0.28)	$(0.36)

See accompanying notes.

EPIX Medical, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Three months ended March 31,
	2002	2001
Operating activities:
Net loss	$(4,589,647)	$(4,970,386)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	223,028	205,425
Change in operating assets and liabilities:
Due from strategic partner	—	3,000,000
Royalties receivable	(13,759)	—
Prepaid expenses and other assets	(420,463)	(173,671)
Accounts payable	(399,284)	(381,345)
Accrued expenses	(47,314)	569,439
Contract advances	715,572	931,836
Payment of reacquisition costs	—	(2,800,000)
Deferred revenue	(650,926)	(422,727)
Net cash used in operating activities	(5,182,793)	(4,041,429)

Investing activities:
Purchases of fixed assets	(347,333)	(129,374)
Purchases of available-for-sale marketable securities	(40,433,990)	(84,883,535)
Proceeds from sales or redemptions of available-for-sale marketable securities	13,889,767	85,532,000
Net cash (used by) provided by investing activities	(26,891,556)	519,091

Financing activities:
Repayment of capital lease obligations	(35,562)	(70,633)
Repayment of note payable	—	(35,569)
Proceeds from Acqua Wellington	—	6,119,218
Proceeds from issuance of stock options and warrants	520,711	32,329
Proceeds from sale of common stock	30,119,250	—
Net cash provided by financing activities	30,604,399	6,045,345

Increase (decrease) in cash and cash equivalents	(1,469,950)	2,523,007

Cash and cash equivalents at beginning of period	13,609,883	402,621
Cash and cash equivalents at end of period	$12,139,933	$2,925,628

Supplemental disclosure of noncash financing activities:
Stock subscription receivable	$—	$65,000

Supplemental cash flow information:
Cash paid for interest	$171,066	$212,077

See accompanying notes.

EPIX Medical, Inc.

Notes to Condensed Financial Statements

March 31, 2002

(Unaudited)

1. Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (the “Commission”). Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of the interim period ended March 31, 2002 are not necessarily indicative of the results expected for the full fiscal year.

The unaudited condensed financial statements and related disclosures have been prepared with the assumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

The operating results for each of the first quarter of 2002 and 2001 reflect our adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), retroactively to January 1, 2000, changing our method of recognizing revenue.  In the first quarter of 2000, in accordance with the adoption of SAB 101, we recorded a cumulative effect of change in accounting principal in the amount of $4.4 million.  Included in both 2002 and 2001 first quarter revenues is $273,000 of revenue that was recognized in prior years relating to the adoption of SAB 101.

2. Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires unrealized gains or losses on our available-for-sale marketable securities to be included in other comprehensive income. Total comprehensive loss for the quarter ended March 31, 2002 amounted to $224,827 compared to total comprehensive income of $18,707 in the same period in 2001.

3. Significant Accounting Policies

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. We applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the provisions of these statements did not have any effect on our financial position or results of operations since we do not have any goodwill or intangibles at this time.

On October 20, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“SFAS No.144”). SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", however it retains the fundamental provision of that statement related to the recognition and measurement of the impairment of long-lived assets to be held and used. In addition, SFAS No. 144 provides additional guidance on estimating cash flows when performing a recoverability test, requiring that a long-lived asset to be disposed of other than by sale be classified as an asset held for sale until it is disposed of, and establishes more restrictive criteria to classify an asset as held for sale. SFAS No. 144 became effective in the first quarter of 2002. Application of SFAS No. 144 did not have any effect on our financial position or results of operations since we do not believe that there are any impairment indicators at this time.

4. Loss Per Share

We compute loss per share in accordance with the provisions of SFAS No. 128, “Earnings per Share.” Basic net loss per share is based upon the weighted-average number of common shares outstanding and excludes the effect of dilutive potential common stock issuable upon exercise of stock options. Diluted net loss per share includes the effect of dilutive potential common stock issuable upon exercise of stock options using the treasury stock method. In computing diluted loss per share, only potential common shares that are dilutive, or those that reduce earnings per share, are included. The exercise of options is not assumed if the result is antidilutive, such as when a loss is reported. Accordingly, basic and diluted net loss per share is the same for all periods presented.

5.  Subsequent Events

In April 2002, we executed an extension to an existing lease agreement for our principal lab space for an additional five years through December 31, 2007. Payments for the additional five years of the lease total approximately $3.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

                Since commencing operations in 1992, we have been principally engaged in the research and development of our product candidates, as well as seeking various regulatory clearances and patent protection. We have had no revenues from product sales and have incurred cumulative losses since inception through March 31, 2002 aggregating approximately $96.6 million.

                We expect continued operating losses for the next several years as we incur expenses to support research and development  efforts to obtain regulatory approvals.

                Our initial product candidate, MS-325, is currently our only product candidate undergoing human clinical trials. We filed an investigational new drug (IND) application for MS-325 in July 1996. We initiated a Phase I clinical trial in 1996 and a Phase I dose escalation study in 1997, both of which have been completed. We completed a Phase II clinical trial in June 1998 to test the safety and preliminary efficacy of MS-325-enhanced magnetic resonance angiography (MRA) for the evaluation of peripheral vascular disease (PVD), and also completed a Phase II trial in June 2001 that was designed to compare the diagnostic accuracy of five different doses of MS-325-enhanced MRA with that of X-ray angiography in the aortoiliac vascular bed. In 2001, we completed enrollment in the first study of a two-arm Phase III clinical trial, which was initiated in June 1999, and was designed to determine the efficacy of MS-325-enhanced MRA for the detection of aortoiliac occlusive disease. In September 2001, we expanded our initial target indication for MS-325 to a broad peripheral vascular disease indication from only aortoiliac occlusive disease, after discussions with the Food and Drug Administration (FDA). As a result of this expansion, we added two new Phase III trials to our Phase III clinical trial program, one in the renal arteries and one in the feet. We expect to complete enrollment in the Phase III trials by approximately the end of the third quarter of 2002. We are also currently conducting a Phase II feasibility trial to test the safety and feasibility of MS-325-enhanced MRA for the evaluation of coronary artery disease. In addition, in March 2000, we completed enrollment in a Phase II clinical trial to test the safety and feasibility of MS-325 for detecting breast cancer, and in March 2001, we completed enrollment in a Phase II feasibility trial which we conducted in collaboration with Pfizer, Inc. to explore the efficacy of MS-325-enhanced MRA in the diagnosis of female sexual arousal disfunction.

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

Results of Operations

Comparison of Three Months Ended March 31, 2002 and 2001

Revenues. First quarter 2002 revenues of $2.1 million consisted of $1.3 million from the product development portion of the strategic collaboration agreement for the development of MS-325 with Schering AG, $413,000 from a patent licensing and royalty agreement entered into with Bracco in September 2001 and $423,000 of license fee revenue related to the strategic collaboration agreements for the development and marketing of MS-325 with Schering AG and Tyco International Ltd., or Tyco (formerly referred to as Mallinckrodt). First quarter 2001 revenues of $1.7 million consisted of $1.3 million from the product development portion of the strategic collaboration agreement for the development of MS-325 with Schering AG and $423,000 of license fee revenue related to the strategic collaboration agreements for the development and marketing of MS-325 with Schering AG and Tyco.

Research and development expenses. Research and development expenses for the three months ended March 31, 2002 were $5.4 million as compared to $5.3 million for the three months ended March 31, 2001. The increase was primarily due to increased headcount and clinical trial costs related to the advancement of MS-325 through Phase III clinical trials.

General and administrative expenses. General and administrative expenses which consist primarily of salaries, benefits, outside professional services and related overhead costs associated with our executive, finance and accounting, human resources, legal, marketing and corporate communications were $1.4 million as compared to $1.6 million for the three months ended March 31, 2002 and 2001 respectively. The decrease was primarily due to the absence of legal costs in the first quarter of 2002 related to the patent settlement with Bracco.  General and administrative expenses also include royalty expense payable to Massachusetts General Hospital, or MGH, on sales by Bracco of Multihance®.  Royalty expenses totaled $15,000 and $0 for the three months ended March 31, 2002 and 2001 respectively.

Interest income and expense. Interest income decreased approximately $113,000 in the first quarter of 2002 as compared to the first quarter of 2001 mainly due to lower interest rates for the three months ended March 31, 2002 compared to 2001 offset by higher average levels of invested cash, cash equivalents and available-for-sale marketable securities in the first quarter of 2002.  The decrease in interest expense of approximately $59,000 in the first quarter of 2002 was associated with lower interest rates.  Realized gains and losses on available-for-sale marketable securities are recorded as part of interest income.  For the three months ended March 31, 2002 and 2001, there were no realized gains or losses on available-for-sale securities.

Provision for income taxes.  Income tax expense for the three months ended March 31, 2002 was $18,000 as compared to $0 for the three months ended March 31, 2001.  The increase represents Italian income taxes related to the Bracco agreement signed in September 2001, which we are unable to offset against net operating losses.

Liquidity and Capital Resources

                Our principal sources of liquidity consist of cash, cash equivalents and available-for-sale marketable securities, which totaled $49.8 million at March 31, 2002, as compared to $25.0 million at December 31, 2001.

                On January 18, 2002 we raised $30.1 million through the issuance and sale of 2.575 million shares of our common stock pursuant to our previously filed shelf registration statement, bringing our cash, cash equivalents and marketable securities to $53.8 million as of that date.

                We used $5.2 million of net cash in operations in the quarter ended March 31, 2002 compared to $4.0 million in operations in the quarter ended March 31, 2001.  For the quarter ended March 31, 2002, net cash used by operating activities was primarily attributable to our net loss of $4.6 million.

                Our investing activities resulted in net cash used of $26.9 million for the quarter ended March 31, 2002 and net cash provided of $519,000 for the quarter ended March 31, 2001.  For the quarter ended March 31, 2002, we purchased $40.4 million of available-for-sale marketable securities.  A majority of the funds used for these purchases was derived from the proceeds of the offering completed on January 18, 2002.  We also received proceeds of $13.9 million primarily as a result of investment maturities.

                Capital expenditures were $347,000 for the quarter ended March 31, 2002, and $129,000 for the quarter ended March 31, 2001.  Our capital expenditures consist primarily of purchases of property and equipment, including computer equipment and software.  We expect that our capital expenditures will increase in the future as we continue to enhance and expand our principal lab space.

                Cash provided by financing activities was $30.6 million for the quarter ended March 31, 2002 and, $6.0 million for the quarter ended March 31, 2001.  The principal source of financing for the quarter ended March 31, 2002 was the issuance and sale of 2.575 million shares of our common stock pursuant to our previously filed shelf offering in January 2002, which netted us $30.1 million.

                We currently receive quarterly cash payments from Schering AG for their share of development costs of MS-325, quarterly royalty payments from Bracco on their sales of MultiHance® and interest income earned on our cash, cash equivalents and available-for-sale marketable securities. In the future, we may also receive proceeds from the sale of additional shares of our common stock pursuant to a shelf registration statement, which we filed with the Securities and Exchange Commission, or the Commission, on March 20, 2002, in order to register 5 million shares of our common stock. Such filing has not yet been declared effective by the Commission. Certain additional future cash flows depend on the successful filing of a new drug application (NDA), FDA approval and product launch of MS-325, and include up to $27.0 million in milestone payments from Schering AG and our share of the profits earned on sales of MS-325 worldwide. We may also receive royalties on sales of Schering AG’s Eovist product if it is approved for sale.

                Known outflows of cash, in addition to our ongoing research and development and general and administrative expenses, include the $3.0 million loan payable to Tyco due in October 2002, semi-annual royalties we owe MGH on sales by Bracco of MultiHance®, and $2.4 million payable to Daiichi in December 2003 under the terms a reacquisition agreement. Other potential future outflows depend on the successful filing of an NDA, FDA approval and product launch of MS-325, and include $5.0 million of milestone payments due Tyco, a share of operating profits due Tyco on sales of MS-325 worldwide except Japan, a royalty to Daiichi on sales of MS-325 in Japan and a royalty due MGH on our share of the profits of MS-325 worldwide.

                We estimate that cash, cash equivalents and marketable securities on hand as of March 31, 2002 will be sufficient to fund our operations through November 2003. We believe that we will need to raise additional funds for research, development and other expenses through equity or debt financing, strategic alliances or otherwise, in order to achieve commercial introduction of any of our product candidates. Our future liquidity and capital requirements will depend on numerous factors, including the following: the progress and scope of clinical trials; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both United States and foreign governmental approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the extent to which our products gain market acceptance; the timing and costs of product introductions; the extent of our ongoing research and development programs; the costs of training physicians to become proficient with the use of our products; and, if necessary, once regulatory approvals are received, the costs of developing marketing and distribution capabilities.

                Because of anticipated spending to support development of MS-325, Thrombus and new research programs, we do not expect positive cash flow from operating activities for any future quarterly or annual period prior to commercialization of MS-325, which is currently forecast to be in 2004.  We anticipate continued investments in fixed assets, including equipment and facilities expansion to support new and continuing research and development programs. We have in place a lease agreement that will enable us to utilize our current principal scientific facilities through December 31, 2007. We also have a lease for nearby office space, which expires in December 2002. We are currently negotiating an extension for our office space.

Below is a table that represents our contractual obligations and commercial commitments as of March 31, 2002

				Payments due by period
	Total	2002	2003	2004	2005	2006	Thereafter
Capital leases	$44,105	$44,105	-	-	-	-	-

Operating leases	$5,262,960	$1,007,975	$1,117,969	$778,902	$763,088	$786,038	$808,988

Loan payable to strategic partner	$3,004,607	$3,004,607	-	-	-	-	-

Accrued reacquisition charges	$2,400,000	-	$2,400,000	-	-	-	-

	$10,711,672	$4,056,687	$3,517,969	$778,902	$763,088	$786,038	$808,988

                We have incurred tax losses to date and therefore have not paid significant federal or state income taxes since inception. As of December 31, 2001, we had federal loss carryforwards of approximately $71.0 million available to offset future taxable income. These amounts expire at various times through 2020. As a result of ownership changes resulting from sales of equity securities, our ability to use the loss carryforwards is subject to limitations as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, or the Code, as amended. We currently estimate that the annual limitation on our use of net operating losses through May 31, 1996 will be approximately $900,000. Pursuant to Sections 382 and 383 of the Code, the change in ownership resulting from public equity offerings in 1997 and any other future ownership changes may further limit utilization of losses and credits in any one year. We also are eligible for research and development tax credits that can be carried forward to offset federal taxable income. The annual limitation and the timing of attaining profitability may result in the expiration of net operating loss and tax credit carryforwards before utilization.

Forward-Looking Statements

                This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. Discussions containing forward looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this report generally. We generally used words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements for many reasons, including the risks described in our Annual Report on Form10-K for the year ended December 31, 2001, as previously filed with the Commission.

                Although we believe the expectations reflected in the forward looking statements are reasonable, they relate only to events as of the date on which the statements are made, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectations. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

Item 3. Quantitative and qualitative disclosures about market risk

                The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, in accordance with our investment policy, we invest our cash in a variety of financial instruments, principally restricted to United States government issues, high-grade bank obligations, high-grade corporate bonds and certain money market funds. These investments are denominated in U.S. dollars.

                Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would result in a decrease in the fair market value of our total portfolio of approximately $104,000, and an increase of approximately $104,000, respectively, at March 31, 2002.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(A) EXHIBITS

          None

(B) REPORTS ON FORM 8-K

The following reports were filed on during the quarter ended March 31, 2002:

(i)                                     On January 14, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting the election of a new member to the Company’s board of directors, announcing the results of the Company’s Phase II clinical trial and submitting a form of Placement Agency Agreement that was used in connection with the Company’s shelf registration statement on Form S-3 (file No. 333-41782).

(ii)                                  On January 16, 2002, the Company filed with the Securities and Exchange  Commission a Current Report on Form 8-K reporting its entrance into an arrangement with Robertson Stephens, Inc. as placement agent for the Company to place newly-issued shares of the Company’s common stock offered pursuant to a prospectus supplement to the Company’s then effective shelf registration statement.

(iii)                               On January 25, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K announcing the finalization of the placement of 2.575 million of the Company’s shares of common stock to a select group of new and existing shareholders.

(iv)                              On March 18, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K announcing the presentation of a positive report regarding its preliminary Phase III clinical trial results at the 2002 American College of Cardiology Annual Scientific Session in Atlanta on March 18, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIX Medical, Inc.

Date: May 15, 2002	By:	/s/ Pamela E. Carey

Pamela E. Carey
Vice President of Finance and Administration, Chief Financial Officer
(Principal Financial Officer and
Accounting Officer)