Form 10-Q
period 2003-03-31
EPIX MEDICAL INC
filed 2003-05-13
CIK 1027702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Common Stock, $.01 par value per share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a accelerated flier (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of May 2, 2003, 17,126,200 shares of the registrant’s Common Stock, $.01 par value per share, were issued and outstanding.

EPIX Medical, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (unaudited)

EPIX MEDICAL, INC.

BALANCE SHEETS

(unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$2,566,613	$4,540,444
Available-for-sale marketable securities	18,391,777	23,571,565
Royalties receivable	208,931	175,132
Prepaid expenses and other assets	741,152	516,199
Total current assets	21,908,473	28,803,340
Property and equipment, net	1,168,622	1,292,802
Other assets	56,634	59,088
Total assets	$23,133,729	$30,155,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,620,326	$1,894,561
Accrued expenses	7,085,186	6,403,927
Contract advances	1,630,991	3,132,071
Accrued reacquisition costs	2,400,000	2,400,000
Deferred revenue	2,626,233	2,609,127
Total current liabilities	15,362,736	16,439,686
Deferred revenue	7,150,102	7,829,029
Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 17,125,800 and 17,074,034 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	171,258	170,740
Additional paid-in capital	119,961,369	119,712,094
Accumulated deficit	(119,606,525)	(114,157,964)
Accumulated other comprehensive income	94,789	161,645
Total stockholders’ equity	620,891	5,886,515
Total liabilities and stockholders’ equity	$23,133,729	$30,155,230

See accompanying notes.

EPIX MEDICAL, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2003	2002

Revenues:
Product development revenue	$2,544,165	$1,230,887
Royalty revenue	482,800	307,338
License fee revenue	468,701	527,990
Total revenues	3,495,666	2,066,215
Operating expenses:
Research and development	7,391,448	5,411,514
General and administrative	1,606,917	1,378,457
Total operating expenses	8,998,365	6,789,971
Operating loss	(5,502,699)	(4,723,756)
Interest income	128,975	248,509
Interest expense	(47,644)	(95,911)
Loss before provision for income taxes	(5,421,368)	(4,571,158)
Provision for income taxes	27,194	18,489

Net loss	$(5,448,562)	$(4,589,647)

Weighted average shares:
Basic and diluted	17,090,243	16,417,407

Net loss per share, basic and diluted	$(0.32)	$(0.28)

See accompanying notes.

EPIX MEDICAL, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2003	2002

Operating activities:
Net loss	$(5,448,561)	$(4,589,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151,891	223,028
Changes in operating assets and liabilities:
Royalties receivable	(33,799)	(13,759)
Prepaid expenses and other current assets	(224,953)	(420,463)
Other long term assets	2,454	—
Accounts payable	(274,235)	(399,284)
Accrued expenses	681,259	(47,314)
Contract advances	(1,501,080)	715,572
Deferred revenue	(661,821)	(650,926)
Net cash used in operating activities	(7,308,845)	(5,182,793)
Investing activities:
Purchases of fixed assets	(27,711)	(347,333)
Purchases of marketable securities	—	(40,433,990)
Sale or redemption of marketable securities	5,112,932	13,889,767
Net cash provided by (used in) investing activities	5,085,221	(26,891,556)
Financing activities:
Repayment of capital lease obligations	—	(35,562)
Proceeds from stock options and warrants	249,793	520,711
Proceeds from sale of common stock	—	30,119,250
Net cash provided by financing activities	249,793	30,604,399
Net decrease in cash and cash equivalents	(1,973,831)	(1,469,950)
Cash and cash equivalents at beginning of period	4,540,444	13,609,883
Cash and cash equivalents at end of period	$2,566,613	$12,139,933

See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business

EPIX Medical, Inc. (“EPIX” or the “Company”) was formed on November 29, 1988 as a Delaware corporation and commenced operations in 1992. The Company is developing targeted contrast agents both to improve the capability and expand the use of magnetic resonance imaging (“MRI”) as a tool for diagnosing human disease. The Company’s lead product under development, MS-325, is an injectable contrast agent specifically designed for vascular imaging using magnetic resonance angiography (“MRA”) to diagnose atherosclerotic disease, including peripheral vascular disease and coronary artery disease.  The Company is also developing EP-2104R for imaging thrombus, or blood clots.

2.  Basis of Presentation

The unaudited condensed financial statements of EPIX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and the rules of the Securities and Exchange Commission or the Commission. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of the interim period ended March 31, 2003 are not necessarily indicative of the results expected for the full fiscal year.

The unaudited condensed financial statements and related disclosures have been prepared with the assumption that users of the unaudited condensed financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

3.  Significant Accounting Policies

Revenue

Product development revenue

In June 2000, the Company entered into a strategic collaboration agreement with Schering AG (“Schering”), whereby each party to the agreement will share equally in MS-325 costs and profits.  Revenue is recognized by the Company at the time it performs research and development activities for which Schering and other collaborators are obligated to reimburse the Company.  Schering’s product development revenues are recorded net of the Company’s portion of Schering’s actual or most recent estimate of their MS-325 research and development costs.  Payments received by the Company from Schering in advance of EPIX performing research activities are recorded as contract advances.

Royalty revenue

The Company earns royalty revenues pursuant to its sub-license on certain of its patents to Bracco.  Royalty revenues are recognized based on actual revenues as reported by Bracco to the Company, as available.  Otherwise, the Company estimates royalty revenues based on Bracco’s estimates, historical revenues and trends.  In connection with the execution of the sub-licensing arrangement in September 2001, Bracco made a $4.0 million refundable advance royalty payment to the Company, which is accounted for as deferred revenue.  A portion of this deferred revenue is recorded as revenue when royalties are earned, and as according to the agreement, a portion of the royalties earned is credited to the deferred revenue amount and the remaining portion is paid to the Company in cash.

The balance of the original $4.0 million advance royalty at March 31, 2003 and December 31, 2002 was $2.8 million and $3.0 million, respectively.  The patents sub-licensed to Bracco are owned by the Massachusetts General Hospital (“MGH”) and have been exclusively licensed to the Company.  The Company owes MGH a percentage of all royalties received from its sub-licenses.  Royalties paid to MGH, which totaled $18,000 and $23,000 for the three months ended March 31, 2003 and 2002, respectively, are classified as general and administrative expenses in the Statements of Operations.

License fee revenue

In 2000, the Company adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition (“SAB 101”) retroactively to January 1, 2000, changing its method of recognizing certain types of revenue.  Pursuant to SAB 101, the Company recognizes revenues from non-refundable license fees and milestone payments, not specifically tied to a separate earnings process, ratably over the period during which the Company has a substantial continuing obligation to perform services under the contract.

In September 2001, the Company sub-licensed certain patents to Bracco and received a $2.0 million license fee from Bracco.  This license fee is included in deferred revenue and is being recorded as revenue ratably from the time of the payment until the expiration of the MGH’s patent in 2006.

The Company also received a $3.0 million license fee from Bracco, which is contingent upon Bracco’s principal product, MultiHance®, gaining FDA approval in the US. This license fee is included in deferred revenue in the accompanying balance sheet and will be recorded as revenue ratably over the remaining life of the patent related to MultiHance®, beginning on the date of FDA approval. If MultiHance® does not gain FDA approval, the Company is obligated to repay the $3.0 million, first as an offset against royalties due, and then in cash to the extent such royalties are insufficient to meet the entire obligation.

Research and Development Expenses

Research and development costs, including those associated with technology, licenses and patents, are expensed as incurred.  Research and development costs include employee salaries and related costs, third party service costs and consulting expenses.

In order to conduct the clinical trials required for the Company’s initial product, MS-325, the Company enters into contracts with vendors who render services over an extended period of time, generally one to three years. Typically, the Company enters into two types of vendor contracts, time-based or patient-based.  Under a time-based contract, using critical factors contained within the contract, such as the stated duration of the contract and the timing of services provided, the Company records the contractual expense for each service provided ratably over the period during which the Company estimates the service will be performed.  Under a patient based contract, the Company first determines an appropriate per patient cost using critical factors contained within the contract, which include the estimated number of patients and the total dollar value of the contract. The Company then records expense based upon the total number of patients enrolled during the period.

On a quarterly basis, the Company reviews both the timetable of services to be rendered and the timing of services actually received. Based upon this review, revisions may be made to the forecasted timetable or the extent of services performed, or both, in order to reflect the Company’s most current estimate of the contract.

4. Loss per Share

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

5. Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires unrealized gains or losses on the Company’s available-for-sale marketable securities to be included in other comprehensive income (loss).  Total comprehensive loss for the three months ended March 31, 2003 and 2002 amounted to $5,515,417 and $4,814,474, respectively.

6. Employee Stock Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three months ended March 31,
	2003	2002

Net loss - as reported	$(5,448,562)	$(4,589,647)
Add: employee stock-based compensation included in net loss as reported	—	—
Less: pro forma adjustment for stock-based compensation	(747,926)	(973,295)
Net loss - pro forma	$(6,196,488)	$(5,562,942)

Net loss per share, basic and diluted
As reported	$(0.32)	$(0.28)
Pro forma	(0.36)	(0.34)
Effect of pro forma adjustment	$(0.04)	$(0.06)

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2003 and 2002 was $4.84 and $9.42 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Options		ESPP
	Three Months Ended March 31,
	2003	2002	2003	2002

Expected option term (years)	6.5	6.5	0.5	0.5
Expected stock price volatility	0.86	0.87	0.86	0.87
Risk-free interest rate	3.62%	3.52%	3.62%	3.52%

Because options vest over several years and the Company expects to grant options in future years, the above pro forma results of applying the provisions of FAS 123 are not necessarily indicative of the pro forma results in future years.

7. Recent Accounting Pronouncements

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”).  SFAS 148 amends Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation.  SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting” (“APB 28”) to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  SFAS 148’s amendment of the transition and annual disclosure requirements of SFAS 123 is effective for fiscal years ending after December 15, 2002.  SFAS 148’s amendment of the disclosure requirements of APB 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002.  The Company has provided the new disclosure in Note 6, “Employee Stock Compensation”, above.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since commencing operations in 1992, we have been principally engaged in the research and development of our product candidates, as well as seeking various regulatory clearances and patent protection. We have had no revenues from sales of our products and have incurred cumulative losses since inception through March 31, 2003 aggregating approximately $119.6 million.

We expect continued operating losses for the next several years as we incur expenses to support research and development efforts to obtain regulatory approvals for our product candidates.

Our initial product candidate, MS-325, is currently our only product candidate undergoing human clinical trials. We filed an investigational new drug (IND) application for MS-325 in July 1996. We initiated a Phase I clinical trial in 1996 and a Phase I dose escalation study in 1997, both of which have been completed. We completed a Phase II clinical trial in June 1998 to test the safety and preliminary efficacy of MS-325-enhanced magnetic resonance angiography, or MRA, for the evaluation of peripheral vascular disease and also completed a Phase II trial in June 2001 that was designed to compare the diagnostic accuracy of five different doses of MS-325-enhanced MRA with that of X-ray angiography in the aortoiliac arteries. In 2001, we completed enrollment in the first study of a two-arm Phase III clinical trial, which was initiated in June 1999, and was designed to determine the efficacy of MS-325-enhanced MRA for the detection of aortoiliac occlusive disease.  We announced the results of this trial in March 2002.  In October 2002, we announced that we had completed patient enrollment in the second of the two trials designed to detect peripheral vascular disease in the aortoiliac arteries.  We announced results of this trial in March 2003.  In September 2001, after discussions with the FDA, we expanded our initial target indication for MS-325 beyond aortoiliac occlusive disease to a broad peripheral vascular disease indication, which we expect will include the entire vasculature, except for the heart.  As a result of this expansion, we added two new Phase III trials to our Phase III clinical trial program, one in the renal (kidney) arteries and the other in the pedal (feet) arteries.  In February 2003, we announced that we had completed patient enrollment in these studies.  We plan to submit a New Drug Application, or NDA, to the FDA in 2003.

In March 2000, we completed enrollment in a Phase II clinical trial to test the safety and feasibility of MS-325 for detecting breast cancer, and in March 2001, we completed enrollment in a Phase II feasibility trial, which we conducted in collaboration with Pfizer, Inc. to explore the efficacy of MS-325-enhanced MRA in the diagnosis of female sexual arousal dysfunction. In April 2002, we completed enrollment in our MS-325-enhanced MRA Phase II feasibility trial for coronary artery disease.

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

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

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

In December 2001, the U.S. Securities and Exchange Commission, or the Commission, requested that all registrants discuss their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The Commission indicated that a “critical accounting policy” is one that is both important to the portrayal of the Company’s financial condition and operating results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our significant accounting policies are more fully described in Note 3 in the Notes to Condensed Financial Statements section of this Quarterly Report on Form 10-Q and in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  Not all significant accounting policies, however, require management to make difficult, subjective or complex judgments or estimates.  We believe that our accounting policies related to revenue recognition, research and development and employee stock compensation, as described below, are “critical accounting estimates and judgments.”

Revenue Recognition

In 2000, we adopted SEC Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements” retroactively to January 1, 2000, changing our method of recognizing revenue. Under SAB 101, we recognize revenues from non-refundable license fees and milestone payments not specifically tied to a separate earning process ratably over the period during which we have substantial continuing obligations to perform services under the contract. When the period of deferral cannot be specifically identified from the contract, we estimate the period of deferral based upon our obligations under the contract.  We continually review these estimates and, if any of these estimates change, an adjustment is recorded in the period in which they can become reasonably estimable.  These adjustments could have a material effect on our results of operations.  In the third quarter of 2002, we increased the estimated time period over which we will provide services under the Tyco/Mallinckrodt agreement from 89 months to 93 months, resulting in a reduction in revenue of approximately $59,000 for the first quarter of 2003.

Payments received from Schering AG for development cost sharing obligations are recorded as revenue when the underlying costs are incurred.  Non-refundable payments received for which revenue has not been earned are recorded as deferred revenue. Contract advances represent refundable amounts received in advance of services rendered.

Royalty revenues are recognized based on actual revenues as reported to us by Bracco.  When actual results are not available, we estimate royalty revenues based on Bracco’s estimates of historical revenues and trends.  We continually review these estimates and record adjustments to the estimates when we receive actual information from Bracco.  These adjustments have not been significant to date, but could have a material effect on our future results of operations.

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

Employee Stock Compensation

We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations in accounting for our employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. If we had accounted for stock options under SFAS 123, we would have recorded additional compensation expense for the stock option grants to employees.

If we are unable to or decide not to continue to account for stock options under APB 25, our financial results would be materially adversely affected to the extent of the additional compensation expense that we would have to recognize, which could change significantly from period to period based on several factors including the number of stock options granted and fluctuations in our stock price and/or interest rates.  See Note 6 to the Notes to Condensed Financial Statements (unaudited).

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2003 and 2002

Revenues

Revenues for the three months ended March 31, 2003 and 2002 were $3.5 million and $2.1 million, respectively. Revenues for the three-month period ended March 31, 2003 consisted of $2.5 million of product development revenue from Schering AG, $588,000 of royalty and license fee revenue related to the Bracco agreement and $363,000 of license fee revenue related to the Schering AG and Tyco /Mallinckrodt strategic collaboration agreements for the development and marketing of MS-325.  The increase in revenues of $1.4 million for the three months ended March 31, 2003 compared to the same period last year primarily related to product development revenue from Schering AG.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2003 were $7.4 million as compared to $5.4 for the same period in 2002.  The increase of $2.0 million was primarily attributable to increased costs associated with research and development personnel and clinical trials related to the advancement of MS-325 through its Phase III clinical trial program, including studies in patients with liver and kidney disease.

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

Both the time-frame and costs involved in completing the development of MS-325, gaining FDA approval and commercializing the product may vary greatly for several reasons, including the following:

•                                          We conduct our Phase III clinical trial program in accordance with specific protocols, which we have filed with the FDA. If the FDA modifies the protocols we have filed with them or requires us to perform additional studies, we could incur significant additional costs and additional time to complete our Phase III clinical trial program according to the revised plan. This would also result in a delay in our ability to submit an NDA to the FDA and a delay in the commercialization of our product.

•                                          We rely on third party clinical trial centers to find suitable patients for our clinical trial program. If these third parties do not find suitable patients in the time-frame for which we have planned, we will not be able to complete our clinical trial program according to our expected schedule. Such a delay would result in an increase in costs for the development of our MS-325 program, a delay in submitting an NDA to the FDA and a delay in the commercialization of our product.

•                                          We rely on third party contract research organizations for a variety of activities in our clinical trial program, including conducting blinded reading activities, lab testing and analysis of clinical samples and data collection, cleanup and analysis.  A delay in these activities would result in an increase in costs, a delay in submitting an NDA to the FDA and a delay in the commercialization of our product.

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

For our second project, the thrombus program, we are developing a targeted contrast agent that would enable MRI to illuminate blood clots.  In March 2003, we announced that we had selected a compound for development in the thrombus program, EP-2104R, as an imaging agent specifically designed to enable detection of thrombus, or blood clots, in humans using MRI.  Such a product could potentially change the diagnostic work-up for many of the conditions associated with thromboembolic disease, including pulmonary embolism, stroke, coronary thrombus and deep vein thrombosis. We believe that the use of this new approach could lead to better medical outcomes due to earlier and more definitive diagnosis. We further believe that our proprietary technology platform could enable MRI to differentiate old and new clot formation, potentially identifying those clots that pose the most risk to patients and those that are the most treatable.

We have not yet entered into a strategic collaboration with a third party for the development and marketing of EP-2104R. Therefore, we have generated no revenues from this program and have fully funded its costs to date.

The amount of expenditure necessary to execute our thrombus business plan is subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. Completion of product candidates may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.  Consequently, we cannot predict, at this time, the amount of research and development costs that we will incur with regards to our thrombus program.

The duration and cost of bringing a product to market may vary significantly over the life of a project as a result of differences arising during and after clinical trials, including, among others, the following:

•                                          Time needed for regulatory approval;

•                                          Number of patients, costs per patient and the rate of patient recruitment in the clinical trial program;

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

General and Administrative Expenses

General and administrative expenses, which consist primarily of salaries, benefits, outside professional services and related costs associated with our executive, finance and accounting, business development, marketing, human resources, legal and corporate communications activities, were $1.6 million for the three months ended March 31, 2003 as compared to $1.4 million for the three months ended March 31, 2002.  The increase of $228,000 was primarily attributed to MS-325 marketing and corporate communications activities and to higher costs for legal and directors and officers insurance.  General and administrative expenses also included royalties payable to Massachusetts General Hospital (“MGH”) based on sales by Bracco of MultiHance®.  Royalty expenses totaled $18,000 and $23,000 for the three months ended March 31, 2003 and 2002, respectively.

Interest Income and Interest Expense

Interest income for the three months ended March 31, 2003 was $129,000 as compared to $249,000 for the three months ended March 31, 2002.  The decrease of approximately $120,000 was primarily due to lower average levels of invested cash, cash equivalents and marketable securities and to lower interest rates.  We classify net realized gains and losses in interest income.  During the three months ended March 31, 2003 and 2002, there were no realized gains or losses on marketable securities.  Interest expense for the three months ended March 31, 2003 and 2002 was $46,000 and $96,000, respectively.  The decrease in interest expense resulted from lower interest rates during the three-month period ended March 31, 2003 applied to the royalty advances from Bracco.

Provision for Income Taxes

The provision for income taxes, which represents Italian income taxes related to the Bracco agreement, was $27,000 for the three months ended March 31, 2003 as compared to $18,000 for the three months ended March 31, 2002.  The higher foreign income tax expense of approximately $9,000 is directly attributed to higher royalty revenues from Bracco.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity consist of cash, cash equivalents and available-for-sale marketable securities of $21.0 million at March 31, 2003 as compared to $28.1 million at December 31, 2002.

We used approximately $7.3 million of net cash to fund operations for the three months ended March 31, 2003 compared to $5.2 million for the three months ended March 31, 2002.  A net loss of $5.4 million, combined with a reduction in contract advances of $1.5 million resulting both from the annual rectification of advances from Schering AG and to the lower expected funding of research and development costs for MS-325 by Schering AG in the second quarter of 2003, primarily accounted for the net cash used in operations during the three-month period ended March 31, 2003.

Our investing activities resulted in net cash provided of $5.1 million for the three months ended March 31, 2003 as compared to net cash used of $26.9 million for the three months ended March 31, 2002.  For the three months ended March 31, 2003, we received proceeds of $5.1 million from the sales and redemptions of available-for-sale marketable securities. During the same period last year, we purchased approximately $40.4 million of available-for-sale marketable securities, with most of the proceeds coming from our January 2002 common stock offering, and the sale or redemption of available-for-sale marketable securities.  Other investing activities included capital expenditures of $28,000 for the three months ended March 31, 2003 as compared to $347,000 for the three months ended March 31, 2002.  Our capital expenditures primarily consist of purchases of property and equipment, including lab equipment, computer equipment and software.  We expect that our capital expenditures may increase in the future as we continue to enhance and expand our principal lab space.

Cash provided by financing activities was $250,000 for the three months ended March 31, 2003 as compared to $30.6 million for the three months ended March 31, 2002.  The principal source of financing for the three months ended March 31, 2003 was the proceeds from stock option exercises.  This compares with net proceeds of approximately $30.1 million for the three months ended March 31, 2002 which came from the issuance and sale of 2.575 million shares of our common stock pursuant to our previously filed shelf registration statement in January 2002.

We currently receive quarterly cash payments from Schering AG for their share of development costs of MS-325, quarterly royalty payments from Bracco for their sales of MultiHance® and interest income earned on our cash, cash equivalents and available-for-sale marketable securities. In the future, we may also obtain funding from collaborations for our EP-2104R program or for other research activities or from a sale of shares of our common stock pursuant to our effective shelf registration statement filed with the SEC in March 2002, whereby we registered 5 million shares of our common stock.  Additional future cash flows depend on the successful filing of an NDA, FDA approval and product launch of MS-325, and include up to $27.0 million in milestone payments from Schering AG and our share of the profits earned on sales of MS-325 worldwide. We may also receive royalties on sales of Schering AG’s Eovist product if it is approved for sale by the FDA or international regulatory authorities pursuant to a license agreement with Schering AG.

Known outflows, in addition to our ongoing research and development and general and administrative expenses, include the semi-annual royalties that we owe to MGH on sales by Bracco of MultiHance®, and $2.4 million we owe Daiichi in December 2003 under the terms of our reacquisition agreement with Daiichi. Other potential future outflows depend on the successful filing of an NDA, FDA approval and product launch of MS-325, which include $5.0 million of milestone payments due Tyco/Mallinckrodt, a share of profits due Tyco/Mallinckrodt on sales of MS-325 worldwide, except Japan, a royalty to Daiichi on sales of MS-325 in Japan and a royalty due MGH on our share of the profits of MS-325 worldwide.  We will also be required to repay Bracco any unearned prepaid royalties, equaling $2.8 million at March 31, 2003, upon termination of our license agreement with Bracco, plus an additional $3.0 million if MultiHance® does not receive FDA approval in the U.S.  In November 2002, Bracco announced that it had received an approvable letter from the FDA for MultiHance®.

We estimate that cash, cash equivalents and marketable securities on hand as of March 31, 2003 will be sufficient to fund our operations into the first quarter of 2004. We believe that we will need to raise additional funds for research, development and other expenses through equity or debt financing, strategic alliances or otherwise, in order to achieve commercial introduction of any of our product candidates. We anticipate that our development expenses for MS-325 will decrease significantly as a result of our having completed enrollment in our Phase III clinical trial program in the first quarter of 2003.  In the absence of additional fundraising, in order to fund our operations into the second quarter of 2004, we would need to curtail our research programs, our EP-2104R program and significantly reduce operating expenses.  We believe that program curtailment and operating expense reductions along these lines can be carried out without impacting our plans for submitting the NDA for MS-325.  Our future liquidity and capital requirements will depend on numerous factors, including the following: the progress and scope of clinical trials; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both United States and foreign governmental approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the extent to which our products, if any, gain market acceptance; the timing and costs of product introductions; the extent of our ongoing research and development programs; the costs of training physicians to become proficient with the use of our potential products; and, if necessary, once regulatory approvals are received, the costs of developing marketing and distribution capabilities.

Because of anticipated spending to support new research programs as well as the continued development of MS-325 and EP-2104R, we do not expect positive cash flow from operating activities for any future quarterly or annual period prior to commercialization of MS-325. Our ability to reach positive cash flow subsequent to the commercialization of MS-325 will depend on its market acceptance and successful launch by our partner Schering AG, as well as the ability of our partner Tyco/Mallinckrodt to manufacture sufficient quantities of MS-325 to support Schering AG’s sales and marketing activities.  We anticipate continued investments in fixed assets, including equipment and facilities expansion to support new and continuing research and development programs. In the second quarter of 2002, we signed a lease agreement that increased our future lease commitments by $3.4 million that will enable us to utilize our current principal scientific facilities through December 31, 2007.  We also have a lease for nearby office space, which expires in October 2003.  If we unable to extend the lease, which expires in October 2003, we expect that adequate alternative space will be available at acceptable terms.

Our major outstanding contractual obligations relate to our facilities leases and our present obligations to strategic partners.  We did not include any commitments for obligations due on our commercial contracts or clinical trial programs since most of our commercial contracts or clinical trial programs contain termination clauses, exercisable by either party, which limit potential future obligations.

Below is a table that represents our contractual obligations and commercial commitments as of March 31, 2003:

		Payments due by period
	Total	Remaining nine months of 2003	2004	2005	2006 & beyond
Operating leases	$4,138,873	$1,098,364	$823,105	$746,184	$1,471,220
Accrued reacquisition costs	2,400,000	2,400,000	—	—	—
	$6,538,873	$3,498,364	$823,105	$746,184	$1,471,220

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

Certain Factors That May Affect Future Results of Operations

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the uncertainties associated with pre-clinical studies and clinical trials; the early stage of our initial product development and lack of product revenues; our history of operating losses and accumulated deficit; our lack of commercial manufacturing experience and commercial sales, distribution and marketing capabilities; reliance on suppliers of key materials necessary for production of our products and technologies; the potential development by competitors of competing products and technologies; our dependence on existing and potential collaborative partners, and the lack of assurance that we will receive any funding under such relationships to develop and maintain strategic alliances; the lack of assurance regarding patent and other protection for our proprietary technology; governmental regulation of our activities, facilities, products and personnel; the dependence on key personnel; uncertainties as to the extent of reimbursement for the costs of our potential products and related treatments by government and private health insurers and other organizations; the potential adverse impact of government-directed health care reform; the risk of product liability claims; and economic conditions, both generally and those specifically related to the biotechnology industry. As a result, our future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed below or throughout the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors, and other information in our periodic reports filed with the SEC. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

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

To date, we have received revenues from payments made under licensing, royalty arrangements, product development and marketing agreements with strategic collaborators. In particular, our revenue for the three months ended March 31, 2003 was $3.5 million, and consisted of $2.5 million from the product development portion of our strategic collaboration agreement with Schering AG and Pfizer, $588,000 from a patent licensing and royalty agreement with Bracco Imaging, S.p.A. and $363,000 of license fee revenue related to the strategic collaboration agreements for the development, manufacturing and marketing of MS-325 with Schering AG and Tyco/Mallinckrodt. In addition to these sources of revenue, we have financed our operations to date through public stock offerings, private sales of equity securities and equipment lease financings.

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

Our future financial results are uncertain. We have experienced significant losses since we commenced operations in 1992. Our accumulated net losses as of March 31, 2003 were approximately $119.6 million. These losses have primarily resulted from expenses associated with our research and development activities, including preclinical and clinical trials, and general and administrative expenses. We anticipate that our research and development expenses will remain significant in the future, and we expect to incur substantial losses over at least the next several years as we continue our research and development efforts, pre-clinical testing and clinical trials and as we implement manufacturing, marketing and sales programs. As a result, we cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors, the market price of our common stock may decline and consequently our business may not be sustainable.

If the market does not accept our technology and products, we may not generate sufficient revenues to achieve or maintain profitability.

The commercial success of MS-325 and our other product candidates, when and if approved for marketing by the FDA and corresponding foreign agencies, depends on their acceptance by the medical community and third party payors as clinically useful, cost-effective and safe. While contrast agents are currently used in an estimated 25% to 35% of all MRI exams, there are no MRI agents approved by the FDA for vascular imaging. Furthermore, clinical use of MRI for vascular imaging, known as magnetic resonance angiography (MRA), has been limited and use of MRA for peripheral vascular disease imaging has occurred mainly in research and academic centers. Market acceptance, and thus sales of our product candidates, will depend on several factors, including:

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

We estimate that cash, cash equivalents and marketable securities on hand as of March 31, 2003 will be sufficient to fund our operations into the first quarter of 2004. We believe that we will need to raise additional funds for research, development and other expenses through equity or debt financing, strategic alliances or otherwise, in order to achieve commercial introduction of any of our product candidates. We anticipate that our development expenses for MS-325 will decrease significantly as a result of our having completed enrollment in our Phase III clinical trial program in the first quarter of 2003.  In the absence of additional fundraising, in order to fund our operations into the second quarter of 2004, we would need to curtail our research programs, our thrombus program and significantly reduce operating expenses.  We believe that program curtailment and operating expense reductions along these lines can be carried out without impacting our plans for submitting the NDA for MS-325.

We have a limited manufacturing capability and we intend to rely on outsourced manufacturing to produce MS-325.

We do not have, nor do we currently have plans to develop, full-scale manufacturing capability for MS-325. While we have manufactured small amounts of MS-325 for research and development efforts, we intend to rely on Tyco/Mallinckrodt as the primary manufacturer of MS-325 for any future human clinical trials and commercial use. In the event that Tyco/Mallinckrodt fails to fulfill its manufacturing responsibilities satisfactorily, Schering AG has the right to purchase MS-325 from a third party or to manufacture the compound itself. However, either course of action could materially delay the manufacture and development of MS-325. Schering AG may not be able to find an alternative manufacturer.  In addition, Schering AG may not be able to manufacture MS-325 itself in a timely manner.  If we experience a delay in manufacturing, it could result in a delay in the approval or commercialization of MS-325 and have a material adverse effect on our business, financial condition and results of operations.

If MRI manufacturers are not able to enhance their hardware and software, we will not be able to complete development of our contrast agent for the evaluation of cardiac indications.

Although magnetic resonance imaging hardware and software is sufficient for the evaluation of peripheral vascular disease, which is our primary target indication, we believe that the technology is not as advanced for cardiac applications, which will be our next clinical development target. Our initial NDA filing for MS-325 will be related to peripheral vascular disease. Peripheral vascular disease, as it relates to our primary target indication, occurs in areas of the body where imaging sequences on scanners currently allow for the use of MS-325-enhanced magnetic resonance angiography for diagnostic purposes, which covers the entire body’s vascular system, except for the heart. Based on feasibility studies we have conducted, however, the imaging technology available for cardiac applications, including coronary angiography and cardiac perfusion imaging, is not developed to the point where there is clear visualization of the cardiac region, due to the effects of motion from breathing and from the beating of the heart. Although not our primary focus, we plan to continue to conduct feasibility studies for cardiac indications using available software and hardware that can be adopted for coronary and cardiac perfusion data acquisition. We have entered into research collaborations with General Electric Medical Systems and Phillips Medical Systems that include development and optimization of cardiac imaging sequences with contrast agents like MS-325. We have also collaborated with a number of leading academic institutions to help optimize cardiac imaging with MS-325. While significant progress has been made in developing these clinical applications for cardiac imaging, we do not know when, or if, these techniques will enable MS-325 to provide clinically relevant images in cardiac indications. If MRI product manufacturers are not able to enhance their scanners to perform clinically useful cardiac imaging, we will not be able to complete our development activities of MS-325 for that application, thereby reducing the potential market for a product in this area.

Our competitors may have greater financial resources, superior products or product candidates, manufacturing capabilities and/or marketing expertise, and we may not be able to compete with them successfully.

Medical technology is subject to intense competition and rapid technological change. We have many competitors, including pharmaceutical, biotechnology and chemical companies, a number of which, including our strategic partners, are actively developing and marketing products that could compete with our product candidates. Specifically, although there are no MRI contrast agents FDA-approved for vascular imaging, there are a number of general use MRI agents approved for other clinical applications in the United States and certain foreign markets that are likely to compete with MS-325 if MS-325 is approved for MRA. Collectively, these general use agents are referred to as “extracellular” agents, and include: Magnevist® and Gadovist® by Schering AG, Dotarem® by Guerbet, S.A., Omniscan® by Amersham Health, ProHance® and MultiHance® by Bracco Imaging S.p.A. and OptiMark® by Tyco/Mallinckrodt. Extracellular agents are broadly-accepted in the market as general use MRI agents. None of these agents is currently approved by the FDA for MRA, but their use in applications outside of the primary indication described in the product labeling is increasing and could present significant adoption hurdles for MS-325 if such use becomes entrenched in the marketplace. Additionally, we believe that some of these general use agents are in clinical trials for an MRA indication. However, these general use agents are not specifically designed for vascular imaging and because they “leak” out of the blood vessels into the extracellular space, they do not provide the extended imaging window associated with MS-325. In addition, we are aware of six agents that are under clinical development for use with MRA: Schering AG’s Gadovist, Gadomer-17 and SHU555C, Guerbet’s P792 (Vistarem), Bracco’s B-22956/1 and Advanced Magnetic’s Code 7228. Public information on the status of clinical development and performance characteristics for these agents is limited. However, many of these competitors have substantially greater capital and other resources than we do and may represent significant competition for us. These companies may succeed in developing technologies and products that are more effective or less costly than any of those that we may develop. In addition, these companies may be more successful than we are in developing, manufacturing and marketing products.

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

	Advantages	Disadvantages

MRI	• 3-dimensional images	• Requires high level of
	• Minimally-invasive	training
	• Favorable safety profile	• Inadvisable for patients
	• High quality images	with cardiac pacemakers
• Less widely available

CT Angiography	• Rapid and easy data	• Radiation
	acquisition	• Varying levels of toxicity
• Calcium and bone artifacts
• Time consuming
post-processing

DSA	• Significant clinical	• Invasive
(X-ray Angiography)	experience	• Radiation
	• Opportunity to treat in	• Varying levels of toxicity
	same procedure	• Significant safety risks
	• Highest resolution	• 2-dimensional images
• Expensive
• Patient recuperation time

Ultrasound	• Low cost	• Operator dependent
	• Fast	• Lack of anatomic detail
	• Widely available	• Bone precludes use in many
	• Non-invasive	vascular beds
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

We may need to bring costly and time-consuming litigation against third parties in order to enforce our issued patents, protect our trade secrets and know how, or to determine the enforceability, scope and validity of proprietary rights of others. In addition to being costly and time-consuming, such lawsuits could divert management’s attention from other business concerns. These lawsuits could also result in the invalidation or a limitation in the scope of our patents or forfeiture of the rights associated with our patents or pending patent applications. We may not prevail and a court may find damages or award other remedies in favor of an opposing party in any such lawsuits. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. Securities analysts or investors may perceive these announcements to be negative, which could cause the market price of our stock to decline. In addition, the cost of such litigation could have a material adverse effect on our business and financial condition.

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

This regulatory approval process is lengthy and expensive. Although some of our employees have experience in obtaining regulatory approvals, we have only limited experience in filing or pursuing applications necessary to gain regulatory approvals. Preclinical testing of our product development candidates is subject to Good Laboratory Practices as prescribed by the FDA and the manufacture of any products developed by us will be subject to Good Manufacturing Practices as prescribed by the FDA. We may not obtain the necessary FDA clearances and subsequent approvals in a timely manner, if at all. We can not be sure as to the length of the clinical trial period or the number of patients that will be required to be tested in the clinical trials in order to establish the safety and efficacy of MS-325 or any of our future product candidates. Our clinical trials may not be successful, and we may not complete them in a timely manner. We could report serious side effects as the clinical trials proceed. Our results from early clinical trials may not predict results that we obtain in later clinical trials, even after promising results in earlier trials. The rate of completion of our clinical trials depends upon, among other things, the rate of patient enrollment and subsequent blinded reading of images and data analysis. Furthermore, we, the FDA or other regulatory authorities may alter, suspend or terminate clinical trials at any time. For example, in September 2001, after discussions with the FDA, we expanded our initial target indication for MS-325 from one specific body region, the aortoiliac region, to a broader indication that includes the entire body’s peripheral vascular system, except for the heart. This expansion required us to add two new clinical trials to our then existing Phase III clinical trial program, one to determine the efficacy of MS-325 enhanced MRA for the detection of peripheral vascular disease in the renal (kidney) arteries, and another to determine the efficacy of MS-325 enhanced MRA for the detection of peripheral vascular disease in the pedal (feet) arteries. Although providing us with greater market potential for the sale of MS-325 upon approval, this change to our Phase III clinical trial program, and the associated delay in the start up of new clinical centers, resulted in an approximate fifteen month delay in our NDA submission and an increase in costs associated with the program. If we do not successfully complete our Phase III clinical trial program, we will not have a product to market.

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

Future United States legislative or administrative actions also could prevent or delay regulatory approval of our product candidates. Even if we obtain regulatory approvals, they may include significant limitations on the indicated uses for which we may market a product. A marketed product also is subject to continual FDA and other regulatory agency review and regulation. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions. Further, many academic institutions and companies conducting research and clinical trials in the MRI contrast agent field are using a variety of approaches and technologies. If researchers obtain any adverse results in preclinical studies or clinical trials, it could adversely affect the regulatory environment for MRI contrast agents generally. In addition, if we obtain marketing approval, the FDA may require post marketing testing and surveillance programs to monitor the product’s efficacy and side effects. Results of these post-marketing programs may prevent or limit the further marketing of the monitored product. If we cannot successfully market our products, we will not generate sufficient revenues to achieve or maintain profitability.

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

We could be adversely affected by changes in reimbursement policies of governmental or private healthcare payors, particularly to the extent any such changes affect reimbursement for procedures in which our product candidates would be used. Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from third party payors for the procedures in which our products would be used or adverse changes in governmental and private third party payors’ policies toward reimbursement for such procedures would have a material adverse effect on our ability to market our products and consequently it would have an adverse effect on our business, financial condition and results of operations. If we obtain the necessary foreign regulatory approvals, market acceptance of our product candidates in international markets would be dependent, in part, upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance. We intend to seek international reimbursement approvals, although we cannot assure you that any such approvals will be obtained in a timely manner, if at all, and failure to receive international reimbursement approvals could have an adverse effect on market acceptance of our products in the international markets in which such approvals are sought.

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

During the first quarter of 2003, the closing price of our common stock ranged from $8.00 to $6.40. The last reported sales price for our common stock on May 2, 2003 was $10.05. If our stock price declines significantly, we may be unable to raise additional capital. Significant declines in the price of our common stock could also impede our ability to attract and retain qualified employees and reduce the liquidity of our common stock.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of similarly staged companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company’s securities, shareholders have often brought class action securities litigation against that company. Such litigation, if brought against us, could result in substantial costs and a diversion of management’s attention and resources.

Certain anti-takeover clauses in our charter and by-law provisions and in Delaware law may make an acquisition of us more difficult.

Our Restated Certificate of Incorporation authorizes the Board of Directors to issue, without stockholder approval, up to 1,000,000 shares of preferred stock with voting, conversion and other rights and preferences that could adversely affect the voting power or other rights of the holders of Common Stock. The issuance of Preferred Stock or of rights to purchase Preferred Stock could be used to discourage an unsolicited acquisition proposal. In addition, the possible issuance of Preferred Stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of our Common Stock or limit the price that investors might be willing to pay for shares of our Common Stock. The Restated Certificate provides for staggered terms for the members of the Board of Directors. A staggered Board of Directors and certain provisions of our By-laws and of Delaware law applicable to us could delay or make more difficult a merger, tender offer or proxy contest involving us. We, for example, are subject to Section 203 of the General Corporate Law of Delaware, which, subject to certain exceptions, restricts certain transactions and business combinations between a corporation and a stockholder owning 15% or more of the corporation’s outstanding voting stock for a period of three years from the date the stockholder becomes an interested stockholder. These provisions may have the effect of delaying or preventing a change of control of us without action by the stockholders and, therefore, could adversely affect the price of our stock.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would result in an increase or decrease in the fair market value of our total portfolio of approximately $18,000 at March 31, 2003.

The interest rate of our agreement with Bracco S.p.A. is adjustable on a quarterly basis and therefore subjects the Company to interest rate risk. However, based on the outstanding balance of $4,000,000, a portion of total deferred revenue, and an interest rate of 5.25% (prime plus 1%) at March 31, 2003, a 10% increase in the prime rate would increase the Company’s annual interest expense by approximately $21,000.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b)  Changes in Internal Controls.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)                              EXHIBITS

Exhibit Number	Description
Exhibit 99.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Michael D. Webb.
Exhibit 99.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Peyton J. Marshall.
Exhibit 99.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

(B)           REPORTS ON FORM 8-K

On February 4, 2003, the Company filed a Current Report on Form 8-K reporting that enrollment had been completed for two MS-325 Phase III pivotal clinical trials for the detection of vascular disease in the pedal and renal arteries.

On March 10, 2003, the Company filed a Current Report on Form 8-K reporting that data from its second pivotal Phase III MS-325 clinical trial in patients with suspected vascular disease in the aortoiliac region were presented at the 2003 European Congress of Radiology Annual Scientific Session.

On April 1, 2003, the Company filed a current Report on Form 8-K reporting that it had selected a novel compound to move toward clinical development.  The compound, named EP-2104R, is an imaging agent specifically designed to enable detection of thrombus, or blood clots, in humans using MRI.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIX Medical, Inc.

Date: May 13, 2003	By:	/s/ PEYTON J. MARSHALL, Ph.D.

Peyton J. Marshall, Ph.D.
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)