Form 10-Q
period 2003-06-30
EPIX MEDICAL INC
filed 2003-07-28
CIK 1027702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Common Stock, $.01 par value per share
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated flier (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of July 22, 2003, 17,305,907 shares of the registrant’s Common Stock, $.01 par value per share, were issued and outstanding.

EPIX Medical, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (unaudited)

EPIX MEDICAL, INC.

BALANCE SHEETS

(unaudited)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$15,484,187	$4,540,444
Available-for-sale marketable securities	10,170,270	23,571,565
Royalties receivable	247,341	175,132
Prepaid expenses and other assets	478,971	516,199
Total current assets	26,380,769	28,803,340
Property and equipment, net	1,084,613	1,292,802
Other assets	49,108	59,088
Total assets	$27,514,490	$30,155,230

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,846,901	$1,894,561
Accrued expenses	6,246,588	6,403,927
Contract advances	2,391,089	3,132,071
Accrued reacquisition costs	2,400,000	2,400,000
Deferred revenue	2,468,786	2,609,127
Total current liabilities	15,353,364	16,439,686
Deferred revenue	6,636,823	7,829,029
Long-term debt	7,500,000	—
Stockholders’ (deficit) equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 17,286,458 and 17,074,034 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	172,864	170,740
Additional paid-in-capital	121,029,458	119,712,094
Accumulated deficit	(123,226,266)	(114,157,964)
Accumulated other comprehensive income	48,247	161,645
Total stockholders’ (deficit) equity	(1,975,697)	5,886,515
Total liabilities and stockholders’ (deficit) equity	$27,514,490	$30,155,230

See accompanying notes.

EPIX MEDICAL, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenues:
Product development revenue	$2,781,037	$2,776,790	$5,325,202	$4,007,677
Royalty revenue	617,396	432,480	1,100,196	739,818
License fee revenue	423,767	527,990	892,468	1,055,980
Total revenues	3,822,200	3,737,260	7,317,866	5,803,475
Operating expenses:
Research and development	5,890,935	9,002,603	13,282,383	14,414,117
General and administrative	1,558,091	1,670,328	3,165,008	3,048,785
Total operating expenses	7,449,026	10,672,931	16,447,391	17,462,902
Operating loss	(3,626,826)	(6,935,671)	(9,129,525)	(11,659,427)
Interest income	99,905	369,355	228,880	617,864
Interest expense	(54,001)	(96,352)	(101,645)	(192,263)
Loss before provision for income taxes	(3,580,922)	(6,662,668)	(9,002,290)	(11,233,826)
Provision for income taxes	38,818	25,949	66,012	44,438

Net loss	$(3,619,740)	$(6,688,617)	$(9,068,302)	$(11,278,264)

Weighted average shares:
Basic and diluted	17,177,677	16,985,677	17,134,201	16,703,111

Net loss per share, basic and diluted	$(0.21)	$(0.39)	$(0.53)	$(0.68)

See accompanying notes.

EPIX MEDICAL, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2003	2002

Operating activities:
Net loss	$(9,068,302)	$(11,278,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	302,566	476,036
Changes in operating assets and liabilities:
Royalties receivable	(72,209)	(56,873)
Prepaid expenses and other current assets	37,228	(408,482)
Other long term assets	9,980	—
Accounts payable	(47,660)	534,860
Accrued expenses	(157,339)	1,918,363
Contract advances	(740,982)	(1,396,750)
Deferred revenue	(1,332,547)	(1,351,909)
Net cash used in operating activities	(11,069,265)	(11,563,019)
Investing activities:
Purchases of fixed assets	(94,377)	(700,930)
Purchases of marketable securities	—	(40,477,224)
Sale or redemption of marketable securities	13,287,897	14,002,617
Net cash provided by (used in) investing activities	13,193,520	(27,175,537)
Financing activities:
Repayment of capital lease obligations	—	(56,919)
Proceeds from long-term debt	7,500,000	—
Proceeds from employee stock purchase plan, stock options and warrants	1,319,488	913,989
Proceeds from sale of common stock	—	30,105,966
Net cash provided by financing activities	8,819,488	30,963,036
Net increase (decrease) in cash and cash equivalents	10,943,743	(7,775,520)
Cash and cash equivalents at beginning of period	4,540,444	13,609,883
Cash and cash equivalents at end of period	$15,484,187	$5,834,363

Supplemental cash flow information:
Cash paid for interest	$108,493	$231,206
Cash paid for taxes	$58,938	$39,531

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

2.  Basis of Presentation

The unaudited condensed financial statements of EPIX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and the rules of the Securities and Exchange Commission or the Commission. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of the interim period ended June 30, 2003 are not necessarily indicative of the results expected for the full fiscal year.

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

3.  Significant Accounting Policies

Revenue

Product development revenue

In June 2000, the Company entered into a strategic collaboration agreement with Schering AG (“Schering”), whereby each party to the agreement will share equally in MS-325 costs and profits.  In May 2003, the Company entered into a development agreement with Schering for EP-2104R and a collaboration agreement with Schering for MRI research as described in Note 7.  Revenue is recognized by the Company at the time it performs research and development activities for which Schering and other collaborators are obligated to reimburse the Company.  Product development revenues from Schering are recorded net of the Company’s portion of Schering’s actual or most recent estimate of their MS-325 research and development costs.  Payments received by the Company from Schering in advance of EPIX performing research and development activities are recorded as contract advances.

Royalty revenue

The Company earns royalty revenues pursuant to its sub-license on certain of its patents to Bracco Imaging S.p.A. (“Bracco”).  Royalty revenues are recognized based on actual revenues as reported by Bracco to the Company, as available.  Otherwise, the Company estimates royalty revenues based on Bracco’s estimates, historical revenues and trends.  In connection with the execution of the sub-licensing arrangement in September 2001, Bracco made a $4.0 million refundable advance royalty payment to the Company, which is accounted for as deferred revenue.  A portion of this deferred revenue is recorded as revenue when royalties are earned, and as according to the agreement, a portion of the royalties earned is credited to the deferred revenue amount and the remaining portion is paid to the Company in cash.

The balance of the original $4.0 million advance royalty at June 30, 2003 and December 31, 2002 was $2.5 million and $3.0 million, respectively.  The patents sub-licensed to Bracco are owned by the Massachusetts General Hospital (“MGH”) and have been exclusively licensed to the Company.  The Company owes MGH a percentage of all royalties received from its sub-licenses.  Royalties paid to MGH, which totaled $28,000 and $19,000 for the three months ended June 30, 2003 and 2002, respectively, and $50,000 and $33,000 for the six months ended June 30, 2003 and 2002, respectively, are classified as general and administrative expenses in the Statements of Operations.

License fee revenue

In 2000, the Company adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition (“SAB 101”), retroactively to January 1, 2000, changing its method of recognizing certain types of revenue.  Pursuant to SAB 101, the Company recognizes revenues from non-refundable license fees and milestone payments, not specifically tied to a separate earnings process, ratably over the period during which the Company has a substantial continuing obligation to perform services under the contract.

In September 2001, the Company sub-licensed certain patents to Bracco and received a $2.0 million license fee from Bracco. This license fee is included in deferred revenue and is being recorded as revenue ratably from the time of the payment until the expiration of the MGH’s patent in 2006.

The Company also received a $3.0 million license fee from Bracco, which is contingent upon Bracco’s principal product, MultiHance®, gaining FDA approval in the United States. This license fee is included in deferred revenue in the accompanying balance sheet and will be recorded as revenue ratably over the remaining life of the patent related to MultiHance®, beginning on the date of FDA approval. If MultiHance® does not gain FDA approval, the Company is obligated to repay the $3.0 million, first as an offset against royalties due, and then in cash to the extent such royalties are insufficient to meet the entire obligation.

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

5. Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires unrealized gains or losses on the Company’s available-for-sale marketable securities to be included in other comprehensive income (loss).  Total comprehensive loss for the three months ended June 30, 2003 and 2002 amounted to $3.7 million and $6.4 million, respectively, and the six months ended June 30, 2003 and 2002 amounted to $9.2 million and $11.2 million, respectively.

6. Employee Stock Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Under APB 25, when the exercise price of the Company’s employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net loss - as reported	$(3,619,740)	$(6,688,617)	$(9,068,302)	$(11,278,264)
Add: employee stock-based compensation included in net loss as reported
Less: pro forma adjustment for stock-based compensation	(1,137,787)	(1,066,301)	(1,885,713)	(2,039,596)

Net loss - pro forma	$(4,757,527)	$(7,754,918)	$(10,954,015)	$(13,317,860)

Net loss per share, basic and diluted
As reported	$(0.21)	$(0.39)	$(0.53)	$(0.68)
Pro forma	(0.28)	(0.46)	(0.64)	(0.80)
Effect of pro forma adjustment	$(0.07)	$(0.07)	$(0.11)	$(0.12)

The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2003 and 2002 was $8.65 and $9.26, respectively, and for six months ended June 30, 2003 and 2002 was $5.12 and $9.39 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Options		ESPP
	Three Months Ended June 30,
	2003	2002	2003	2002

Expected option term (years)	6.9	6.5	0.5	0.5
Expected stock price volatility	0.86	0.85	0.86	0.85
Risk-free interest rate	2.68%	4.48%	1.17%	4.48%

	Six Months Ended June 30,
	2003	2002	2003	2002

Expected option term (years)	6.4	6.5	0.5	0.5
Expected stock price volatility	0.87	0.86	0.86	0.85
Risk-free interest rate	3.26%	3.80%	1.17%	4.48%

Because options vest over several years and the Company expects to grant options in future years, the above pro forma results of applying the provisions of FAS 123 are not necessarily indicative of the pro forma results in future years.

7. Strategic Collaboration

In May 2003, the Company announced a broad alliance with Schering for the discovery, development and commercialization of molecularly-targeted contrast agents for MRI.  The alliance is comprised of two areas of collaboration, with one agreement providing for exclusive development and commercialization collaboration of EP-2104R, the Company’s product candidate for the detection of thrombus (blood clots), and the second agreement covering an exclusive research collaboration to discover novel compounds for MRI.  As a result of the alliance, Schering has an option to the later stage development and worldwide marketing rights for EP-2104R and for all development candidates emerging from the MRI research collaboration.

Under the terms of the EP-2104R agreement, the Company is responsible for execution of a clinical feasibility program in humans.  At the end of the feasibility program, Schering may exercise an option to develop EP-2104R under which Schering will receive an exclusive, worldwide license for EP-2104R and become responsible for all further development, manufacturing, marketing and sales.

Schering will make fixed payments totaling approximately $9.0 million over two years to the Company to cover the Company’s expenditures in the feasibility program.  In addition, Schering will pay the Company  up to $15 million in additional payments upon the occurrence of certain development and commercial events, as well as royalties on sales attributable to the EP2104R development effort.  The royalties will depend on the level of annual revenues and upon the Company’s optional participation in clinical development funding.  In addition to research, milestone and base royalty payments, the Company has the right to increase its royalty rate through financial participation in clinical development, under which the Company would earn a higher royalty rate.

Under the terms of the MRI three-year joint research agreement, the Company and Schering are exclusively combining their existing research programs in the field of MRI to discover novel MRI product candidates for clinical development.  Schering will fund a portion of EPIX related personnel costs and third party research costs of up to $2.0 million per annum and has made available to the Company a loan facility of up to $15 million.  The loan facility carries a variable, market-based interest rate.  Of the $15 million loan facility available from Schering, $7.5 million has been drawn as of June 30, 2003.  The remaining $7.5 million of the Schering loan facility is available beginning May 2004, subject to specified covenants and conditions contained in the loan agreement.  The outstanding balance of the loan is repayable beginning in May 2007 and there is no penalty for prepayment.  Also under the MRI research agreement, Schering has the first option to obtain exclusive, worldwide rights for the product candidates, then becoming responsible for all future development, manufacturing, marketing and sales.  The Company would receive a base royalty on sales with the option to increase the royalty by participating in development funding.  If Schering does not exercise its option, the Company may license the product, and Schering would receive a base royalty on sales and milestone payments.

8. Recent Accounting Pronouncements

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”).  SFAS 148 amends Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation.  SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting” (“APB 28”) to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  SFAS 148’s amendment of the transition and annual disclosure requirements of SFAS 123 is effective for fiscal years ending after December 15, 2002.  SFAS 148’s amendment of the disclosure requirements of APB 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002.  The Company has provided the new disclosure in Note 6, “Employee Stock Compensation”.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since commencing operations in 1992, we have been principally engaged in the research and development of our product candidates, as well as seeking various regulatory clearances and patent protection. We have had no revenues from sales of our products and have incurred cumulative losses since inception through June 30, 2003 aggregating approximately $123.2 million.

We expect continued operating losses for the next several years as we incur expenses to support research and development efforts to obtain regulatory approvals for our product candidates.

Our initial product candidate, MS-325, is currently our only product candidate undergoing human clinical trials. We filed an investigational new drug (IND) application for MS-325 in July 1996. We initiated a Phase I clinical trial in 1996 and a Phase I dose escalation study in 1997, both of which have been completed. We completed a Phase II clinical trial in June 1998 to test the safety and preliminary efficacy of MS-325-enhanced magnetic resonance angiography, or MRA, for the evaluation of peripheral vascular disease and also completed a Phase II trial in June 2001 that was designed to compare the diagnostic accuracy of five different doses of MS-325-enhanced MRA with that of X-ray angiography in the aortoiliac arteries. In 2001, we completed enrollment in the first study of a two-arm Phase III clinical trial, which was initiated in June 1999, and was designed to determine the efficacy of MS-325-enhanced MRA for the detection of aortoiliac occlusive disease.  We announced the results of this trial in March 2002.  In October 2002, we announced that we had completed patient enrollment in the second of the two trials designed to detect peripheral vascular disease in the aortoiliac arteries.  We announced results of this trial in March 2003.  In September 2001, after discussions with the FDA, we expanded our initial target indication for MS-325 beyond aortoiliac occlusive disease to a broad peripheral vascular disease indication, which we expect will include the entire vasculature, except for the heart.  As a result of this expansion, we added two new Phase III trials to our Phase III clinical trial program, one in the renal (kidney) arteries and the other in the pedal (feet) arteries.  In February 2003, we announced that we had completed patient enrollment in these studies.  We announced the results of these two trials in July 2003.  We plan to submit a New Drug Application, or NDA, to the FDA in 2003.

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

We anticipate fluctuations in our quarterly results of operations due to several factors, including: the timing of fees and milestone payments received from strategic partners; the formation of new strategic alliances between us and third parties; the timing and magnitude of expenditures in connection with research and development activities; the timing of product introductions and associated launch, marketing and sales activities; and the timing and extent of product acceptance for different indications and geographical areas of the world.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue Recognition

In 2000, we adopted SEC Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements” retroactively to January 1, 2000, changing our method of recognizing revenue. Under SAB 101, we recognize revenues from non-refundable license fees and milestone payments not specifically tied to a separate earning process ratably over the period during which we have substantial continuing obligations to perform services under the contract. When the period of deferral cannot be specifically identified from the contract, we estimate the period of deferral based upon our obligations under the contract.  We continually review these estimates and, if any of these estimates change, an adjustment is recorded in the period in which they can become reasonably estimable.  These adjustments could have a material effect on our results of operations.  Within the last year we have increased the estimated time period over which we will provide services under the Tyco/Mallinckrodt agreement several times from an original estimate of 89 months to a current estimate of 99 months, resulting in a reduction in revenue of approximately $163,000 for the first six months of 2003.

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

In order to conduct research and development activities and compile regulatory submissions, the Company enters into contracts with vendors who render services over an extended period of time, frequently one to three years.  Typically, the Company enters into two types of vendor contracts, time based and patient based.  Under a time based contract, using critical factors contained within the contract, typically the stated duration of the contract, and the timing of services provided, the Company records the contractual expense for each service provided under the contract ratably over the period during which the Company estimates the service will be performed.  Under a patient based contract, the Company first determines an appropriate per patient cost using critical factors contained within the contract, which include the estimated number of patients and the total dollar value of the contract. The Company then records expense based upon the total number of patients enrolled during the period.  On a quarterly basis, the Company reviews both the timetable of services to be rendered and the timing of services actually received. Based upon this review, revisions may be made to the forecasted timetable or to the extent of services performed, or both, in order to reflect the Company’s most current estimate of the contract.  Adjustments are recorded in the period in which the revisions are estimable.  These adjustments could have a material effect on our results of operations.

Employee Stock Compensation

We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations in accounting for our employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, requires use of option valuation models that were not developed for use in valuing employee stock options.  Under APB 25, when the exercise price is greater than or equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2003 and 2002

Revenues

Revenues for the three months ended June 30, 2003 and 2002 were $3.8 million and $3.7 million, respectively. Revenues for the three-month period ended June 30, 2003 consisted of $2.8 million of product development revenue from Schering AG, $723,000 of royalty and license fee revenue related to the Bracco agreement and $319,000 of license fee revenue related to the Schering AG and Tyco /Mallinckrodt strategic collaboration agreements for the development and marketing of MS-325.  The increase in revenues of $85,000 for the three months ended June 30, 2003 compared to the same period last year primarily related to increased royalties from Bracco.  Higher product development revenues attributed to the recently signed collaboration agreements with Schering AG for EP-2104R and for MRI research were offset by lower revenues from MS-325 related to the completion of the Phase III clinical trial program.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2003 were $5.9 million as compared to $9.0 for the same period in 2002.  The decrease of $3.1 million was primarily attributable to decreased costs related to the completion of the Phase III clinical trial program for MS-325 and our thrombus program, which were partly offset by higher spending for our other MRI research programs.

We are currently performing research and development activities for two projects, MS-325, for which we have completed Phase III clinical trials and are preparing for the NDA submission to the FDA and our thrombus program for EP-2104R, which is in the preclinical stage.   MS-325 is an injectable intravascular contrast agent intended to enhance the quality of MR images and provide physicians with a superior method for diagnosing diseases affecting the vasculature.  We have completed enrollment in a Phase III clinical trial program to test the safety and efficacy of MS-325-enhanced MRA for the evaluation of peripheral vascular disease. We plan to submit our NDA related to MS-325 to the FDA in 2003. The FDA review process of an NDA submission can vary widely. If granted expedited review, we could receive product approval within six to eight months from the date of the NDA filing date. However, historically, the FDA has required approximately twelve months to review a product NDA prior to initial regulatory action with an additional period of at least three to six months required prior to approval. If approved by the FDA, our partner, Schering AG, will have primary responsibility for the product launch and marketing of MS-325.

Both the time-frame and costs involved in completing the development of MS-325, gaining FDA approval and commercializing the product may vary greatly for several reasons, including the following:

•                                          We conduct our clinical trials in accordance with specific protocols, which we have filed with the FDA or other relevant authorities. If the FDA modifies the protocols we have filed with them or requires us to perform additional studies, we could incur significant additional costs and additional time to complete our clinical trials. This could also result in a delay in our ability to make regulatory submissions and a delay in the commercialization or slower sales growth of our product.

•                                          We rely on third party clinical trial centers to find suitable patients for our clinical trial program. If these third parties do not find suitable patients in the timeframe for which we have planned, we will not be able to complete our clinical trials according to our expected schedule. Such a delay could result in an increase in costs for the development of our MS-325 program, a delay in making regulatory submissions and a delay in the commercialization or slower sales growth of our product.

•                                          We rely on third party contract research organizations for a variety of activities in our development program, including conducting blinded reading activities, lab testing and analysis of clinical samples, data collection, cleanup and analysis and drafting study reports and regulatory submission.  A delay in these activities would result in an increase in costs, a delay in making regulatory submissions and a delay in the commercialization or slower sales growth of our product.

•                                          The length of time that the FDA takes to review our NDA and the length of time it takes us to respond to FDA questions can also vary widely.  Any delay in that process would result in an increase in costs and a delay in the commercialization or slower sales growth of our product.

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

For our second project, the thrombus program, we are developing a targeted contrast agent (EP-2104R) that would enable MRI to illuminate blood clots.  In March 2003, we announced that we had selected a compound for development in the thrombus program, EP-2104R, as an imaging agent specifically designed to enable detection of thrombus, or blood clots, in humans using MRI.  Such a product could potentially change the diagnostic work-up for many of the conditions associated with thromboembolic disease, including pulmonary embolism, stroke, coronary thrombus and deep vein thrombosis. We believe that the use of this new approach could lead to better medical outcomes due to earlier and more definitive diagnosis. We further believe that our proprietary technology platform could enable MRI to differentiate old and new clot formation, potentially identifying those clots that pose the most risk to patients and those that are the most treatable.

In May 2003, we entered into a collaboration agreement with Schering for EP-2104R.  Under terms of the agreement, we will be responsible for execution of a clinical feasibility program in humans.  At the end of the feasibility program, Schering may exercise an option to develop EP-2104R through which Schering will receive an exclusive, worldwide license for EP-2104R and become responsible for all further development, manufacturing, marketing and sales.  Under the agreement, Schering has made and will make fixed payments totaling approximately $9.0 million over two years to us intended to cover our costs of the feasibility program. The amount of expenditure necessary to execute the feasibility program is subject to numerous uncertainties, which may adversely affect our ability to execute the program for less than the Schering payments to us.  In addition, we cannot predict whether Schering will exercise its option to develop EP-2104R.  If Schering does not exercise its option, then we would have to bear the additional cost of a clinical program to develop EP-2104R, which may adversely affect our liquidity and capital resources.  Consequently, we cannot predict, at this time, the amount of research and development costs that we will incur with regard to our thrombus program.

In May 2003, we also entered into a collaboration agreement with Schering for MRI research.  Under terms of the three-year joint research agreement, we and Schering are exclusively combining our existing research programs in the field of MRI to discover novel MRI product candidates for clinical development. Under the agreement, Schering will fund a portion of EPIX related personnel costs and third party research costs of up to $2.0 million per annum and will make available to us a loan facility of up to $15 million with principal repayment beginning in 2007.  The cost to execute our MRI research plan is subject to numerous uncertainties, which may adversely affect our liquidity and capital resources.

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

General and Administrative Expenses

General and administrative expenses, which consist primarily of salaries, benefits, outside professional services and related costs associated with our executive, finance and accounting, business development, marketing, human resources, legal and corporate communications activities, were $1.6 million for the three months ended June 30, 2003 as compared to $1.7 million for the three months ended June 30, 2002.  The decrease of $112,000 was primarily attributed to lower spending for MS-325 marketing and corporate communications activities, partly offset by higher costs for legal and directors and officers insurance.  General and administrative expenses also include royalties payable to Massachusetts General Hospital (“MGH”) based on sales by Bracco of MultiHance®.  Royalty expenses totaled $28,000 and $19,000 for the three months ended June 30, 2003 and 2002, respectively.

Interest Income and Interest Expense

Interest income for the three months ended June 30, 2003 was $100,000 as compared to $369,000 for the three months ended June 30, 2002.  The decrease of approximately $269,000 was primarily due to lower average levels of invested cash, cash equivalents and marketable securities and to lower interest rates.  We also classify net realized gains and losses as interest income.  During the three months ended June 30, 2003 and 2002, there were no realized gains or losses on marketable securities.  Interest expense for the three months ended June 30, 2003 and 2002 was $54,000 and $96,000, respectively.  The decrease in interest expense resulted from lower interest rates during the three-month period ended June 30, 2003 applied to the royalty advances from Bracco.  As of June 30, 2003, we had drawn down $7.5 million of the $15 million loan facility made available to us by Schering as part of the MRI Research Collaboration.  We expect interest expenses in subsequent periods of 2003 to increase, reflecting interest expenses on the loan from Schering.

Provision for Income Taxes

The provision for income taxes, which represents Italian income taxes related to the Bracco agreement, was $39,000 for the three months ended June 30, 2003 as compared to $26,000 for the three months ended June 30, 2002.  The higher foreign income tax expense is directly attributed to higher royalty revenues from Bracco.

Comparison of Six Months Ended June 30, 2003 and 2002

Revenues

Revenues for the six months ended June 30, 2003 and 2002 were $7.3 million and $5.8 million, respectively. Revenues for the six-month period ended June 30, 2003 consisted of $5.3 million of product development revenue from Schering AG, $1.3 million of royalty and license fee revenue related to the Bracco agreement and $682,000 of license fee revenue related to the Schering AG and Tyco /Mallinckrodt strategic collaboration agreements for the development and marketing of MS-325.  The increase in revenues of $1.5 million for the six months ended June 30, 2003 compared to the same period last year primarily related to product development revenue from the recently signed collaboration agreement with Schering AG for EP-2104R and to increased royalties from Bracco.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2003 were $13.3 million as compared to $14.4 for the same period in 2002.  The decrease of $1.1 million was primarily attributable to decreased costs related to the completion of Phase III clinical trial program for MS-325 and to lower spending on our thrombus program, partly offset by higher spending on our other MRI research programs.

General and Administrative Expenses

General and administrative expenses were $3.2 million for the six months ended June 30, 2003 as compared to $3.0 million for the six months ended June 30, 2002. The increase of $116,000 was primarily attributed to higher legal costs related to the Schering AG agreements and to directors and officers insurance.  General and administrative expenses also include royalties payable to Massachusetts General Hospital (“MGH”) based on sales by Bracco of MultiHance®.  Royalty expenses totaled $50,000 and $33,000 for the six months ended June 30, 2003 and 2002, respectively.

Interest Income and Interest Expense

Interest income for the six months ended June 30, 2003 was $229,000 as compared to $618,000 for the six months ended June 30, 2002.  The decrease of approximately $389,000 was primarily due to lower average levels of invested cash, cash equivalents and marketable securities and to lower interest rates.  We classify net realized gains and losses in interest income.  During the six months ended June 30, 2003 and 2002, there were no realized gains or losses on marketable securities.  Interest expense for the six months ended June 30, 2003 and 2002 was $102,000 and $192,000, respectively.  The decrease in interest expense resulted from lower interest rates during the six-month period ended June 30, 2003 applied to the royalty advances from Bracco.

Provision for Income Taxes

The provision for income taxes, which represents Italian income taxes related to the Bracco agreement, was $66,000 for the six months ended June 30, 2003 as compared to $44,000 for the six months ended June 30, 2002.  The higher foreign income tax expense is directly attributed to higher royalty revenues from Bracco.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity consist of cash, cash equivalents and available-for-sale marketable securities of $25.7 million at June 30, 2003 as compared to $28.1 million at December 31, 2002

We used approximately $11.1 million of net cash to fund operations for the six months ended June 30, 2003 compared to $11.6 million for the six months ended June 30, 2002.  A net loss of $9.1 million, combined with a reduction in deferred revenue of $1.3 million and contract advances of $741,000 resulting both from the annual reconciliation of advances from Schering AG and lower funding of research and development costs for MS-325 by Schering AG in the second quarter of 2003, primarily accounted for the net cash used in operations during the six-month period ended June 30, 2003.

Our investing activities resulted in net cash provided of $13.2 million for the six months ended June 30, 2003 as compared to net cash used of $27.2 million for the six months ended June 30, 2002.  For the six months ended June 30, 2003, we generated cash from the sales and redemption of $13.3 million of available-for-sale marketable securities.  During the same period last year, we purchased approximately $40.5 million of available-for-sale marketable securities, with most of the proceeds coming from our January 2002 common stock offering, and the sale or redemption of available-for-sale marketable securities of $14.0 million.  Other investing activities included capital expenditures of $94,000 for the six months ended June 30, 2003 as compared to $701,000 for the six months ended June 30, 2002.  Our capital expenditures primarily consist of purchases of property and equipment, including lab equipment, computer equipment and software.  We expect that our capital expenditures may increase in the future as we continue to enhance and expand our principal lab space.

Cash provided by financing activities was $8.8 million for the six months ended June 30, 2003.  The primary sources of financing for the six months ended June 30, 2003 were the $7.5 million in loan proceeds from Schering arising from our MRI research collaboration completed in May 2003 and proceeds from stock option exercises of $1.3 million.  This compares with net proceeds of approximately $31.0 million for the six months ended June 30, 2002, which came primarily from the issuance and sale of 2.575 million shares of our common stock in January 2002, pursuant to our previously filed shelf registration statement.

We currently receive quarterly cash payments from Schering AG for their share of development costs of MS-325 and EP-2104R and for their share of research costs in our MRI research collaboration. We also receive royalty payments from Bracco on a quarterly basis for their sales of MultiHance® and monthly interest income on our cash, cash equivalents and available-for-sale marketable securities. In the future, we may also obtain funding from a sale of shares of our common stock pursuant to our effective shelf registration statement filed with the SEC in March 2002, whereby we registered 5 million shares of our common stock.  Additional future cash flows depend on the successful filing of an NDA, the FDA’s approval of that filing and product launch of MS-325, and includes up to $25.75 million in milestone payments from Schering AG and our share of the profits earned on sales of MS-325 worldwide.  Additional future cash flows from our EP-2104R collaboration with Schering AG depend on the successful completion of the EP-2104R feasibility program, on Schering AG's decision to exercise its development option and on the success of further development, regulatory and commercialization work by Schering AG, and may include up to $15.0 million in milestone payments and royalties.  Additional future cash flows from our MRI research collaboration with Schering AG depend on the success of the research program and the success of further development, regulatory and commercialization activities with respect to any products generated.  We may also receive royalties on sales of Schering AG’s Eovist product if it is approved for sale by the FDA or international regulatory authorities pursuant to a license agreement with Schering AG.

Known outflows, in addition to our ongoing research and development and general and administrative expenses, include the semi-annual royalties that we owe to MGH on sales by Bracco of MultiHance® and $2.4 million we owe Daiichi in December 2003 under the terms of our reacquisition agreement with Daiichi.  Other potential future outflows depend on the successful filing of an NDA, FDA approval and product launch of MS-325, which include $5.0 million of milestone payments due Tyco/Mallinckrodt, a share of profits due Tyco/Mallinckrodt on sales of MS-325 worldwide, a royalty to Daiichi on sales of MS-325 in Japan and a royalty due MGH on our share of the profits of MS-325 worldwide.  We will also be required to repay Bracco any unearned prepaid royalties, equaling $2.5 million at June 30, 2003, upon termination of our license agreement with Bracco, plus up to an additional $3.0 million if MultiHance® does not receive FDA approval in the U.S by December 2005.  In November 2002, Bracco announced that it had received an approvable letter from the FDA for MultiHance®.

We estimate that cash, cash equivalents and marketable securities on hand as of June 30, 2003 together with further funds  that may be available under the loan facility from Schering in May 2004 will be sufficient to fund our operations for the next 18 months.  We believe that we will need to raise additional funds for research, development and other expenses through equity or debt financing strategic alliances or otherwise in order to reach a positive cash flow position.  We have drawn $7.5 million of our $15 million loan facility available from Schering AG as part of our MRI research collaboration.  We expect to be able to draw the remaining $7.5 million from the Schering AG loan facility in May 2004, but could be unable to draw under the terms of the loan if we fail to meet certain covenants or conditions precedent in the loan or if we receive a non-fileable letter from the FDA relating to our MS-325 NDA on or before March 1, 2004 and do not subsequently receive a fileable letter from the FDA.  In the event that we are unable to draw the remaining $7.5 million from the Schering loan facility in May 2004, we estimate that cash, cash equivalents and marketable securities on hand as of June 30, 2003 will be sufficient to fund our operations for the next 12 months.   Our future liquidity and capital requirements will depend on numerous factors, including the following: the progress and scope of clinical trials; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both United States and foreign governmental approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the extent to which our products, if any, gain market acceptance; the timing and costs of product introductions; the extent of our ongoing research and development programs; the costs of training physicians to become proficient with the use of our potential products; and, if necessary, once regulatory approvals are received, the costs of developing marketing and distribution capabilities.

Because of anticipated spending to support new research programs as well as the continued development of MS-325 and EP-2104R, we do not expect positive cash flow from operating activities for any future quarterly or annual period prior to commercialization of MS-325. Our ability to reach positive cash flow subsequent to the commercialization of MS-325 will depend on its market acceptance and successful launch by our partner Schering AG, as well as the ability of our partner Tyco/Mallinckrodt to manufacture sufficient quantities of MS-325 to support Schering AG’s sales and marketing activities.  We anticipate continued investments in fixed assets, including equipment and facilities expansion to support new and continuing research and development programs. In the second quarter of 2002, we signed a lease agreement that increased our future lease commitments by $3.4 million that will enable us to utilize our current principal scientific facilities through December 31, 2007.  We also have a lease for nearby office space, which expires in October 2003.  If we are unable to extend the lease, we expect that adequate alternative space will be available at acceptable terms.

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

Below is a table that represents our contractual obligations and commercial commitments as of June 30, 2003:

		Payments due by period
	Total	Remaining six months of 2003	2004	2005	2006 & beyond
Operating leases	$3,723,169	$682,660	$823,105	$746,184	$1,471,220
Accrued reacquisition costs	2,400,000	2,400,000	—	—	—
Long-term debt	7,500,000	—	—	—	7,500,000

	$13,623,169	$3,082,660	$823,105	$746,184	$8,971,220

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

We currently have no products for sale and we cannot guarantee that we will ever have marketable products. MS-325 is currently our only product candidate in human clinical trials and we cannot be certain that any of our other development projects will yield a product candidate suitable for entry into clinical trials. As a result, our initial revenues and profits from commercial sales of our products, if any, will be derived from sales of MS-325.  If MS-325 fails to achieve regulatory approval and market acceptance, and if we do not succeed in bringing any of our other product candidates to human clinical trials and achieve regulatory approval and market acceptance for them, our business will fail, and as a result, you may lose all or part of your investment.

To date, we have received revenues from payments made under licensing, royalty arrangements, product development and marketing agreements with strategic collaborators. In particular, our revenue for the six months ended June 30, 2003 was $7.3 million, and consisted of $5.3 million from the product development portion of our strategic collaboration agreement with Schering AG and Pfizer, Inc., or Pfizer, $1.3 million from a patent licensing and royalty agreement with Bracco Imaging, S.p.A., or Bracco, and $682,000 of license fee revenue related to the strategic collaboration agreements for the development, manufacturing and marketing of MS-325 with Schering AG and Mallinckrodt, Inc., a subsidiary of Tyco International Ltd., which we call Tyco/Mallinckrodt. In addition to these sources of revenue, we have financed our operations to date through public stock offerings, private sales of equity securities, debt financing and equipment lease financings.

Although we are currently in compliance with the terms of our strategic collaboration agreements, the revenues derived from them are subject to fluctuation in timing and amount. We may not receive anticipated revenue under our existing collaboration or licensing agreements and, additionally, these agreements may be terminated upon certain circumstances. Therefore, to achieve profitable and sustainable operations, we, alone or with others, must successfully develop, obtain regulatory approval for, introduce, market and sell products. We may not receive revenue from the sale of any of our product candidates for the next several years because we may not:

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

Our future financial results are uncertain. We have experienced significant losses since we commenced operations in 1992. Our accumulated net losses as of June 30, 2003 were approximately $123.2 million. These losses have primarily resulted from expenses associated with our research and development activities, including preclinical and clinical trials, and general and administrative expenses. We anticipate that our research and development expenses will remain significant in the future, and we expect to incur substantial losses over at least the next several years as we continue our research and development efforts, pre-clinical testing and clinical trials and as we implement manufacturing, marketing and sales programs. As a result, we cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors, the market price of our common stock may decline and consequently our business may not be sustainable.

If the market does not accept our technology and products, we may not generate sufficient revenues to achieve or maintain profitability.

The commercial success of MS-325 and our other product candidates, when and if approved for marketing by the FDA and corresponding foreign agencies, depends on their acceptance by the medical community and third party payors as clinically useful, cost-effective and safe. While contrast agents are currently used in an estimated 25% to 35% of all MRI exams, there are no MRI agents approved by the FDA for vascular imaging. Furthermore, clinical use of MRI for vascular imaging, known as magnetic resonance angiography (MRA), has been limited and use of MRA for peripheral vascular disease imaging has occurred mainly in research and academic centers. If approved, market acceptance, and thus sales of our products, will depend on several factors, including:

•                  safety;

•                  cost-effectiveness relative to alternative vascular imaging methods;

•                  availability of third party reimbursement;

•                  ease of administration;

•                  clinical efficacy; and

•                  availability of competitive products.

Market acceptance will also depend on our ability and that of our strategic partners to educate the medical community and third party payors about the benefits of diagnostic imaging with MRA enhanced with MS-325 compared to imaging with other technologies. MS-325 represents a new approach to imaging the peripheral vascular system, and market acceptance both of MRA as an appropriate imaging technique for the peripheral vascular system, and of MS-325, is critical to our success. If MS-325 or any of our other product candidates, when and if commercialized, do not achieve market acceptance, we may not generate sufficient revenues to achieve or maintain profitability.

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

•                  the extent to which our product candidates gain market acceptance;

•                  the timing and costs of product introductions;

•                  the extent of our ongoing research and development programs;

•                  the costs of training physicians to become proficient with the use of our products; and

•                  the costs of developing marketing and distribution capabilities.

We estimate that cash, cash equivalents and marketable securities, together with further funds that may be available under the loan facility from Schering AG in May 2004 on hand as of June 30, 2003 will be sufficient to fund our operations for the next 18 months. We believe that we will need to raise additional funds for research, development and other expenses through equity or debt financing, strategic alliances or otherwise, in order to reach a positive cash flow position. We have drawn $7.5 million of our $15.0 million loan facility available from Schering AG as part of our MRI research collaboration.  We expect to be able to draw the remaining $7.5 million from the Schering AG loan facility in May 2004, but could be unable to draw under the terms of the loan if we fail to meet certain covenants or conditions precedent in the loan or if we receive a non-fileable letter from the FDA relating to our MS-325 NDA on or before March 1, 2004 and do not subsequently receive a fileable letter from the FDA.  In the event that we are unable to draw the remaining $7.5 million from the Schering loan facility in May 2004, we estimate that cash, cash equivalents and marketable securities on hand as of June 30, 2003 will be sufficient to fund our operations for the next 12 months.

We have a limited manufacturing capability and we intend to rely on outsourced manufacturing to produce MS-325.

We do not have, nor do we currently have plans to develop, full-scale manufacturing capability for MS-325. While we have manufactured small amounts of MS-325 for research and development efforts, we intend to rely on and we intend to continue to rely on Tyco/Mallinckrodt as the primary manufacturer of MS-325 for any future human clinical trials and commercial use. In the event that Tyco/Mallinckrodt fails to fulfill its manufacturing responsibilities satisfactorily, Schering AG has the right to purchase MS-325 from a third party or to manufacture the compound itself. However, either course of action could materially delay the manufacture and development of MS-325. Schering AG may not be able to find an alternative manufacturer.  In addition, Schering AG may not be able to manufacture MS-325 itself in a timely manner.  If we experience a delay in manufacturing, it could result in a delay in the approval or commercialization of MS-325 and have a material adverse effect on our business, financial condition and results of operations.

If MRI manufacturers are not able to enhance their hardware and software, we will not be able to complete development of our contrast agent for the evaluation of cardiac indications.

Although MRI hardware and software is sufficient for the evaluation of peripheral vascular disease, which is our primary target indication, we believe that the technology is not as advanced for cardiac applications, which will be our next clinical development target. Our initial NDA filing for MS-325 will be related to peripheral vascular disease. Imaging sequences on scanners currently allow for the use of MS-325-enhanced MRA for diagnosing peripheral vascular disease, our lead indication. Based on feasibility studies we have conducted, however, the imaging technology available for cardiac applications, including coronary angiography and cardiac perfusion imaging, is not developed to the point where there is clear visualization of the cardiac region, due to the effects of motion from breathing and from the beating of the heart. Although not our primary focus, we plan to continue to conduct feasibility studies for cardiac indications using available software and hardware that can be adapted for coronary and cardiac perfusion data acquisition. We have entered into research collaborations with General Electric Medical Systems, Siemens Medical Systems and Phillips Medical Systems that include development and optimization of cardiac imaging sequences with contrast agents like MS-325. We have also collaborated with a number of leading academic institutions to help optimize cardiac imaging with MS-325. While significant progress has been made in developing these clinical applications for cardiac imaging, we do not know when, or if, these techniques will enable MS-325 to provide clinically relevant images in cardiac indications. If MRI product manufacturers are not able to enhance their scanners to perform clinically useful cardiac imaging, we will not be able to complete our development activities of MS-325 for that application, thereby reducing the potential market for a product in this area.

Our competitors may have greater financial resources, superior products or product candidates, manufacturing capabilities and/or marketing expertise, and we may not be able to compete with them successfully.

Medical technology is subject to intense competition and rapid technological change. We have many competitors, including pharmaceutical, biotechnology and chemical companies, a number of which, including our strategic partners, are actively developing and marketing products that could compete with our product candidates. Specifically, although there are no MRI contrast agents FDA-approved for vascular imaging, there are a number of general use MRI agents approved for other clinical applications in the United States and certain foreign markets that are likely to compete with MS-325, if MS-325 is approved for MRA. Collectively, these general use agents are referred to as “extracellular” agents, and include: Magnevist® and Gadovist® by Schering AG, Dotarem® by Guerbet, S.A., Omniscan® by Amersham Health, ProHance® and MultiHance® by Bracco and OptiMark® by Tyco/Mallinckrodt. Extracellular agents are broadly-accepted in the market as general use MRI agents. None of these agents is currently approved by the FDA for MRA, but their use in applications outside of the primary indication described in the product labeling is increasing and could present significant adoption hurdles for MS-325 if such uses become entrenched in the marketplace. Additionally, we believe that some of these general use agents are in clinical trials for an MRA indication. However, these general use agents are not specifically designed for vascular imaging, and because they “leak” out of the blood vessels into the extracellular space, they do not provide the extended imaging window associated with MS-325. In addition, we are aware of six agents that are under clinical development for use with MRA: Schering AG’s Gadovist, Gadomer-17 and SHU555C, Guerbet’s Vistarem®, Bracco’s B-22956/1 and Advanced Magnetics’ Code 7228. Public information on the status of clinical development and performance characteristics for these agents is limited. However, many of these competitors have substantially greater capital and other resources than we do and may represent significant competition for us. These companies may succeed in developing technologies and products that are more effective or less costly than any of those that we may develop. In addition, these companies may be more successful than we are in developing, manufacturing and marketing products.

Moreover, there are several well-established medical imaging methods that currently compete and will continue to compete with MRI, including Digital Subtraction Angiography, or DSA, which is an improved form of X-ray angiography, computed tomography, CTA, nuclear medicine and ultrasound, and there are companies that are actively developing the capabilities of these competing methods to enhance their effectiveness in cardiovascular system imaging. DSA is currently considered the clinical gold standard for cardiovascular angiography, but all methods offer advantages and disadvantages, which are described in the following table:

	Advantages	Disadvantages

MRI	• 3-dimensional images	• Requires high level of training
	• Minimally-invasive	• Inadvisable for patients with cardiac pacemakers
	• Favorable safety profile	• Less widely available
• High quality images

CTA	• Rapid and easy data acquisition	• Radiation
• Varying levels of toxicity
• Calcium and bone artifacts
• Time consuming post-processing

DSA	• Significant clinical experience	• Invasive
(X-ray angiography)	• Opportunity to treat in same procedure	• Radiation
	• Highest resolution	• Varying levels of toxicity
• Significant safety risks
• 2-dimensional images
• Expensive
• Patient recuperation time

Ultrasound	• Low cost	• Operator dependent
	• Fast	• Lack of anatomic detail
	• Widely available	• Bone precludes use in many vascular beds
	• Non-invasive	• Inability to visualize small vessels

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

We depend on strategic collaborators for support in product development and the regulatory approval process as well as a variety of other activities including manufacturing, marketing and distribution of our products in the United States and abroad, when, and if, the FDA and corresponding foreign agencies approve our product candidates for marketing. To date, we have entered into strategic alliances and collaborations with Schering AG, Tyco/Mallinckrodt, General Electric Medical Systems, Philips Medical Systems and Siemens Medical Systems. Four of our key agreements include three collaboration agreements with Schering AG, to perform joint research and to develop and commercialize MS-325, EP-2104R and other MRI vascular agents worldwide, and an agreement with Tyco/Mallinckrodt, granting Tyco/Mallinckrodt rights to enter into an agreement with Schering AG to manufacture MS-325 for clinical development and commercial use. We may not receive milestone payments from these alliances should MS-325 and EP-2104R fail to meet certain performance targets in development and commercialization. Further, our receipt of revenues from strategic alliances is affected by the level of efforts of our collaborators. Our collaborators may not devote the resources necessary to complete development, and commence marketing of MS-325, EP-2104R or other products in their respective territories, or they may not successfully market MS-325, EP-2104R or other products. In addition, Schering AG and Tyco/Mallinckrodt currently manufacture imaging agents for other technologies that will compete against MS-325 and Schering AG will be responsible for setting the price of the product worldwide. However, Schering AG may not set prices in a manner that maximizes revenues for us. We are currently in compliance with the terms of these agreements, and although we have completed Phase III clinical trials, our failure to receive future milestone payments, or a reduction or discontinuance of efforts by our partners would have a material adverse effect on our business, financial condition and results of operations.

Furthermore, our collaboration agreements with Schering AG may be terminated early under certain circumstances, including if there is a material breach of the agreement by either of us. In addition, we intend to seek additional collaborations with third parties, who may negotiate provisions that allow them to terminate their agreements with us prior to the expiration of the negotiated term under certain circumstances. If Schering AG or any other third party collaborator were to terminate its agreement with us or otherwise fail to perform its obligations under our collaboration or to complete them in a timely manner, we could lose significant revenue. If we are unable to enter into future strategic alliances with capable partners on commercially reasonable terms, we may delay the development and commercialization of future product candidates and could possibly postpone them indefinitely.

                In addition, we rely on certain of our collaborators, such as General Electric Medical Systems, Siemens Medical Systems and Phillips Medical Systems, to develop software that can be used to enhance or suppress veins or arteries from MS-325-enhanced MRA images. The ability to separate veins from arteries using MS-325-enhanced MRA may be useful to clinicians in reading MS-325-enhanced images for evaluation of peripheral vascular disease. Therefore, if our collaborators do not develop or implement the required software successfully, some clinicians may not be able to easily interpret the information provided from MS-325-enhanced MRA images and therefore may not be inclined to use the product. Our inability to market MS-325 successfully to clinicians may have a material adverse effect on our business.

We depend on exclusively licensed technology from the Massachusetts General Hospital and if we lose this license, it is unlikely we could obtain this technology elsewhere, which would have a material adverse effect on our business.

Under the terms of a license agreement that we have with Massachusetts General Hospital, or MGH, we are the exclusive licensee to certain technology, including patents and patent applications, which relate to our product candidates, including MS-325. The license agreement imposes various commercialization, sublicensing, royalty and other obligations on us. If we fail to comply with these and other requirements, our license could convert from exclusive to nonexclusive or terminate entirely. It is unlikely that we would be able to obtain this technology elsewhere. Any such event would mean that we would be unlikely to produce our product candidates, including MS-325, and would therefore have a material adverse effect on our business, financial condition and results of operations. Currently, we are in compliance with the terms of the license agreement, and we do not have any reason to believe that this license may be terminated.

We depend on patents and other proprietary rights, and if they fail to protect our business, we may not be able to compete effectively.

The protection of our proprietary technologies is material to our business prospects. We pursue patents for our product candidates in the United States and in other countries where we believe that significant market opportunities exist. We own or have an exclusive license to patents and patent applications on aspects of our core technology as well as many specific applications of this technology. Specifically, patents and patent applications related to our core technology consist of two U.S. patents that are exclusively licensed to us from MGH, as well as their counterpart patents and applications in foreign countries; four U.S. patents and their counterpart patents and applications in certain foreign countries that we own; 13 U.S. patent applications, two international patent applications filed under the Patent Cooperation Treaty, and 12 U.S. provisional patent applications on 27 different subject matters as well as their counterpart patents and applications in certain foreign countries. One of our issued patents covers aspects of the process by which MS-325 is manufactured. Two of our patents cover methods of imaging with MS-325.  We have five patent applications relating to EP-2104R, fibrin binding peptides and methods of imaging. Even though we hold these patents and have made these patent applications, because the patent positions of pharmaceutical and biopharmaceutical firms, including ours, generally include complex legal and factual questions, our patent position remains uncertain. For example, because most patent applications are maintained in secrecy for a period after filing, we cannot be certain that the named applicants or inventors of the subject matter covered by our patent applications or patents, whether directly owned or licensed to us, were the first to invent or the first to file patent applications for such inventions. Third parties may oppose, challenge, infringe upon, circumvent or seek to invalidate existing or future patents owned by or licensed to us. A court or other agency with jurisdiction may find our patents invalid, not infringed or unenforceable and we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future. Even if we have valid patents, these patents still may not provide sufficient protection against competing products or processes. If we are unable to successfully protect our proprietary methods and technologies, or, if our patent applications do not result in issued patents, we may not be able to prevent other companies from practicing our technology and, as a result, our competitive position may be harmed.

We may need to initiate lawsuits to protect or enforce our patents and other intellectual property rights, which could incur substantial costs, and which could result in the forfeiture of these rights.

We may need to bring costly and time-consuming litigation against third parties in order to enforce our issued patents to protect our trade secrets and know how, or to determine the enforceability, scope and validity of proprietary rights of others. In addition to being costly and time-consuming, such lawsuits could divert management’s attention from other business concerns. These lawsuits could also result in the invalidation or limitation in scope of our patents or forfeiture of the rights associated with our patents or pending patent applications. We may not prevail and a court may find damages or award other remedies in favor of an opposing party in any such lawsuits. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. Securities analysts or investors may perceive these announcements to be negative, which could cause the market price of our stock to decline. In addition, the cost of such litigation could have a material adverse effect on our business and financial condition.

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

Our commercial success will depend, to a significant degree, on our ability to operate without infringing upon the patents of others in the United States and abroad. There may be pending or issued patents, held by parties not affiliated with us, relating to technologies we use in the development or use of certain of our contrast agents. In particular, we are aware that other companies that sell MRI contrast agents or MRI equipment have negotiated or settled intellectual property claims by an early innovator in the field of MRA relating to “dynamic” MRA, which involves capturing MRA images during the limited time, typically 30 to 60 seconds, available for imaging with extracellular agents.  Although we are not aware that the validity of these patent claims has been established in litigation and we are not aware of the relevance of these claims to MS-325 and “steady state” MRA, we anticipate that this individual may seek financial compensation related to the sale of MS-325.

If any judicial or administrative proceeding holds that we infringe any third party patents and that those patents are valid and enforceable, we could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the owners of each such patent, or to redesign our products or processes to avoid infringement. If we are unable to obtain a required license on acceptable terms, or are unable to design around these or any third party patents, we may be unable to sell our products, which would have a material adverse effect on our business.

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

This regulatory approval process is lengthy and expensive. Although some of our employees have experience in obtaining regulatory approvals, we have only limited experience in filing or pursuing applications necessary to gain regulatory approvals. Preclinical testing of our product development candidates is subject to Good Laboratory Practices as prescribed by the FDA and the manufacture of any products developed by us will be subject to Good Manufacturing Practices as prescribed by the FDA. We may not obtain the necessary FDA clearances and subsequent approvals in a timely manner, if at all. We cannot be sure as to the length of the clinical trial period or the number of patients that will be required to be tested in the clinical trials in order to establish the safety and efficacy of MS-325 or any of our future product candidates. Our clinical trials may not be successful, and we may not complete them in a timely manner. We could report serious side effects as the clinical trials proceed. Our results from early clinical trials may not predict results that we obtain in later clinical trials, even after promising results in earlier trials. The rate of completion of our clinical trials depends upon, among other things, the rate of patient enrollment and subsequent blinded reading of images and data analysis.

Furthermore, we, the FDA or other regulatory authorities may alter, suspend or terminate clinical trials at any time. For example, in September 2001, after discussions with the FDA, we expanded our initial target indication for MS-325 from one specific body region, the aortoiliac region, to a broader indication that includes the entire body’s peripheral vascular system, except for the heart. This expansion required us to add two new clinical trials to our then existing Phase III clinical trial program, one to determine the efficacy of MS-325 enhanced MRA for the detection of peripheral vascular disease in the renal (kidney) arteries, and another to determine the efficacy of MS-325 enhanced MRA for the detection of peripheral vascular disease in the pedal (feet) arteries. Although providing us with greater market potential for the sale of MS-325 upon approval, this change to our Phase III clinical trial program, and the associated delay in the start up of new clinical centers, resulted in an approximate fifteen month delay in our NDA submission and an increase in costs associated with the program. If we do not successfully complete our Phase III clinical trial program and obtain FDA approval, we will not have a product to market.

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

The clinical testing of our approved products, and the manufacturing and marketing of any approved products may expose us to product liability claims, and we may experience material product liability losses in the future. We currently have limited product liability insurance for the use of our product candidates in clinical research, but our coverage may not continue to be available on terms acceptable to us or adequate for liabilities we actually incur. We do not have product liability insurance coverage for the commercial sale of our products but intend to obtain such coverage when and if we commercialize our product candidates. However, we may not be able to obtain adequate additional product liability insurance coverage on acceptable terms, if at all. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may have a material adverse effect on our business and results of operations.

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

During the first six months of 2003, the closing price of our common stock ranged from $14.12 to $6.36. The last reported closing price for our common stock on June 30, 2003 was $14.05. If our stock price declines significantly, we may be unable to raise additional capital. Significant declines in the price of our common stock could also impede our ability to attract and retain qualified employees and reduce the liquidity of our common stock.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would result in an increase or decrease in the fair market value of our total portfolio of approximately $9,000 at June 30, 2003.

The interest rate of our agreement with Bracco S.p.A. is adjustable on a quarterly basis and therefore subjects the Company to interest rate risk.  Based on the applicable deferred revenue balance of $1,000,000, as determined per our agreement with Bracco, which is subject to an interest rate of prime plus 1%, currently at 5.0%, a 10% increase in the prime rate would increase the Company’s annual interest expense by approximately $5,000 at June 30, 2003.

The Company is also subject to interest rate risk as a result of the variable, market-based rate on its loan with Schering.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by  this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b)  Changes in Internal Controls.  There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

The Company held its Annual Meeting of Stockholders on May 29, 2003, and the following matters were voted on at that meeting:

1.                                       The election of Peter Wirth and Randall B. Lauffer, Ph.D., as Class I Directors, to serve until the 2006 annual meeting of stockholders, and until their respective successors have been duly elected and qualified.  The following chart shows the number of votes cast for or against them, as well as the number of votes withheld.

DIRECTOR	FOR	AGAINST	VOTES WITHHELD

Peter Wirth	13,449,770	N/A	817,533
Randall B. Lauffer, Ph.D	14,158,870	N/A	108,433

The following is a list of the directors whose term of office as a director continued after the meeting:

DIRECTOR

TERM EXPIRES

Stanley T. Crooke, Ph.D	2004
Christopher F.O. Gabrieli	2005
Michael D. Webb	2005

2.                                       The proposal to amend the Company’s Amended and Restated 1992 Equity Incentive Plan to increase the number of authorized shares of common stock available under the Plan from 5,599,901 shares to 6,099,901 shares.  The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker non-votes:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE

9,708,400	4,523,674	33,229	2,001

3.                                       The proposal to amend the Company’s 1996 Director Stock Option Plan to increase the aggregate number of shares of common stock that may be subject to grants under the Director Plan from 200,000 shares to 300,000 shares.  The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker non-votes:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE

12,536,961	1,700,814	27,528	2,001

4.                                       The proposal to amend the Company’s 1996 Employee Stock Purchase Plan to increase the aggregate number of shares of the Company’s common stock as to which awards may be granted by 50,000 shares, the following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker non-votes:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE

11,801,568	2,437,208	26,528	2,000

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)                              EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company, as amended. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-8 (File No. 333-30531) and incorporated herein by reference.
3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-8 (File No. 333-30531) and incorporated herein by reference.
4.1	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.1*	Thrombus Development Agreement between the Company and Schering AG, dated as of May 26, 2003.
10.2*	Collaborative Research Agreement between the Company and Schering AG, dated as of May 26, 2003.
10.3*	Loan Agreement by and between the Company and Schering AG, dated as of May 26, 2003.
99.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Michael D. Webb.
99.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Peyton J. Marshall.
99.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

*               Confidential treatment requested as to certain portions of the agreement, which portions are omitted and filed separately with the Commission.

(B)                              REPORTS ON FORM 8-K

On April 1, 2003, the Company filed a current Report on Form 8-K reporting that it had selected a novel compound to move toward clinical development.  The compound, named EP-2104R, is an imaging agent specifically designed to enable detection of thrombus, or blood clots, in humans using MRI.

On April 24, 2003, the Company filed a current Report on Form 8-K reporting its financial results for the quarter ended March 31, 2003.

On May 27, 2003, the Company filed a current Report on Form 8-K announcing that is had formed a broad alliance with Schering AG for the discovery, development and commercialization of novel molecularly-targeted contrast agents for magnetic resonance imaging and for the development and commercialization of EP2104R.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIX Medical, Inc.

Date: July 25, 2003	By:	/s/ PEYTON J. MARSHALL, Ph.D.

Peyton J. Marshall, Ph.D.
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)