Form 10-Q
period 2003-09-30
EPIX MEDICAL INC
filed 2003-10-29
CIK 1027702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Common Stock, $.01 par value per share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of October 22, 2003, 22,033,154 shares of the registrant’s Common Stock, $.01 par value per share, were issued and outstanding.

EPIX Medical, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (unaudited)

EPIX MEDICAL, INC.

BALANCE SHEETS

(unaudited)

	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$69,609,960	$4,540,444
Available-for-sale marketable securities	18,059,866	23,571,565
Royalties receivable	—	175,132
Prepaid expenses and other assets	503,539	516,199
Total current assets	88,173,365	28,803,340
Property and equipment, net	1,132,297	1,292,802
Other assets	44,174	59,088
Total assets	$89,349,836	$30,155,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,604,804	$1,894,561
Accrued expenses	5,982,775	6,403,927
Contract advances	2,751,065	3,132,071
Accrued reacquisition costs	2,400,000	2,400,000
Deferred revenue	3,355,342	2,609,127
Total current liabilities	16,093,986	16,439,686
Deferred revenue	4,696,579	7,829,029
Long-term debt	7,500,000	—
Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 22,033,154 and 17,074,034 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	220,332	170,740
Additional paid-in-capital	187,388,405	119,712,094
Accumulated deficit	(126,590,829)	(114,157,964)
Accumulated other comprehensive income	41,363	161,645
Total stockholders’ equity	61,059,271	5,886,515
Total liabilities and stockholders’ equity	$89,349,836	$30,155,230

See accompanying notes.

EPIX MEDICAL, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Revenues:
Product development revenue	$2,834,438	$1,975,499	$8,159,640	$5,983,176
Royalty revenue	682,116	310,970	1,782,312	1,050,788
License fee revenue	401,300	468,702	1,293,768	1,524,682
Total revenues	3,917,854	2,755,171	11,235,720	8,558,646
Operating expenses:
Research and development	5,618,628	6,966,702	18,901,011	21,380,819
General and administrative	1,677,654	1,453,275	4,842,662	4,502,060
Total operating expenses	7,296,282	8,419,977	23,743,673	25,882,879
Operating loss	(3,378,428)	(5,664,806)	(12,507,953)	(17,324,233)
Interest income	181,988	184,539	410,868	802,403
Interest expense	(165,150)	(95,550)	(266,795)	(287,813)
Loss before provision for income taxes	(3,361,590)	(5,575,817)	(12,363,880)	(16,809,643)
Provision for income taxes	2,973	18,658	68,985	63,096
Net loss	$(3,364,563)	$(5,594,475)	$(12,432,865)	$(16,872,739)

Weighted average shares:
Basic and diluted	19,765,976	17,038,125	18,021,100	16,816,010

Net loss per share, basic and diluted	$(0.17)	$(0.33)	$(0.69)	$(1.00)

See accompanying notes.

EPIX MEDICAL, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2003	2002

Operating activities:
Net loss	$(12,432,865)	$(16,872,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	468,875	737,701
Changes in operating assets and liabilities:
Royalties receivable	175,132	(34,040)
Prepaid expenses and other current assets	27,574	(154,151)
Accounts payable	(289,757)	(356,967)
Accrued expenses	(421,152)	1,605,599
Contract advances	(381,006)	(1,805,280)
Deferred revenue	(2,386,235)	(1,944,998)
Net cash used in operating activities	(15,239,434)	(18,824,875)
Investing activities:
Purchases of fixed assets	(308,370)	(960,793)
Purchases of marketable securities	(13,917,217)	(42,426,503)
Sale or redemption of marketable securities	19,308,634	24,217,898
Net cash provided by (used in) investing activities	5,083,047	(19,169,398)
Financing activities:
Repayment of capital lease obligations	—	(78,760)
Proceeds from long-term debt	7,500,000	—
Proceeds from employee stock purchase plan, stock options and warrants	2,215,578	923,438
Proceeds from sale of common stock	65,510,325	30,105,966
Net cash provided by financing activities	75,225,903	30,950,644
Net increase (decrease) in cash and cash equivalents	65,069,516	(7,043,629)
Cash and cash equivalents at beginning of period	4,540,444	13,609,883
Cash and cash equivalents at end of period	$69,609,960	$6,566,254

Supplemental cash flow information:
Cash paid for interest	$160,849	$360,919
Cash paid for taxes	$95,541	$61,045

See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business

EPIX Medical, Inc. (“EPIX” or the “Company”) was formed on November 29, 1988 as a Delaware corporation and commenced operations in 1992. The Company is developing targeted contrast agents both to improve the capability and expand the use of magnetic resonance imaging (“MRI”) as a tool for diagnosing human disease. The Company’s lead product under development, MS-325, is an injectable contrast agent specifically designed for vascular imaging using magnetic resonance angiography (“MRA”) to diagnose atherosclerotic disease, including non-coronary vascular disease and coronary artery disease.  The Company is also developing EP-2104R for imaging human thrombus, or blood clots.

2.  Basis of Presentation

The unaudited condensed financial statements of EPIX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and the rules of the Securities and Exchange Commission or the Commission. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of the interim period ended September 30, 2003 are not necessarily indicative of the results expected for the full fiscal year.

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

3.  Significant Accounting Policies

Revenue

Product development revenue

In June 2000, the Company entered into a strategic collaboration agreement with Schering AG (“Schering”), whereby each party to the agreement will share equally in MS-325 development costs and U.S. operating profits, and the Company will receive royalties related to non-U.S. sales.  In May 2003, the Company entered into a development agreement with Schering for EP-2104R and a collaboration agreement with Schering for MRI research as described in Note 7.  Revenue is recognized by the Company at the time it performs research and development activities for which Schering and other collaborators are obligated to reimburse the Company.  Product development revenues from Schering are recorded net of the Company’s portion of Schering’s actual or most recent estimate of their MS-325 research and development costs.  Payments received by the Company from Schering in advance of EPIX performing research and development activities are recorded as contract advances.

Royalty revenue

The Company earns royalty revenues pursuant to its sub-license on certain of its patents to Bracco Imaging S.p.A. (“Bracco”).  Royalty revenues are recognized based on actual revenues as reported by Bracco to the Company, as available.  Otherwise, the Company estimates royalty revenues based on Bracco’s estimates, historical revenues and trends.  In connection with the execution of the sub-licensing arrangement in September 2001, Bracco made a $4.0 million refundable advance royalty payment to the Company, which is accounted for as deferred revenue.   When royalty revenue is earned, a portion of the royalty revenue earned is offset against the $4.0 million refundable advance royalties.  Prior to July 2003, the remaining portion of royalty revenue earned was paid to the Company in cash.  Beginning in July 2003 and until the earlier of FDA approval of MultiHance® or December 31, 2005, the portion of royalty revenue earned that was previously paid to the Company in cash is offset against the $3.0 million FDA approval license fee, discussed under license fee revenue.

The balance of the original $4.0 million advance royalty at September 30, 2003 and December 31, 2002 was $2.2 million and $3.0 million, respectively.  The patents sub-licensed to Bracco are owned by the Massachusetts General Hospital (“MGH”) and have been exclusively licensed to the Company.  The Company owes MGH a percentage of all royalties received from its sub-licenses.

Royalties paid to MGH, which totaled $52,000 and $32,000 for the three months ended September 30, 2003 and 2002, respectively, and $90,000 and $124,000 for the nine months ended September 30, 2003 and 2002, respectively, are classified as general and administrative expenses in the Statements of Operations.

License fee revenue

In 2000, the Company adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition (“SAB 101”), retroactively to January 1, 2000, changing its method of recognizing certain types of revenue.  Pursuant to SAB 101, the Company recognizes revenues from non-refundable license fees and milestone payments, not specifically tied to a separate earnings process, ratably over the period during which the Company has a substantial continuing obligation to perform services under the contract.  When milestone payments are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligations associated with the payment are completed.

In September 2001, the Company sub-licensed certain patents to Bracco and received a $2.0 million license fee from Bracco. This license fee is included in deferred revenue and is being recorded as revenue ratably from the time of the payment until the expiration of MGH’s patent in 2006.

The Company also received a $3.0 million license fee from Bracco, which is contingent upon Bracco’s principal product, MultiHance®, gaining FDA approval in the United States. This license fee is included in deferred revenue in the accompanying balance sheet and will be recorded as revenue when FDA approval for MultiHance® is granted.  Beginning in July 2003, a portion of royalty revenue earned is offset against the FDA approval license fee.  If MultiHance® is approved, Bracco will be obligated to pay the Company the amount of royalties previously offset against the license fee.  If MultiHance® does not gain FDA approval by December 31, 2005, the Company is obligated to repay the remaining balance of the $3.0 million to the extent such royalties are insufficient to meet the entire obligation.  The balance of the original $3.0 million license fee at September 30, 2003 was $2.6 million.

Research and Development Expenses

Research and development costs, including those associated with technology, licenses and patents, are expensed as incurred.  Research and development costs include employee salaries and related costs, third party service costs and consulting expenses.

In order to conduct the clinical trials required for our initial product, MS-325, the Company enters into contracts with vendors who render services over an extended period of time, generally one to three years. Typically, the Company enters into two types of vendor contracts; time-based or patient-based.  Under a time-based contract, using critical factors contained within the contract, such as the stated duration of the contract and the timing of services provided, the Company records the contractual expense for each service provided ratably over the period during which our estimates the service will be performed.  Under a patient based contract, the Company first determines an appropriate per patient cost using critical factors contained within the contract, which include the estimated number of patients and the total dollar value of the contract. The Company then records expense based upon the total number of patients enrolled during the period.

On a quarterly basis, the Company reviews both the timetable of services to be rendered and the timing of services actually received. Based upon this review, revisions may be made to the forecasted timetable or the extent of services performed, or both, in order to reflect the Company's most current estimate of the contract.

4. Loss per Share

The Company computes loss per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic net loss per share is based upon the weighted-average number of common shares outstanding and excludes the effect of dilutive common stock issuable upon exercise of stock options. Diluted net loss per share includes the effect of dilutive common stock issuable upon exercise of stock options using the treasury stock method. In computing diluted loss per share, only potential common shares that are dilutive, or those that reduce earnings per share, are included. The exercise of options is not assumed if the result is anti-dilutive, such as when a loss is reported. Accordingly, basic and diluted net loss per share is the same for all periods presented.

5. Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains or losses on the Company’s available-for-sale marketable securities.  The Company’s comprehensive loss for the three months ended September 30, 2003 and 2002 amounted to $3.4 million and $5.4 million, respectively, and for the nine months ended September 30, 2003 and 2002 amounted to $12.6 million and $16.6 million, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net loss - as reported	$(3,364,563)	$(5,594,475)	$(12,432,865)	$(16,872,739)
Add: employee stock-based compensation included in net loss as reported	—	—	—	—
Less: pro forma adjustment for stock-based compensation	(1,070,073)	(1,059,668)	(2,955,786)	(3,099,264)

Net loss - pro forma	$(4,434,636)	$(6,654,143)	$(15,388,651)	$(19,972,003)

Net loss per share, basic and diluted
As reported	$(0.17)	$(0.33)	$(0.69)	$(1.00)
Pro forma	(0.22)	(0.39)	(0.85)	(1.19)
Effect of pro forma adjustment	$(0.05)	$(0.06)	$(0.16)	$(0.19)

The weighted-average grant date fair value of stock options granted during the three months ended September 30, 2003 and 2002 was $14.40 and $6.20, respectively, and for nine months ended September 30, 2003 and 2002 was $5.72 and $9.24 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Options		ESPP
	Three Months Ended September 30,
	2003	2002	2003	2002

Expected option term (years)	7.2	6.5	0.5	0.5
Expected stock price volatility	0.87	0.88	0.86	0.87
Risk-free interest rate	3.30%	3.35%	1.17%	3.65%

	Nine Months Ended September 30,
	2003	2002	2003	2002

Expected option term (years)	6.5	6.5	0.5	0.5
Expected stock price volatility	0.87	0.86	0.86	0.87
Risk-free interest rate	3.26%	3.78%	1.17%	3.65%

Because options vest over several years and the Company expects to grant options in future years, the above pro forma results of applying the provisions of FAS 123 are not necessarily indicative of the pro forma results in future years.

7. Strategic Collaboration

In May 2003, the Company announced a broad alliance with Schering for the discovery, development and commercialization of molecularly-targeted contrast agents for MRI.  The alliance is comprised of two areas of collaboration, with one agreement providing for exclusive development and commercialization collaboration of EP-2104R, the Company’s product candidate for the detection of human thrombus

(blood clots), and the second agreement covering an exclusive research collaboration to discover novel compounds for MRI.  As a result of the alliance, Schering has an option to the later stage development and worldwide marketing rights for EP-2104R and for all development candidates emerging from the MRI research collaboration.

Under the terms of the EP-2104R agreement, the Company is responsible for execution of a clinical feasibility program in humans.  At the end of the feasibility program, Schering may exercise an option to develop EP-2104R under which Schering will receive an exclusive, worldwide license for EP-2104R and become responsible for all further development, manufacturing, marketing and sales.  Schering will make fixed payments totaling approximately $9.0 million over two years to the Company to cover the Company’s expenditures in the feasibility program.  In addition, if Schering exercises its option to develop and commercialize EP-2104R, Schering will pay the Company up to $15.0 million in additional payments upon the occurrence of certain development and commercial events, as well as royalties on sales attributable to the EP-2104R development effort.  The Company has the right to increase its royalty rate through financial participation in clinical development under which the Company would earn a higher royalty rate.

Under the terms of the MRI three-year joint research agreement, the Company and Schering are exclusively combining their existing research programs in the field of MRI to discover novel MRI product candidates for clinical development.  Schering will fund a portion of EPIX’s related personnel costs and third party research costs of up to $2.0 million per annum and has made available to the Company a loan facility of up to $15.0 million.  The loan facility carries a variable, market-based interest rate.  Of the $15.0 million loan facility from Schering, $7.5 million was available and drawn as of June 30, 2003.  The outstanding balance of $7.5 million, plus accrued interest, was repaid to Schering in October 2003.  The remaining $7.5 million of the Schering loan facility is available beginning May 2004, subject to specified covenants and conditions contained in the loan agreement.  The outstanding balance of the loan is repayable beginning in May 2007 and there is no penalty for prepayment.  Also under the MRI research agreement, Schering has the first option to obtain exclusive, worldwide rights for the product candidates, then becoming responsible for all future development, manufacturing, marketing and sales.  The Company would receive a base royalty on sales with the option to increase the royalty by participating in development funding.  If Schering does not exercise its option, the Company has the right to license the product to a party of its choosing, and Schering would receive a base royalty on sales and milestone payments.

8. Sale of Stock

On August 7, 2003 the Company issued and sold 4.3 million shares of its common stock pursuant to its efffective shelf registration statement, previously filed with the Securities and Exchange Commission, or SEC, at a price of $15.00 per share.  In addition, on August 26, 2003, the underwriters exercised their over-allotment option and purchased an additional 345,000 shares of common stock at a price of $15.00 per share.  The Company received total proceeds of approximately $65.5 million, net of underwriting discounts, commissions and expenses, from the sale of stock.

9. Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) which addressed certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate accounting units if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into after June 30, 2003.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”).  SFAS 148 amends Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation.  SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting” (“APB 28”) to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  SFAS 148’s amendment of the transition and annual disclosure requirements of SFAS 123 is effective for fiscal years ending after December 15, 2002.  SFAS 148’s amendment of the disclosure requirements of APB 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002.  The Company has provided the new disclosure in Note 6, “Employee Stock Compensation”.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 provides a new consolidation model which determines control and consolidation based on potential variability in gains and losses. The provisions of FIN 46 are effective for enterprises with variable interests in variable interest entities created after January 31, 2003. For public companies with variable interest in variable interest entities created before February 1, 2003, the provisions of FIN 46 are to be applied no later than the fourth quarter of 2003. The Company has not invested in any variable interest entities after January 31, 2003. The Company does not anticipate a significant impact on its financial position or results of operations upon adoption of this Statement in the fourth quarter of 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company has no financial instruments under SFAS 150.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since commencing operations in 1992, we have been principally engaged in the research and development of our product candidates, as well as seeking various regulatory clearances and patent protection. We have had no revenues from sales of our products and have incurred cumulative losses since inception through September 30, 2003 aggregating approximately $126.6 million.

We expect continued operating losses for the next several years as we incur expenses to support research and development efforts to obtain regulatory approvals for our product candidates.

Our initial product candidate, MS-325, is currently our only product candidate having undergone human clinical trials. We filed an investigational new drug (IND) application for MS-325 in July 1996. We initiated a Phase I clinical trial in 1996 and a Phase I dose escalation study in 1997, both of which have been completed. We completed a Phase II clinical trial in June 1998 to test the safety and preliminary efficacy of MS-325-enhanced magnetic resonance angiography, or MRA, for the evaluation of non-coronary vascular disease and also completed a Phase II trial in June 2001 that was designed to compare the diagnostic accuracy of five different doses of MS-325-enhanced MRA with that of X-ray angiography in the aortoiliac arteries. In 2001, we completed enrollment in the first study of a two-arm Phase III clinical trial, which was initiated in June 1999, and was designed to determine the efficacy of MS-325-enhanced MRA for the detection of aortoiliac occlusive disease.  We announced the results of this trial in March 2002.  In October 2002, we announced that we had completed patient enrollment in the second of the two trials designed to detect peripheral vascular disease in the aortoiliac arteries.  We announced results of this trial in March 2003.  In September 2001, after discussions with the FDA, we expanded our initial target indication for MS-325 beyond aortoiliac occlusive disease to a broad peripheral vascular disease indication, which we expect will include the entire vasculature, except for the heart.  As a result of this expansion, we added two new trials to our Phase III MRA clinical trial program, one in the renal arteries and the other in the pedal arteries.  In February 2003, we announced that we had completed patient enrollment in these studies.  We announced the results of these two trials in July 2003.  We plan to submit a New Drug Application, or NDA, to the FDA in 2003.

In March 2000, we completed enrollment in a Phase II clinical trial to test the safety and feasibility of MS-325 for detecting breast cancer, and in March 2001, we completed enrollment in a Phase II feasibility trial, which we conducted in collaboration with Pfizer, Inc., or Pfizer, to explore the efficacy of MS-325-enhanced MRI in the diagnosis of female sexual arousal dysfunction. In April 2002, we completed enrollment in our MS-325-enhanced MRA Phase II feasibility trial for coronary artery disease.

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

Revenue Recognition

We recognize revenues from non-refundable license fees and milestone payments not specifically tied to a separate earning process ratably over the period during which we have substantial continuing obligations to perform services under the contract. When milestone payments are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligations associated with the payment are completed. When the period of deferral cannot be specifically identified from the contract, we estimate the period of deferral based upon our obligations under the contract.  We continually review these estimates and, if any of these estimates change, an adjustment is recorded in the period in which they become reasonably estimable.  These adjustments could have a material effect on our results of operations.  Within the last year we have increased the estimated time period over which we will provide services under the agreement we have with Mallinckrodt, Inc., a subsidiary of Tyco International Ltd, which we refer to as Tyco/Mallinckrodt from an original estimate of 89 months to a current estimate of 99 months, resulting in a reduction in revenue of approximately $290,000 for the first nine months of 2003.

Payments received from Schering Aktiengesellschaft, or Schering AG, or Schering, for development cost sharing obligations are recorded as revenue when the underlying costs are incurred.  Non-refundable payments received for which revenue has not been earned are recorded as deferred revenue. Contract advances represent refundable amounts received in advance of services rendered.

Royalty revenues are recognized based on actual revenues as reported to us by Bracco S.p.A, or Bracco.  When actual results are not available, we estimate royalty revenues based on Bracco’s, estimates of historical revenues and trends.  We continually review these estimates and record adjustments to the estimates when we receive actual information from Bracco.  These adjustments have not been significant to date, but could have a material effect on our future results of operations.

Research and Development

Research and development costs, including those associated with technology, licenses and patents, are expensed as incurred.  Research and development costs include employee salaries and related costs, third party service costs and consulting expenses.

In order to conduct research and development activities and compile regulatory submissions, we enter into contracts with vendors who render services over an extended period of time, frequently one to three years.  Typically, we enter into two types of vendor contracts; time based and patient based.  Under a time based contract, using critical factors contained within the contract, typically the stated duration of the contract, and the timing of services provided, we record the contractual expense for each service provided under the contract ratably over the period during which we estimate the service will be performed.  Under a patient based contract, we first determine an appropriate per patient cost using critical factors contained within the contract, which include the estimated number of patients and the total dollar value of the contract. We then record expense based upon the total number of patients enrolled during the period.  On a quarterly basis, we review both the timetable of services to be rendered and the timing of services actually received. Based upon this review, revisions may be made to the forecasted timetable or to the extent of services performed, or both, in order to reflect our most current estimate of the contract.  Adjustments are recorded in the period in which the revisions are estimable.  These adjustments could have a material effect on our results of operations.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2003 and 2002

Revenues

Revenues for the three months ended September 30, 2003 and 2002 were $3.9 million and $2.8 million, respectively. Revenues for the three-month period ended September 30, 2003 consisted of $2.8 million of product development revenue from Schering, $787,000 of royalty and license fee revenue related to the Bracco agreement and $296,000 of license fee revenue related to the Schering and Tyco /Mallinckrodt strategic collaboration agreements for the development and marketing of MS-325.  The increase in revenues of $1.1 million for the three months ended September 30, 2003 compared to the same period last year primarily related to higher product development revenues attributed to the collaboration agreements signed in May 2003 with Schering for EP-2104R and for MRI research and to higher royalties from Bracco.  The product development revenues from EP2104R and MRI research programs were partly offset by lower revenues from MS-325 related to the completion of the Phase III clinical trial program.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2003 were $5.6 million as compared to $7.0 million for the same period in 2002.  The decrease of $1.4 million was primarily attributable to decreased costs related to the completion of the Phase III clinical trial program for MS-325 and to lower spending on our thrombus program, partly offset by higher spending for other research programs.

We are currently performing research and development activities for two projects, MS-325, for which we have completed Phase III clinical trials and are preparing for the NDA submission to the FDA, and our thrombus program for EP-2104R, which is in the preclinical stage.   MS-325 is an injectable intravascular contrast agent intended to enhance the quality of MR images and provide physicians with a superior method for diagnosing diseases affecting the vasculature.  We have completed enrollment in a Phase III clinical trial program to test the safety and efficacy of MS-325-enhanced MRA for the evaluation of non-coronary vascular disease. We plan to submit our NDA related to MS-325 to the FDA in 2003. The FDA review process of an NDA submission can vary widely. If granted expedited review, we could receive product approval within six to eight months from the date of the NDA filing date. However, historically, the FDA has required approximately twelve months to review a product NDA prior to initial regulatory action with an additional period of at least three to six months required prior to approval. If approved by the FDA, our partner, Schering, will have primary responsibility for the product launch and marketing of MS-325.  In 2004, we plan to initiate further Phase II clinical studies of MS-325 for use in cardiac imaging and Phase IIIb/IV clinical studies of MS-325.

Both the time-frame and costs involved in developing MS-325, gaining FDA approval and commercializing the product may vary greatly for several reasons, including the following:

•              We conduct our clinical trials in accordance with specific protocols, which we have filed with the FDA or other relevant authorities. If the FDA requires us to perform additional studies, we could incur significant additional costs and additional time to complete our clinical trials. This could also result in a delay in our ability to make regulatory submissions and a delay in the commercialization or slower sales growth of our product.

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

•              Our partner, Schering, is responsible for the launch and marketing of MS-325. If Schering does not launch the product in a timely manner or market the product effectively, we may incur a delay in receiving revenues after the launch of MS-325 or may not receive enough revenue to enable us to be profitable.

Our current plans for developing and commercializing MS-325 reflect our best estimate of the time involved in the development program based on factors currently known to us. The third parties described above have the ability to greatly impact this timetable, and we may not have control over or be able to respond within our current plan to changes caused by them. Any such delays could result in a significant increase in costs to develop MS-325 as well as a delay in product launch, which could enable competition to intensify.

For our second project, the thrombus program, we are developing a targeted contrast agent (EP-2104R) that would enable MRI to illuminate blood clots in humans.  In March 2003, we announced that we had selected a compound for development in the thrombus program, EP-2104R, as an imaging agent specifically designed to enable detection of thrombus, or blood clots, in humans using MRI.  Such a product could potentially change the diagnostic work-up for many of the conditions associated with thromboembolic disease, including pulmonary embolism, stroke, coronary thrombus and deep vein thrombosis. We believe that the use of this new approach could lead to better medical outcomes due to earlier and more definitive diagnoses. We further believe that our proprietary technology platform could enable MRI to differentiate old and new clot formation, potentially identifying those clots that pose the most risk to patients and those that are the most treatable.

In May 2003, we entered into a collaboration agreement with Schering for EP-2104R.  Under terms of the agreement, we will be responsible for execution of a clinical feasibility program in humans.  At the end of the feasibility program, Schering may exercise an option to develop EP-2104R through which Schering will receive an exclusive, worldwide license for EP-2104R and become responsible for all further development, manufacturing, marketing and sales.  Under the agreement, Schering has made and will make fixed payments to us totaling approximately $9.0 million over two years intended to cover our costs of the feasibility program. The amount of expenditure necessary to execute the feasibility program is subject to numerous uncertainties, which may adversely affect our ability to execute the program for less than the Schering payments to us.  In addition, we cannot predict whether Schering will exercise its option to develop EP-2104R or, if Schering does exercise its option, whether we will exercise our option to bear a portion of the development costs in return for an increase in our royalty rate.  If Schering does not exercise its option, then we would have to bear the additional cost of a clinical program to develop EP-2104R, which may adversely affect our liquidity and capital resources.  Consequently, we cannot predict, at this time, the amount of research and development costs that we will incur with regard to our thrombus program.

In May 2003, we also entered into a collaboration agreement with Schering for MRI research.  Under terms of the three-year joint research agreement, we and Schering are exclusively combining our existing research programs in the field of MRI to discover novel MRI product candidates for clinical development. Under the agreement, Schering will fund a portion of our related personnel costs and third party research costs of up to $2.0 million per annum and will make available to us a loan facility of up to $15 million with principal repayment beginning in 2007.  The cost to execute our MRI research plan is subject to numerous uncertainties, which may adversely affect our liquidity and capital resources.

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

General and Administrative Expenses

General and administrative expenses, which consist primarily of salaries, benefits, outside professional services and related costs associated with our executive, finance and accounting, business development, marketing, human resources, legal and corporate communications activities, were $1.7 million for the three months ended September 30, 2003 as compared to $1.5 million for the three months ended September 30, 2002.  The increase of $225,000 was primarily attributed to higher spending for MS-325 marketing, for business development and for directors and officers insurance.  General and administrative expenses also include royalties payable to Massachusetts General Hospital, or MGH, based on sales by Bracco of MultiHance®.  Royalty expenses totaled $32,000 and $16,000 for the three months ended September 30, 2003 and 2002, respectively.

Interest Income and Interest Expense

Interest income for the three months ended September 30, 2003 was $182,000 as compared to $185,000 for the three months ended September 30, 2002.  The decrease of approximately $3,000 was primarily due to lower interest rates that were offset by higher average levels of invested cash, cash equivalents and marketable securities coming from the recently completed sale of stock.  We also classify net realized gains and losses as interest income.  During the three months ended September 30, 2003 and 2002, there were no realized gains or losses on marketable securities.  Interest expense for the three months ended September 30, 2003 and 2002 was $165,000 and $96,000, respectively.  The increase in interest expense resulted from the draw down of $7.5 million of the $15.0 million loan facility made available to us by Schering as part of the MRI Research Collaboration.  The principal balance, which was $7.5 million as of September 30, 2003, and accrued interest on the loan facility was repaid in October 2003.

Provision for Income Taxes

The provision for income taxes, which represents Italian income taxes related to the Bracco agreement, was $3,000 for the three months ended September 30, 2003 as compared to $19,000 for the three months ended September 30, 2002.  Beginning in July 2003, all royalties earned from the sale of MultiHance® are offset against the prepaid FDA license fee and advanced royalties until such time as MultiHance® gains FDA approval in the U.S.  As a result, we will not be required to withhold foreign income tax expense until royalty payments are reinstated upon FDA approval of MultiHance®.

Comparison of Nine Months Ended September 30, 2003 and 2002

Revenues

Revenues for the nine months ended September 30, 2003 and 2002 were $11.2 million and $8.6 million, respectively. Revenues for the nine-month period ended September 30, 2003 consisted of $8.2 million of product development revenue from Schering, $2.1 million of royalty and license fee revenue related to the Bracco agreement and $978,000 of license fee revenue related to the Schering and Tyco /Mallinckrodt strategic collaboration agreements for the development and marketing of MS-325.  The increase in revenues of $2.6 million for the nine months ended September 30, 2003 compared to the same period last year primarily related to product development revenue from the recently signed collaboration agreement with Schering for EP-2104R and to increased royalties from Bracco, partly offset by lower product development revenues from MS-325.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2003 were $18.9 million as compared to $21.4 million for the same period in 2002.  The decrease of $2.5 million was primarily attributable to decreased costs related to the completion of Phase III clinical trial program for MS-325 and to lower spending on our thrombus program, partly offset by higher spending on other research programs.

General and Administrative Expenses

General and administrative expenses were $4.8 million for the nine months ended September 30, 2003 as compared to $4.5 million for the nine months ended September 30, 2002. The increase of $341,000 was primarily attributed to higher legal costs related to the Schering agreements and to directors and officers insurance.  General and administrative expenses also include royalties payable to MGH based on sales by Bracco of MultiHance®.  Royalty expenses totaled $78,000 and $51,000 for the nine months ended September 30, 2003 and 2002, respectively.

Interest Income and Interest Expense

Interest income for the nine months ended September 30, 2003 was $411,000 as compared to $802,000 for the nine months ended September 30, 2002.  The decrease of approximately $391,000 was primarily due to lower interest rates and to lower average levels of invested cash, cash equivalents and marketable securities from earlier in the year.  We classify net realized gains and losses in interest income.  During the nine months ended September 30, 2003 and 2002, there were no realized gains or losses on marketable securities.

Interest expense for the nine months ended September 30, 2003 and 2002 was $267,000 and $288,000, respectively.  The decrease in interest expense resulted from lower interest rates during the nine-month period ended September 30, 2003 applied to the royalty advances from Bracco, partly offset by interest expense resulting from the draw down of $7.5 million of the $15.0 million loan facility made available to us by Schering as part of the MRI Research Collaboration.

Provision for Income Taxes

The provision for income taxes, which represents Italian income taxes related to the Bracco agreement, was $69,000 for the nine months ended September 30, 2003 as compared to $63,000 for the nine months ended September 30, 2002.  The higher foreign income tax expense resulted from higher royalty revenues from Bracco.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity consist of cash, cash equivalents and available-for-sale marketable securities of $87.7 million at September 30, 2003 as compared to $28.1 million at December 31, 2002.

In August 2003, we raised $65.5 million, net of underwriter discounts, commissions and expenses, through the issuance and sale of 4.645 million shares of our common stock pursuant to our effective shelf registration statement, previously filed with the SEC.

We used approximately $15.2 million of net cash to fund operations for the nine months ended September 30, 2003 compared to $18.8 million for the nine months ended September 30, 2002.  A net loss of $12.4 million, combined with a reduction in deferred revenue of $2.4 million and a reduction in contract advances of $381,000, primarily accounted for the net cash used in operations during the nine-month period ended September 30, 2003.

Our investing activities resulted in net cash provided of $5.1 million for the nine months ended September 30, 2003 as compared to net cash used of $19.2 million for the nine months ended September 30, 2002.  For the nine months ended September 30, 2003, we generated cash from the sale and redemption of $19.3 million of available-for-sale marketable securities that was partly offset by the purchase of available-for-sale marketable securities of $13.9 million.  During the same period last year, we purchased approximately $42.4 million of available-for-sale marketable securities, with most of the proceeds coming from our January 2002 common stock offering, and the sale or redemption of available-for-sale marketable securities of $24.2 million.  Other investing activities included capital expenditures of $308,000 for the nine months ended September 30, 2003 as compared to $961,000 for the nine months ended September 30, 2002.  Our capital expenditures primarily consist of purchases of property and equipment, including lab equipment, computer equipment and software.  We expect that our capital expenditures may increase in the future as we continue to refurbish our principal laboratory space.

Cash provided by financing activities was $75.2 million for the nine months ended September 30, 2003.  The primary sources of financing for the nine month ended September 30, 2003 were the sale and issuance of 4.645 million shares of common stock pursuant to our effective shelf registration statement, previously filed with the SEC, which generated net proceeds of $65.5 million, the $7.5 million in loan proceeds from Schering arising from our MRI research collaboration completed in May 2003 and proceeds from stock option exercises of $2.2 million.  This compares with net proceeds of approximately $31.0 million for the nine months ended September 30, 2002, which came primarily from the issuance and sale of 2.575 million shares of our common stock in January 2002, pursuant to our effective shelf registration statement, previously filed with the SEC.

We currently receive quarterly cash payments from Schering for their share of development costs of MS-325 and EP-2104R and for their share of research costs in our MRI research collaboration. We also receive monthly interest income on our cash, cash equivalents and available-for-sale marketable securities.  Prior to July 2003, we received quarterly royalty payments from Bracco for a portion of the royalty revenue actually earned from the sales of MultiHance®.  Beginning in July 2003 and until the earlier of FDA approval of MultiHance® or December 31, 2005, the portion of Bracco royalty revenue earned that was previously paid to us in cash is being offset against the prepaid FDA approval license fee.  If MultiHance® is approved in the U.S. by the FDA prior to December 31, 2005, Bracco will be obligated to pay us the amount of royalties previously offset against prepaid FDA approval license fee and to resume quarterly royalty payments.   Additional future cash flows depend on the successful filing of an NDA, the FDA’s approval of that filing and product launch of MS-325, and includes up to $25.8 million in milestone payments from Schering and our share of the profits earned on sales of MS-325 worldwide.  Additional future cash flows from our EP-2104R collaboration with Schering depend on the successful completion of the EP-2104R feasibility program, on Schering’s decision to exercise its development option and on the success of further development, regulatory and commercialization work by Schering.  Additional future cash flows from our MRI research collaboration with Schering depend on the success of the research program and the success of further development, regulatory and commercialization activities with respect to any products generated.  We may also receive royalties on sales of Schering’s Eovist product, if it is approved for sale by the FDA or international regulatory authorities pursuant to a license agreement with Schering.

Known outflows, in addition to our ongoing research and development and general and administrative expenses, include the semi-annual royalties that we owe to MGH on sales by Bracco of MultiHance® and $2.4 million we owe Daiichi in December 2003 under the terms of our reacquisition agreement with Daiichi.  Other potential future outflows depend on the successful filing of an NDA, FDA approval and product launch of MS-325, which include $5.0 million of milestone payments due Tyco/Mallinckrodt, a share of profits due Tyco/Mallinckrodt on sales of MS-325 worldwide, a royalty to Daiichi on sales of MS-325 in Japan and a royalty due MGH on our share of the profits of MS-325 worldwide.  We will also be required to repay Bracco any unearned prepaid royalties, equaling $2.5 million at September 30, 2003, upon termination of our license agreement with Bracco, plus an additional $2.6 million if MultiHance® does not receive FDA approval in the U.S by December 2005.  In November 2002, Bracco announced that it had received an approvable letter from the FDA for MultiHance®.

Based on our current plans, expense rates, targeted timelines and our view regarding acceptance of MS-325 in the marketplace, we estimate that cash, cash equivalents and marketable securities on hand as of September 30, 2003 will be sufficient to fund our operations until we turn cash flow positive.  As of September 30, 2003, we had outstanding $7.5 million of our $15.0 million loan facility available from Schering as part of our MRI research collaboration.  We repaid the $7.5 million loan, plus accrued interest, in October 2003, but expect to redraw the $7.5 million loan as needed.  We expect to be able to draw the remaining $7.5 million from the Schering loan facility in May 2004, but could be unable to draw under the terms of the loan if we fail to meet certain covenants or conditions precedent in the loan or if we receive a non-fileable letter from the FDA relating to our MS-325 NDA on or before March 1, 2004 and do not subsequently receive a fileable letter from the FDA.  Our future liquidity and capital requirements will depend on numerous factors, including the following: the progress and scope of clinical trials; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both U.S. and foreign governmental approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the extent to which our products, if any, gain market acceptance; the timing and costs of product introductions; the extent of our ongoing research and development programs; the costs of training physicians to become proficient with the use of our potential products; and, if necessary, once regulatory approvals are received, the costs of developing marketing and distribution capabilities.

Because of anticipated spending to support new research programs as well as the continued development of MS-325 and EP-2104R, we do not expect positive cash flow from operating activities for any future quarterly or annual period prior to commercialization of MS-325. Our ability to reach positive cash flow subsequent to the commercialization of MS-325 will depend on its market acceptance and successful launch by our partner Schering, as well as the ability of our partner Tyco/Mallinckrodt to manufacture sufficient quantities of MS-325 to support Schering’s sales and marketing activities.  We anticipate continued investments in fixed assets, including equipment and facilities expansion to support new and continuing research and development programs. In the second quarter of 2002, we signed a lease agreement that increased our future lease commitments by $3.4 million that will enable us to utilize our current principal scientific facilities through December 31, 2007.  In October 2003, we entered in a lease through December 2007 for the nearby office space which we had previously occupied.  The new lease includes a future lease commitment of $1.3 million, which is not reflected in the table below.

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

Below is a table that represents our contractual obligations and commercial commitments as of September 30, 2003:

		Payments due by period
	Total	Remaining three months of 2003	2004	2005	2006 & beyond
Operating leases	$3,337,930	$297,421	$823,105	$746,184	$1,471,220
Accrued reacquisition costs	2,400,000	2,400,000	—	—	—
Long-term debt	7,500,000	—	—	—	7,500,000

	$13,237,930	$2,697,421	$823,105	$746,184	$8,971,220

We have incurred tax losses to date and therefore have not paid significant federal or state income taxes since inception. As of December 31, 2002, we had net operating loss carryforwards of approximately $98.3 million available to offset future taxable income. These amounts expire at various times through 2022. As a result of ownership changes resulting from sales of equity securities, our ability to use the net operating loss carryforwards is subject to limitations as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, or the Code, as amended. We currently estimate that the annual limitation on our use of net operating losses through May 31, 1996 to be approximately $900,000. Pursuant to Sections 382 and 383 of the Code, the change in ownership resulting from public equity offerings in 1997 and any other future ownership changes may further limit utilization of losses and credits in any one year. We also are eligible for research and development tax credits that can be carried forward to offset federal taxable income. The annual limitation and the timing of attaining profitability may result in the expiration of net operating loss and tax credit carryforwards before utilization.

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

We currently have no products for sale and we cannot guarantee that we will ever have marketable products. MS-325 is currently our only product candidate that has undergone human clinical trials and we cannot be certain that any of our other development projects will yield a product candidate suitable for entry into clinical trials. As a result, our initial revenues and profits from commercial sales of our products, if any, will be derived from sales of MS-325.  If MS-325 fails to achieve regulatory approval and market acceptance, and if we do not succeed in bringing any of our other product candidates to human clinical trials and achieve regulatory approval and market acceptance for them, our business will fail, and as a result, you may lose all or part of your investment.

To date, we have received revenues from payments made under licensing, royalty arrangements, product development and marketing agreements with strategic collaborators. In particular, our revenue for the nine months ended September 30, 2003 was $11.2 million, and consisted of $8.2 million from the product development portion of our strategic collaboration agreement with Schering AG, or Schering, and Pfizer, Inc., or Pfizer, $2.1 million from a patent licensing and royalty agreement with Bracco Imaging, S.p.A., or Bracco, and $978,000 of license fee revenue related to the strategic collaboration agreements for the development, manufacturing and marketing of MS-325 with Schering AG and Tyco/Mallinckrodt. In addition to these sources of revenue, we have financed our operations to date through public stock offerings, private sales of equity securities, debt financing and equipment lease financings.

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

Our future financial results are uncertain. We have experienced significant losses since we commenced operations in 1992. Our accumulated net losses as of September 30, 2003 were approximately $126.6 million. These losses have primarily resulted from expenses associated with our research and development activities, including preclinical and clinical trials, and general and administrative expenses. We anticipate that our research and development expenses will remain significant in the future, and we expect to incur substantial losses over at least the next several years as we continue our research and development efforts, pre-clinical testing and clinical trials and as we implement manufacturing, marketing and sales programs. As a result, we cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors, the market price of our common stock may decline and consequently our business may not be sustainable.

If the market does not accept our technology and products, we may not generate sufficient revenues to achieve or maintain profitability.

The commercial success of MS-325 and our other product candidates, when and if approved for marketing by the FDA and corresponding foreign agencies, depends on their acceptance by the medical community and third party payors as clinically useful, cost-effective and safe. While contrast agents are currently used in an estimated 25% to 35% of all MRI exams, there are no MRI agents approved by the FDA for vascular imaging. Furthermore, clinical use of MRA has been limited and use of MRA for vascular disease imaging has occurred mainly in research and academic centers. Market acceptance, and thus sales of our products, will depend on several factors, including:

•              safety;

•              cost-effectiveness relative to alternative vascular imaging methods;

•              availability of third party reimbursement;

•              ease of administration;

•              clinical efficacy; and

•              availability of competitive products.

Market acceptance will also depend on our ability and that of our strategic partners to educate the medical community and third party payors about the benefits of diagnostic imaging with MRA enhanced with MS-325 compared to imaging with other technologies. MS-325 represents a new approach to imaging the non-coronary vascular system, and market acceptance both of MRA as an appropriate imaging technique for the non-coronary vascular system, and of MS-325, is critical to our success. If MS-325 or any of our other product candidates, when and if commercialized, do not achieve market acceptance, we may not generate sufficient revenues to achieve or maintain profitability.

We may need to raise additional funds necessary to fund our operations, and if we do not do so, we may not be able to implement our business plan.

Since inception, we have funded our operations primarily through our public offerings of common stock, private sales of equity securities, debt financing, equipment lease financings and product development revenue, royalty and license payments from our strategic partners. Although we believe that we have adequate funding for the foreseeable future, we may need to raise substantial additional funds for research, development and other expenses, through equity or debt financings, strategic alliances or otherwise. Our future liquidity and capital requirements will depend upon numerous factors, including the following:

•              the progress and scope of clinical trials;

•              the timing and costs of filing future regulatory submissions;

•              the timing and costs required to receive both U.S. and foreign governmental approvals;

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

Based on our current plans, expense rates, targeted timelines and our view regarding acceptance of MS-325 in the marketplace, we estimate that cash, cash equivalents and marketable securities on hand as of September 30, 2003 will be sufficient to fund our operations until we turn cash flow positive.  As of September 30, 2003, we had outstanding $7.5 million of our $15.0 million loan facility available from Schering as part of our MRI research collaboration.  We repaid the $7.5 million loan, plus accrued interest, in October 2003, but expect to redraw the $7.5 million loan as needed.  We expect to be able to draw the remaining $7.5 million from the Schering loan facility in May 2004, but could be unable to draw under the terms of the loan if we fail to meet certain covenants or conditions precedent in the loan or if we receive a non-fileable letter from the FDA relating to our MS-325 NDA on or before March 1, 2004 and do not subsequently receive a fileable letter from the FDA.

We have a limited manufacturing capability and we intend to rely on outsourced manufacturing to produce MS-325.

We do not have, nor do we currently have plans to develop, full-scale manufacturing capability for MS-325. While we have manufactured small amounts of MS-325 for research and development efforts, we rely on,  and we intend to continue to rely on, Tyco/Mallinckrodt as the primary manufacturer of MS-325 for any future human clinical trials and commercial use. In the event that Tyco/Mallinckrodt fails to fulfill its manufacturing responsibilities satisfactorily, Schering has the right to purchase MS-325 from a third party or to manufacture the compound itself. However, either course of action could materially delay the manufacture and development of MS-325. Schering may not be able to find an alternative manufacturer.  In addition, Schering may not be able to manufacture MS-325 itself in a timely manner.  If we experience a delay in manufacturing, it could result in a delay in the approval or commercialization of MS-325 and have a material adverse effect on our business, financial condition and results of operations.

If MRI manufacturers are not able to enhance their hardware and software, we will not be able to complete development of our contrast agent for the evaluation of cardiac indications.

Although MRI hardware and software is sufficient for the evaluation of non-coronary vascular disease, which is our primary target indication, we believe that the technology is not as advanced for cardiac applications, which will be our next clinical development target. Our initial NDA filing for MS-325 will be related to non-coronary vascular disease. Imaging sequences on scanners currently allow for the use of MS-325-enhanced MRA for diagnosing non-coronary vascular disease, our lead indication. Based on feasibility studies we have conducted, however, the imaging technology available for cardiac applications, including coronary angiography and cardiac perfusion imaging, is not developed to the point where there is clear visualization of the cardiac region, due to the effects of motion from breathing and from the beating of the heart. Although not our primary focus, we plan to continue to conduct feasibility studies for cardiac indications using available software and hardware that can be adapted for coronary and cardiac perfusion data acquisition. We have entered into research collaborations with General Electric Medical Systems, Siemens Medical Systems and Phillips Medical Systems that include development and optimization of cardiac imaging sequences with contrast agents like MS-325. We have also collaborated with a number of leading academic institutions to help optimize cardiac imaging with MS-325. While significant progress has been made in developing these clinical applications for cardiac imaging, we do not know when, or if, these techniques will enable MS-325 to provide clinically relevant images in cardiac indications. If MRI device manufacturers are not able to enhance their scanners to perform clinically useful cardiac imaging, we will not be able to complete our development activities of MS-325 for that application, thereby reducing the potential market for a product in this area.

Our competitors may have greater financial resources, superior products or product candidates, manufacturing capabilities and/or marketing expertise, and we may not be able to compete with them successfully.

Medical technology is subject to intense competition and rapid technological change. We have many competitors, including pharmaceutical, biotechnology and chemical companies, a number of which, including our strategic partners, are actively developing and marketing products that could compete with our product candidates. Specifically, although there are no MRI contrast agents that are FDA-approved for vascular imaging, there are a number of general use MRI agents approved for other clinical applications in the U.S. and certain foreign markets that are likely to compete with MS-325, if MS-325 is approved for MRA. Collectively, these general use agents are referred to as “extracellular” agents, and include: Magnevist® and Gadovist® by Schering AG, Dotarem® by Guerbet, S.A., Omniscan® by Amersham Health, ProHance® and MultiHance® by Bracco and OptiMark® by Tyco/Mallinckrodt. Extracellular agents are broadly-accepted in the market as general use MRI agents. None of these agents is currently approved by the FDA for MRA, but their use in applications outside of the primary indication described in the product labeling is increasing and could present significant adoption hurdles for MS-325 if such uses become entrenched in the marketplace. Additionally, we believe that some of these general use agents are in clinical trials for an MRA indication. However, these general use agents are not specifically designed for vascular imaging, and because they “leak” out of the blood vessels into the extracellular space, they do not provide the extended imaging window associated with MS-325. In addition, we are aware of six agents that are under clinical development for use with MRA: Schering AG’s Gadovist, Gadomer-17 and SHU555C, Guerbet’s Vistarem®, Bracco’s B-22956/1 and Advanced Magnetics’ Code 7228. Public information on the status of clinical development and performance characteristics for these agents is limited.

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

Moreover, there are several well-established medical imaging methods that currently compete and will continue to compete with MRI, including Digital Subtraction Angiography, or DSA, which is an improved form of X-ray angiography, computed tomography angiography, or CTA, nuclear medicine and ultrasound, and there are companies that are actively developing the capabilities of these competing methods to enhance their effectiveness in cardiovascular system imaging. DSA is currently considered the clinical gold standard for cardiovascular angiography, but all methods offer advantages and disadvantages, which are described in the following table:

	Advantages	Disadvantages

MRI	• Three-dimensional images	• Requires high level of training
	• Minimally-invasive	• Inadvisable for patients with cardiac pacemakers
	• Favorable safety profile	• Less widely available
• High quality images

CT Angiography	• Rapid and easy data acquisition	• Radiation
• Varying levels of toxicity
• Calcium and bone artifacts
• Time consuming post-processing

DSA	• Significant clinical experience	• Invasive
(X-ray angiography)	• Opportunity to treat in same procedure	• Radiation
	• Highest resolution	• Varying levels of toxicity
• Significant safety risks
• Two-dimensional images
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

We depend on strategic collaborators for support in product development and the regulatory approval process as well as a variety of other activities including manufacturing, marketing and distribution of our products in the U.S. and abroad, when, and if, the FDA and corresponding foreign agencies approve our product candidates for marketing. To date, we have entered into strategic alliances and collaborations with Schering AG, Tyco/Mallinckrodt, General Electric Medical Systems, Philips Medical Systems and Siemens Medical Systems. Four of our key agreements include three collaboration agreements with Schering, to perform joint research and to develop and commercialize MS-325, EP-2104R and other MRI vascular agents worldwide, and an agreement with

 Tyco/Mallinckrodt, granting Tyco/Mallinckrodt rights to enter into an agreement with Schering to manufacture MS-325 for clinical development and commercial use. We may not receive milestone payments from these alliances should MS-325 or EP-2104R fail to meet certain performance targets in development and commercialization. Further, our receipt of revenues from strategic alliances is affected by the level of efforts of our collaborators. Our collaborators may not devote the resources necessary to complete development, and commence marketing of MS-325, EP-2104R or other products in their respective territories, or they may not successfully market MS-325, EP-2104R or other products. In addition, Schering AG and Tyco/Mallinckrodt currently manufacture imaging agents for other technologies that will compete against MS-325 and Schering will be responsible for setting the price of the product worldwide. However, Schering AG may not set prices in a manner that maximizes revenues for us. We are currently in compliance with the terms of these agreements, and although we have completed Phase III clinical trials, our failure to receive future milestone payments, or a reduction or discontinuance of efforts by our partners would have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we rely on certain of our collaborators, such as General Electric Medical Systems, Siemens Medical Systems and Phillips Medical Systems, to develop software that can be used to enhance or suppress veins or arteries from MS-325-enhanced MRA images.  Although not required for clinical use of MS-325, the ability to separate veins from arteries using MS-325-enhanced MRA may be useful to clinicians in reading MS-325-enhanced images for the evaluation of vascular disease.  Therefore, if our collaborators do not develop or implement the required software successfully, some clinicians may not be able to easily interpret the information provided from MS-325-enahanced images and therefore may not be inclined to use the product.  Our inability to market MS-325 successfully to some clinicians may have a material adverse effect on our business.

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

Our commercial success will depend, to a significant degree, on our ability to operate without infringing upon the patents of others in the U.S. and abroad. There may be pending or issued patents, held by parties not affiliated with us, relating to technologies we use in the development or use of certain of our contrast agents. In particular, we are aware that other companies that sell MRI contrast agents or MRI equipment have negotiated or settled intellectual property claims by an early innovator in the field of MRA relating to “dynamic” MRA, which involves capturing MRA images during the limited time, typically 30 to 60 seconds, available for imaging with extracellular agents.  Although we are not aware that the validity of these patent claims has been established in litigation and we have not determined the relevance of these claims to MS-325 and “steady state” MRA, we are in discussion with this individual that may result in financial compensation related to the sales of MS-325.

If any judicial or administrative proceeding upholds these or any third party patents as valid and enforceable, we could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the owners of each such patent, or to redesign our products or processes to avoid infringement. If we are unable to obtain a required license on acceptable terms, or are unable to design around these or any third party patents, we may be unable to sell our products, which would have a material adverse effect on our business.

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

Specifically, MS-325 is regulated by the FDA as a pharmaceutical product. The FDA has established substantial requirements for the research, development, manufacture and marketing of pharmaceutical products. The process required by the FDA before MS-325 and our other product candidates may be marketed in the U.S. typically involves the performance of preclinical laboratory and animal tests; submission of an investigational new drug application or IND; completion of human clinical trials; submission of a NDA to the FDA; and FDA approval of the NDA.

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

Furthermore, we, the FDA or other regulatory authorities may alter, suspend or terminate clinical trials at any time. For example, in September 2001, after discussions with the FDA, we expanded our initial target indication for MS-325 from one specific body region, the aortoiliac region, to a broader indication that includes the entire body’s non-coronary vascular system, except for the heart. This expansion required us to add two new clinical trials to our then existing Phase III clinical trial program, one to determine the efficacy of MS-325-enhanced MRA for the detection of vascular disease in the renal arteries, and another to determine the efficacy of MS-325 enhanced MRA for the detection of vascular disease in the pedal arteries. Although providing us with greater market potential for the sale of MS-325 upon approval, this change to our Phase III clinical trial program, and the associated delay in the start up of new clinical centers, resulted in an approximate fifteen month delay in our NDA submission and an increase in costs associated with the program. If we do not successfully complete our Phase III clinical trial program, we will not have a product to market.

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

Future U.S. legislative or administrative actions also could prevent or delay regulatory approval of our product candidates. Even if we obtain regulatory approvals, they may include significant limitations on the indicated uses for which we may market a product. A marketed product also is subject to continual FDA and other regulatory agency review and regulation. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions. Further, many academic institutions and companies conducting research and clinical trials in the MRI contrast agent field are using a variety of approaches and technologies. If researchers obtain any adverse results in preclinical studies or clinical trials, it could adversely affect the regulatory environment for MRI contrast agents generally. In addition, if we obtain marketing approval, the FDA may require post marketing testing and surveillance programs to monitor the product’s efficacy and side effects. Results of these post-marketing programs may prevent or limit the further marketing of the monitored product. If we cannot successfully market our products, we will not generate sufficient revenues to achieve or maintain profitability.

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

During the first nine months of 2003, the closing price of our common stock ranged from $20.16 to $6.36. The last reported closing price for our common stock on September 30, 2003 was $17.14. If our stock price declines significantly, we may be unable to raise additional capital. Significant declines in the price of our common stock could also impede our ability to attract and retain qualified employees and reduce the liquidity of our common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, in accordance with our investment policy, we invest our cash in a variety of financial instruments, principally restricted to U.S. government issues, high-grade bank obligations, high-grade corporate bonds and certain money market funds. These investments are denominated in U.S. dollars.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would result in a decrease in the fair market value of our total portfolio of approximately $25,000 and an increase of approximately $30,500, respectively, at September 30, 2003.

The interest rate of our agreement with Bracco is adjustable on a quarterly basis and therefore subjects the Company to interest rate risk.  Based on the applicable deferred revenue balance of $1,000,000, as determined per our agreement with Bracco, which is subject to an interest rate of prime plus 1%, currently at 5.0%, a 10% increase in the prime rate would increase the Company’s annual interest expense by approximately $5,000 at September 30, 2003.

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

(b)  Changes in Internal Controls.  There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)          EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company, as amended. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-8 (File No. 333-30531) and incorporated herein by reference.
3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-8 (File No. 333-30531) and incorporated herein by reference.
4.1	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Michael D. Webb.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Peyton J. Marshall.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

(B)           REPORTS ON FORM 8-K

On July 10, 2003, the Company filed a current Report on Form 8-K announcing the results of its final Phase III MS-325 clinical trials in patients with suspected vascular disease in the renal and pedal arteries.  The Company announced that each trial met its primary endpoint, demonstrating statistically significant improvement in accuracy for detecting renal and pedal vascular disease with MS-325-enhanced magnetic resonance angiography (MRA), compared to non-contrast MRA.

On July 24, 2003, the Company filed a current Report on Form 8-K reporting its financial results for the quarter ended June 30, 2003.

On July 28, 2003, the Company filed a current Report on Form 8-K announcing that it planned to publicly offer 4,300,000 shares of its common stock pursuant to a shelf registration statement that became effective in January 2003.  The offering also granted the underwriters an option to purchase an additional 645,000 shares of its common stock within 30 days to cover over-allotments incurred in the offering.

 On August 7, 2003, the Company filed a current Report on Form 8-K announcing that it had priced its previously announced public offering of 4,300,000 shares of common stock at $15.00 per share.  The Company also announced that it filed the final prospectus supplement relating to the issuance and sale of its common stock with the Securities and Exchange Commission on August 7, 2003.

On August 26, 2003, the Company filed a current Report on Form 8-K announcing that the underwriters of its recent public offering of 4,300,000 shares of common stock had purchased an additional 345,000 shares pursuant to the over-allotment option granted in connection with the offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIX Medical, Inc.

Date: October 29, 2003	By:	/s/ PEYTON J. MARSHALL, Ph.D.

Peyton J. Marshall, Ph.D.
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)