Form 10-Q
period 2004-03-31
EPIX MEDICAL INC
filed 2004-05-05
CIK 1027702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, 22,784,951 shares of the registrant’s Common Stock, $.01 par value per share, were issued and outstanding.

EPIX Medical, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (unaudited)

EPIX MEDICAL, INC.

BALANCE SHEETS

(unaudited)

	March 31, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$30,914,786	$36,658,557
Available-for-sale marketable securities	43,969,168	43,299,675
Royalties receivable	66,006	46,072
Prepaid expenses and other assets	579,457	393,679
Total current assets	75,529,417	80,397,983
Property and equipment, net	2,215,995	1,413,346
Other assets	63,536	63,401
Total assets	$77,808,948	$81,874,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,268,376	$1,938,365
Accrued expenses	5,486,841	7,858,859
Contract advances	2,103,687	3,172,707
Loan payable to strategic partner	7,673,603	7,500,000
Deferred revenue	4,138,798	2,917,429
Total current liabilities	20,671,305	23,387,360
Deferred revenue	2,226,786	4,330,798
Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized at March 31, 2004 and December 31, 2003, no shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively.	—	—
Common Stock, $0.01 par value, 40,000,000 shares authorized at March 31, 2004 and December 31, 2003, 22,732,137 and 22,318,642 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	227,321	223,187
Additional paid-in-capital	193,419,654	188,851,948
Accumulated deficit	(138,819,795)	(134,952,516)
Accumulated other comprehensive income	83,677	33,953
Total stockholders’ equity	54,910,857	54,156,572
Total liabilities and stockholders’ equity	$77,808,948	$81,874,730

See accompanying notes.

EPIX MEDICAL, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2004	2003

Revenues:
Product development revenue	$2,651,925	$2,544,165
Royalty revenue	688,453	482,800
License fee revenue	283,288	468,701
Total revenues	3,623,666	3,495,666
Operating expenses:
Research and development	5,513,267	7,391,448
General and administrative	2,171,976	1,606,917
Total operating expenses	7,685,243	8,998,365
Operating loss	(4,061,577)	(5,502,699)
Interest income	228,816	128,975
Interest expense	(25,799)	(47,644)
Loss before provision for income taxes	(3,858,560)	(5,421,368)
Provision for income taxes	8,719	27,194

Net loss	$(3,867,279)	$(5,448,562)

Weighted average shares: Basic and diluted	22,622,249	17,090,243

Net loss per share, basic and diluted	$(0.17)	$(0.32)

See accompanying notes.

EPIX MEDICAL, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2004	2003

Operating activities:
Net loss	$(3,867,279)	$(5,448,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180,464	151,891
Changes in operating assets and liabilities:
Royalties receivable	(19,934)	(33,799)
Prepaid expenses and other current assets	(185,778)	(224,953)
Other assets	(135)	2,454
Accounts payable	(669,989)	(274,235)
Accrued expenses	(32,978)	681,259
Contract advances	(1,069,021)	(1,501,080)
Deferred revenue	(882,643)	(661,821)
Net cash used in operating activities	(6,547,293)	(7,308,845)
Investing activities:
Purchases of fixed assets	(983,113)	(27,711)
Purchases of marketable securities	(10,660,951)	—
Sale or redemption of marketable securities	10,041,183	5,112,932
Net cash (used in) provided by investing activities	(1,602,881)	5,085,221
Financing activities:
Proceeds from loan payable to strategic partner	7,673,603	—
Repayment of loan payable to strategic partner	(7,500,000)	—
Proceeds from employee stock purchase plan and stock options	2,232,800	249,793
Net cash provided by financing activities	2,406,403	249,793
Net (decrease) in cash and cash equivalents	(5,743,771)	(1,973,831)
Cash and cash equivalents at beginning of period	36,658,557	4,540,444
Cash and cash equivalents at end of period	$30,914,786	$2,566,613

Supplemental cash flow information:
Cash paid for interest	$35,936	$56,712
Cash paid for taxes	$6,519	$26,223
Supplemental disclosure of non cash financing activity:
Issuance of common stock in connection with Intellectual Property Agreement, dated November 2003	$2,339,040	$—

See accompanying notes.

EPIX MEDICAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business

EPIX Medical, Inc. (“EPIX” or the “Company”) is developing targeted contrast agents both to improve the capability and expand the use of magnetic resonance imaging (“MRI”) as a tool for diagnosing human disease. The Company’s lead product under development, MS-325, is an injectable contrast agent specifically designed for vascular imaging using magnetic resonance angiography (“MRA”) to diagnose atherosclerotic disease, including non-coronary vascular disease and coronary artery disease.  In December 2003, the Company submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for MS-325.  MS-325 is being co-developed by EPIX and Schering Aktiengesellschaft (“Schering AG”).  The Company is also collaborating with Schering AG on the development of its second drug candidate, EP-2104R, for detecting human thrombus, or blood clots, using MRI.

2.  Basis of Presentation

The unaudited condensed financial statements of EPIX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“the Commission”). Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of the interim period ended March 31, 2004 are not necessarily indicative of the results expected for the full fiscal year.

The unaudited condensed financial statements and related disclosures have been prepared with the assumption that users of the unaudited condensed financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.  Significant Accounting Policies

Revenue

Product development revenue

In June 2000, the Company entered into a strategic collaboration agreement with Schering AG, whereby each party to the agreement will share equally in MS-325 development costs and U.S. operating profits, and the Company will receive royalties related to non-U.S. sales.  The Company recognizes product development revenue at the time it performs research and development activities for which Schering AG and other collaborators are obligated to reimburse the Company.  Product development revenues from Schering AG are recorded net of the Company’s portion of Schering AG’s actual or most recent estimate of their MS-325 research and development costs.

In May 2003, the Company entered into a development agreement with Schering AG for EP-2104R and a collaboration agreement with Schering AG for MRI research.  Under the EP-2104R development agreement, Schering AG has made and will make fixed payments to the Company totaling approximately $9.0 million over two years beginning in the second quarter of 2003 to cover the Company’s expenditures for the feasibility program.  The Company recognizes reimbursement from Schering AG, for the EP-2104R feasibility program, as revenue proportionate to actual cost incurred relative to expected total program costs.  Total estimated costs of the feasibility program are based on management’s assessment of costs to complete the program based upon an evaluation of the portion of the program completed, costs incurred to date and expected future costs of the program.  To the extent that estimated costs to complete the feasibility program change materially from previous periods, adjustments to revenue are recorded.  Revenue under the MRI research collaboration is recognized at the time services are provided for which Schering AG is obligated to reimburse the Company.

Payments received by the Company from Schering AG in advance of EPIX performing research and development activities are recorded as contract advances.

Royalty revenue

The Company earns royalty revenues pursuant to its sub-license on certain of its patents to Bracco Imaging S.p.A. (“Bracco”).  Massachusetts General Hospital (“MGH”) owns those patents and has exclusively licensed those patents to the Company, which in turn have been non-exclusively sub-licensed to Bracco.  The Company owes MGH a percentage of all royalties received from its sub-licenses, which are classified as general and administrative expenses in the Statements of Operations.

Royalty revenues are recognized based on actual revenues as reported by Bracco to the Company, as available.  Otherwise, the Company estimates royalty revenues based on Bracco’s estimates, historical revenues and trends.  In connection with the execution of the sub-licensing arrangement in September 2001, Bracco made a $4.0 million refundable advance royalty payment to the Company, which was accounted for as deferred revenue.   When royalty revenue is earned, a portion of the royalty revenue earned is offset against the $4.0 million refundable advance royalty payment.  Prior to July 2003, the remaining portion of royalty revenue earned was paid to the Company in cash.  Beginning in July 2003 and until the earlier of FDA approval of Bracco’s principal product, MultiHance®, or December 31, 2005, the portion of royalty revenue earned that was previously paid to the Company in cash is being offset against another advance payment from Bracco related to the $3.0 million FDA approval license fee, discussed under License fee revenue.   At March 31, 2004, the remaining balances of the refundable advance royalty and the refundable advance license fee were $2.0 million and $1.7 million, respectively.

License fee revenue

In 2000, the Company adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition (“SAB 101”), which has been superceded by SAB 104, retroactively to January 1, 2000, changing its method of recognizing certain types of revenue.  Pursuant to SAB 101, the Company recognizes revenues from non-refundable license fees and milestone payments, not specifically tied to a separate earnings process, ratably over the period during which the Company has a substantial continuing obligation to perform services under contract.  When milestone payments are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligations associated with the payment are completed.

In September 2001, the Company sub-licensed certain patents to Bracco and received a non-refundable $2.0 million license fee from Bracco. This license fee is included in deferred revenue and is being recorded as revenue ratably from the time of the payment until the expiration of MGH’s patent in 2006.  The balance of the original $2.0 million non-refundable license fee at March 31, 2004 was $947,000.

The Company also received a refundable $3.0 million license fee from Bracco, which is contingent upon MultiHance® gaining FDA approval in the United States. This license fee is included in deferred revenue in the accompanying balance sheet and will be recorded as revenue when the FDA approval for MultiHance® is granted.  Beginning in July 2003, a portion of royalty revenue earned has been and will be offset against the FDA approval license fee.  If MultiHance® is approved, Bracco will be obligated to pay the Company the amount of royalties previously offset against the license fee.  If MultiHance® does not gain FDA approval by December 31, 2005, the Company is obligated to repay the remaining balance of the $3.0 million to the extent such royalties are insufficient to meet the entire obligation.  The balance of the original $3.0 million license fee at March 31, 2004 was $2.0 million.

During the three month period ended March 31, 2004, the Company increased the estimated time period over which it has provided and will provide services under its agreement with Mallinckrodt, Inc., a subsidiary of Tyco/Mallinckrodt, from 99 months to 101 months, resulting in a reduction in revenue of $16,000 for the first three months of 2004.

During the three months ended March 31, 2004, the Company received a milestone payment related to its filing of the NDA with the FDA of $2.5 million pursuant to the collaboration agreement with Schering AG for MS-325.  During the same period, the Company paid Tyco/Mallinckrodt $2.5 million for the NDA milestone.  These payments were offset in the Company’s Statements of Operations, resulting in no impact on revenues, expenses or net loss.

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

In January 2004, the Company issued 132,000 shares of common stock to Dr. Martin Prince in connection with the Intellectual Property Agreement entered into in November of 2003.  The estimated value of these shares was recognized as a research and development expense in the fourth quarter of 2003 when the Company entered into the Intellectual Property Agreement.

Loss per Share

The Company computes loss per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic net loss per share is based upon the weighted-average number of common shares outstanding and excludes the effect of dilutive common stock issuable upon exercise of stock options. Diluted net loss per share includes the effect of dilutive common stock issuable upon exercise of stock options using the treasury stock method. In computing diluted loss per share, only potential common shares that are dilutive, or those that reduce earnings per share, are included. The exercise of options is not assumed if the result is anti-dilutive, such as when a loss is reported. Accordingly, basic and diluted net loss per share is the same for all periods presented.  Options to purchase a total of 3,730,560 and 4,098,144 common shares for the three months ended March 31, 2004 and 2003, respectively, have been excluded from the computation of diluted weighted average shares outstanding because they were not dilutive.

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains or losses on the Company’s available-for-sale marketable securities.  The Company’s comprehensive loss for the three months ended March 31, 2004 and 2003 amounted to $3.8 million and $5.5 million, respectively.

Employee Stock Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), in accounting for its stock-based compensation plans under the intrinsic value method, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Under APB 25, because the exercise price of the Company’s employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three months ended March 31,
	2004	2003

Net loss - as reported	$(3,867,279)	$(5,448,562)
Add: employee stock-based compensation included in net loss as reported	—	—
Less: pro forma adjustment for stock-based compensation	(1,112,909)	(747,926)

Net loss - pro forma	$(4,980,188)	$(6,196,488)

Net loss per share, basic and diluted
As reported	$(0.17)	$(0.32)
Pro forma	(0.22)	(0.36)
Effect of pro forma adjustment	$(0.05)	$(0.04)

The weighted-average fair value of stock options granted during the three months ended March 31, 2004 and 2003 was $15.71 and $4.84,

respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Options
	Three Months Ended March 31,
	2004	2003

Expected option term (years)	7.2	6.5
Expected stock price volatility	0.86	0.86
Risk-free interest rate	3.03%	3.62%

Because options vest over several years and the Company expects to grant options in future years, the above pro forma results of applying the provisions of FAS 123 are not necessarily indicative of the pro forma results in future years.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 provides a new consolidation model which determines control and consolidation based on potential variability in gains and losses. The provisions of FIN 46 are effective for enterprises with variable interests in variable interest entities created after January 31, 2003. The Company has not invested in any variable interest entities after January 31, 2003 and thus the adoption of FIN 46 did not have an impact on the Company.

EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, was issued in February 2004. EITF 03-01 stipulates disclosure requirements for investments with unrealized losses that have not been recognized as other-than-temporary impairments. The provisions of EITF 03-01 are effective for fiscal years ending after December 15, 2003. The Company has complied with the disclosure provisions of EITF 03-01 and the adoption did not have an impact on the Company.

4.  Loan Payable to Strategic Partner

In May 2003, the Company entered into a Non-Negotiable Note and Security Agreement (the “Loan Agreement”) with Schering AG, under which the Company is eligible to borrow up to a total of $15.0 million.  The Loan Agreement carries a variable, market-based interest rate, which was 8.0% at December 31, 2003 and March 31, 2004.  Of the $15.0 million Loan Agreement, $7.5 million was available and drawn as of December 31, 2003.  The outstanding balance of $7.5 million, plus accrued interest, was repaid to Schering AG in January 2004 and was redrawn by the Company in March 2004.  The amount redrawn in March 2004 was repaid to Schering AG in April 2004 and is available to be redrawn by EPIX until May of 2007.  The remaining $7.5 million of the Schering AG Loan Agreement is available beginning May 2004 and until May 2008, subject to specified conditions and covenants contained in the Loan Agreement, including a commitment to maintain cash and cash equivalents of at least $2.0 million.  The Company was in compliance with such covenants at December 31, 2003 and March 31, 2004.  The outstanding balance of the Loan Agreement is repayable beginning in May 2007 and there is no penalty for prepayment.  The Loan Agreement is secured by a first priority security interest in certain of the Company’s intellectual property. The carrying value of the loan balance approximated fair value due to its variable interest rate.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We develop targeted pharmaceutical contrast agents designed to improve the diagnostic quality of images produced by MRI.  Since commencing operations in 1992, we have been principally engaged in research and development activities related to our product candidates, as well as seeking various regulatory clearances and patent protection. We have had no revenues from sales of our products and have incurred cumulative losses since inception through March 31, 2004 aggregating to approximately $138.8 million.  Most of our revenues to date have come from license fees and product development revenues from collaboration agreements for our product candidates.

Our primary activities relate to three projects: MS-325, for which we have completed Phase III clinical trials and submitted a New Drug Application, or NDA, to the Food and Drug Administration, or FDA, which was accepted for filing in February 2004; our feasibility program for EP-2104R, which is in late preclinical development; and our joint MRI research program with Schering Aktiengesellschaft, or Schering AG.

MS-325 is an injectable intravascular contrast agent intended to enhance the quality of MR images and provide physicians with a superior method for diagnosing diseases affecting the vasculature.  We have completed our Phase III clinical trial program to test the safety and efficacy of MS-325-enhanced MR angiography, or MRA, for the evaluation of non-coronary vascular disease and submitted our NDA for MS-325 to the FDA in December 2003. In February 2004, we were notified by the FDA that the NDA for MS-325 has been accepted for filing and has been designated for a standard review cycle.  The target date for the first official FDA action in the standard review cycle is ten months from the date of submission.  If our NDA for MS-325 is approved by the FDA, our partner, Schering AG, will have primary responsibility for the product launch and marketing of MS-325.  In the second quarter of 2004, we plan to initiate further Phase II clinical studies of MS-325 for use in cardiac imaging and to initiate a Phase IIIb/IV clinical program of MS-325 for imaging cerebral, carotid and other peripheral vascular disease.

If our MS-325 NDA is approved by the FDA, we believe that we will have a significant opportunity related to revenues generated from sales of MS-325.  Our ability to generate revenues from sales of MS-325 and other products will depend on the success of commercialization efforts by us and our collaborators and on the success and timing of clinical trials and regulatory approvals for our products. The successful commercialization of MS-325 and other products will also depend on the development, regulatory approval and commercialization of competing products and on the intellectual property claims in the field of diagnostic imaging.  More broadly, the markets for our products will be subject to the effects of a number of additional factors, including developments in reimbursement policies in the U. S. and other countries and changes in the cost of and demand for diagnostic procedures for cardiovascular disease.

EP-2104R is an injectable targeted contrast agent that is designed to illuminate and identify blood clots using MRI.  Finding blood clots is of critical medical significance in the evaluation and diagnosis of patients with stroke, chest pain, heart attack, irregular heartbeat and clots in the lungs and legs.  We designed EP-2104R to bind reversibly to fibrin, the dominant protein found in clots.  We plan to initiate human clinical studies for EP-2104R in 2004.  In May 2003, we entered into a collaboration agreement with Schering AG for the development and commercialization of EP-2104R.  Under terms of the agreement, we are responsible for the execution of a clinical feasibility program of EP-2104R in humans for which Schering AG will be obligated to make fixed payments to us of approximately $9.0 million over a two year period.  At the end of the feasibility program, Schering AG may exercise an option to develop EP-2104R through which Schering AG will receive an exclusive, worldwide license for EP-2104R and become responsible for all further development, manufacturing, marketing and sales.

We are engaged in research activities to discover other pharmaceutical product candidates.  In May 2003, we entered into an agreement with Schering AG covering an exclusive research collaboration to discover novel compounds for diagnosing human disease using MRI.  Under the terms of the three-year joint research agreement, we and Schering AG are exclusively combining our existing research programs in the field of MRI to discover novel MRI product candidates for clinical development. Under the agreement, Schering AG has agreed to fund a portion of our related personnel costs and third party research costs of up to $2.0 million per year and to make available to us a loan facility of up to $15 million with principal repayment beginning in 2007.

We expect continued operating losses for at least the next two years as we incur expenses to support research and development efforts and to support commercialization of our initial product candidate, MS-325.

Our financial results have been affected significantly by the scope and speed of our clinical trial program and by our interaction with the FDA related to an appropriate clinical trial program for regulatory approval.  To date, all of our clinical trial activity has been undertaken to study MS-325.  We filed an investigational new drug, or IND, application and initiated a Phase I clinical trial for MS-325 in 1996.  We completed a Phase II clinical trial in 1998 to test the safety and preliminary efficacy of MS-325-enhanced MRA, for the evaluation of non-coronary vascular disease and also completed a Phase II trial in 2001 that was designed to compare the diagnostic accuracy of five different doses of MS-325-enhanced MRA with that of X-ray angiography in the aortoiliac arteries. We have completed two Phase III studies, with results announced in 2002 and 2003, to determine the efficacy of MS-325-enhanced MRA for the detection of aortoiliac occlusive disease.  In 2001, after discussions with the FDA, we expanded our initial target indication for MS-325 beyond aortoiliac occlusive disease to a broad peripheral vascular disease indication, which we expect will include the entire vasculature, except for the heart.  As a result of this expansion, we added two new trials to our Phase III MRA clinical trial program, one in the renal arteries and the other in the pedal arteries.  These two trials were completed and results announced in 2003.  We submitted our NDA to the FDA in December 2003 and our NDA was accepted as fileable by the FDA in February 2004. We have also completed Phase II feasibility trials to test MS-325 in detecting coronary artery disease, in detecting breast cancer and in diagnosing female sexual arousal dysfunction.  We are co-developing MS-325 with Schering AG.

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

Our significant accounting policies are more fully described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  Not all significant accounting policies, however, require management to make difficult, subjective or complex judgments or estimates.  We believe that our accounting policies related to revenue recognition, research and development and employee stock compensation, as described below, require “critical accounting estimates and judgments.”

Revenue Recognition

We recognize revenues from non-refundable license fees and milestone payments not specifically tied to a separate earning process ratably over the period during which we have substantial continuing obligations to perform services under the contract. When milestone payments are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligations associated with the payment are completed. When the period of deferral cannot be specifically identified from the contract, we estimate the period of deferral based upon our obligations under the contract.  We continually review these estimates and, if any of these estimates change, an adjustment is recorded in the period in which they become reasonably estimable.  These adjustments could have a material effect on our results of operations.  During the three month period ended March 31, 2004, we increased the estimated time period over which we have provided and will provide services under our agreement with Mallinckrodt, Inc., a subsidiary of Tyco/Mallinckrodt, from 99 months to 101 months, resulting in a reduction in revenue of $16,000 for the first three months of 2004.  We will continue to review these estimates and make appropriate adjustments as information becomes available.

Under the MS-325 program, we recognize product development revenue at the time we perform research and development activities for which Schering AG and other collaborators are obligated to reimburse us.  Product development revenues from Schering AG are recorded net of the Company’s portion of Schering AG’s actual or most recent estimate of their MS-325 research and development costs.

We recognize product development revenue from Schering AG, for the EP-2104R feasibility program, as revenue proportionate to our actual cost incurred relative to our estimate of the total cost of the feasibility program.  Total estimated costs of the feasibility program are based on an evaluation of the portion of the program completed, costs incurred to date, planned program activities, anticipated program timelines and the expected future costs of the program. Adjustments to revenue are recorded if estimated costs to complete change.  To the extent that our estimated costs change materially, our revenues recorded under this activity could materially be affected and such change could have a material adverse effect on our operations in future periods.

Revenue under our research collaboration with Schering AG in MRI is recognized as services are provided for which Schering AG is obligated to reimburse us.

Royalty revenues are recognized based on actual revenues as reported to us by Bracco S.p.A, or Bracco.  When actual results are not available, we estimate royalty revenues based on Bracco’s estimates, historical revenues and trends.  We continually review these estimates and record adjustments to the estimates when we receive actual information from Bracco.  These adjustments have not been significant to date, but could have a material effect on our future results of operations.

Research and Development

Research and development costs, including those associated with technology, licenses and patents, are expensed as incurred.  Research and development costs include employee salaries and related costs, third party service costs, the costs of clinical trial and preclinical supplies and consulting expenses.

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

Employee Stock Compensation

We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations in accounting for our employee stock options rather than the alternative fair value accounting provided for under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148.  Under APB 25, because the exercise price is equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

If we are unable to or decide not to continue to account for stock options under APB 25, our financial results would be materially adversely affected to the extent of the additional compensation expense that we would have to recognize, which could change significantly from period to period based on several factors including the number of stock options granted and fluctuations in our stock price and/or interest rates.  See Note 3 to the Notes to Condensed Financial Statements (unaudited).

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2004 and 2003

Revenues

Our revenues arise principally from our collaboration agreements with Schering AG for MS-325, EP-2104R and MRI discovery research; from license fee revenues relating to our agreements with Schering AG, Mallinckrodt and Bracco; and from royalties from our agreement with Bracco.   Revenues for the three months ended March 31 2004 and 2003 were $3.6 million and $3.5 million, respectively.  Revenues for the three-month period ended March 31, 2004 consisted of $2.7 million of product development revenue from Schering AG, $794,000 of royalty and license fee revenue related to the Bracco agreement and $178,000 of license fee revenue related to the Schering AG and Tyco /Mallinckrodt strategic collaboration agreements for the development and marketing of MS-325.  The increase in revenues of $128,000 for the three months ended March 31, 2004 compared to the same period last year primarily related to higher product development revenues attributable to the collaboration agreements signed in May 2003 with Schering AG for EP-2104R and for MRI research and to higher royalties from Bracco.  The higher product development revenues attributable to the EP2104R and MRI research programs were partly offset by lower product development revenues from MS-325 related to the completion of the Phase III clinical trial program and lower license fees related to the Schering AG and Tyco/Mallinckrodt agreements.  The decrease in license fee revenues was directly attributable to the change in our estimate of the time period for obtaining approvals for MS-325 in the United States and Japan.

Research and Development Expenses

Our research and development expenses arise from our development activities for MS-325 and EP-2104R and from our discovery research programs.  Research and development expenses for the three months ended March 31, 2004 were $5.5 million as compared to $7.4 million for the same period in 2003.  The decrease of $1.9 million was primarily attributable to decreased costs related to the completion of the Phase III clinical trial program for MS-325, partly offset by higher spending for EP-2104R and other research programs.

Both the time-frame and costs involved in developing MS-325 and EP-2104R, gaining regulatory approval and commercializing the products may vary greatly for several reasons, including the following:

•              We conduct our clinical trials in accordance with specific protocols, which we have filed with the FDA or other relevant authorities. If the FDA requires us to perform additional studies or to increase patient numbers, we could incur significant additional costs and additional time to complete our clinical trials. This could also result in a delay in our ability to make regulatory submissions and a delay in the commercialization, increased competition or slower sales growth of our product.

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

•              The length of time that the FDA or other regulatory authorities take to review our regulatory submissions and the length of time it takes us to respond to FDA questions can also vary widely.  Any delay in that process would result in an increase in costs and a delay in the commercialization or slower sales growth of our product.

•              Our partner, Schering AG, is responsible for the launch and marketing of MS-325. If Schering AG does not launch the product in a timely manner or market the product effectively, we may incur a delay in receiving revenues after the launch of MS-325 or may not receive enough revenue to enable us to become profitable.

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

Under our EP-2104R agreement, Schering AG has made and will continue to make fixed payments to us totaling approximately $9.0 million over a two year period intended to cover our costs of the feasibility program. The amount of expenditure necessary to execute the feasibility program, currently estimated to be $11.2 million, is subject to numerous uncertainties, which may adversely affect our outlay, net of Schering’s reimbursement to us.  In addition, we cannot predict whether Schering AG will exercise its option to develop EP-2104R or, if Schering AG does exercise its option, whether we will exercise our option to bear a portion of the development costs in return for an increase in our royalty rate.  If Schering AG does not exercise its option, then we would have to bear the additional cost of a clinical program to develop EP-2104R, which may adversely affect our liquidity and capital resources.  Consequently, we cannot predict, at this time, the amount of research and development costs that we will incur with regard to the development and commercialization of EP-2104R.

The cost to execute our joint research plan with Schering AG is subject to numerous uncertainties, which may adversely affect our liquidity and capital resources.

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

General and Administrative Expenses

General and administrative expenses, which consist primarily of salaries, benefits, outside professional services and related costs associated with our executive, finance and accounting, business development, marketing, human resources, legal and corporate communications activities, were $2.2 million for the three months ended March 31, 2004 as compared to $1.6 million for the three months ended March 31, 2003.  The increase of $565,000 was primarily attributable to higher spending for MS-325 marketing, for business development, for legal expenses related to patent and intellectual property filings and for higher liability insurance premiums.  General and administrative expenses also include royalties payable to Massachusetts General Hospital, or MGH, based on sales by Bracco of MultiHance®.  Royalty expenses totaled $31,000 and $18,000 for the three months ended March 31 2004 and 2003, respectively.

Interest Income and Interest Expense

Interest income for the three months ended March 31, 2004 was $229,000 as compared to $129,000 for the three months ended March 31, 2003.  The increase of approximately $100,000 was primarily due to higher average levels of invested cash, cash equivalents and marketable securities during the three months ended March 31, 2004 compared the same period last year.  We also classify net realized gains and losses as interest income.  During the three months ended March 31, 2004 and 2003, there were no realized gains or losses on marketable securities.  Interest expense for the three months ended March 31, 2004 and 2003 was $26,000 and $46,000, respectively.  The decrease in interest expense during the three months ended March 31, 2004 resulted from the reduction in the outstanding balance of interest-bearing prepaid royalties from Bracco, partly offset by the draw down of $7.5 million of the $15.0 million loan facility made available to us by Schering AG as part of the joint MRI research collaboration entered into in May 2003.  The principal balance of the loan facility, which was $7.5 million as of March 31, 2004, and accrued interest were repaid in April 2004.

Provision for Income Taxes

The provision for income taxes, which represents Italian income taxes related to the Bracco agreement, was $9,000 for the three months ended March 31, 2004 as compared to $27,000 for the three months ended March 31, 2003.  Beginning in July 2003, and until the earlier of FDA approval of Bracco’s principal product, MultiHance®, or December 31, 2005, the portion of Bracco royalty revenue earned that was previously paid to us in cash is primarily being offset against the prepaid FDA approval license fee.  As a result, we will not be required to withhold foreign income tax expense to the same level as was required prior to July 2003 until royalty payments are reinstated upon FDA approval of MultiHance®.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity consist of cash, cash equivalents and available-for-sale marketable securities of $74.9 million at March 31, 2004 as compared to $80.0 million at December 31, 2003.

We used approximately $6.5 million of net cash to fund operations for the three months ended March 31, 2004, which compares to $7.3 million for the same period last year.  A net loss of $3.9 million, combined with a reduction in contract advances of $1.1 million, deferred revenue of $883,000 and accounts payable of $670,000 accounted for the net cash used in operations during the three months ended March 31, 2004.  The reduction in contract advances was attributable to a lower level of funding and associated expenses related to MS-325, while the reduction in deferred revenue resulted from royalty revenues from sales by Bracco of MultiHance®, which were offset against advanced payments.  The reduction in accrued expenses was offset by the issuance of common stock to Dr. Martin Prince in early January 2004 in connection with the Intellectual Property Agreement entered into in November of 2003.  Also during the first three months of 2004, we received a $2.5 million milestone from Schering AG related to the acceptance of the filing of the NDA with the FDA.  Immediately following this receipt, we paid Tyco/Mallinckrodt $2.5 million in recognition of the same milestone.  These payments were offset in the Company’s Statements of Operations, resulting in no impact on revenues, expenses or net loss.  For the three months ended March 31, 2003, net cash used for operating activities of $7.3 million was primarily attributable to our net loss of $5.4 million, combined with a reduction in contract advances due to the annual adjustment of contract advances under the MS-325 collaboration agreement and to lower funding of research and development in subsequent quarters pursuant to the same agreement with Schering AG.

Our investing activities resulted in net cash used of $1.6 million for the three months ended March 31, 2004 as compared to net cash provided of $5.1 million for the same period last year.  During the three months ended March 31, 2004, we purchased available-for-sale marketable securities of $10.7 million, which was partly offset by the cash generated from the redemption or sale of $10.0 million of available-for-sale marketable securities.  During the same period in 2003, we redeemed approximately $5.1 million of available-for-sale marketable securities.  Other investing activities included capital expenditures of $983,000 for the three months ended March 31, 2004 as compared to $28,000 for the same period last year.  The increase in our capital expenditures was primarily attributable to leasehold improvements and to the acquisition of equipment, including lab equipment, computer equipment and software related to the refurbishment of our laboratory space.  We expect some additional capital expenditures in 2004 as we complete the refurbishment our principal laboratory space.

Cash provided by financing activities was $2.4 million for the three months ended March 31, 2004.  The primary source of financing during the three months ended March 31, 2004 came from proceeds of stock option exercises of $2.2 million.  Also during this period, we repaid $7.5 million against the loan facility with Schering AG, which was outstanding at December 31, 2003, and subsequently borrowed $7.5 million against the loan facility, which was outstanding at March 31, 2004.  We also incurred marketing expenses related to Schering AG and our pre-launch activities of $174,000, which we treat as an interest-free loan from Schering AG.  During the three months ended March 31, 2003, we received net financing proceeds from stock option exercises of $250,000.

We currently receive quarterly cash payments from Schering AG for their share of development costs of MS-325 and EP-2104R and for their share of research costs in our joint MRI research collaboration. We also receive monthly interest income on our cash, cash equivalents and available-for-sale marketable securities.  Prior to July 2003, we received quarterly royalty payments from Bracco for a portion of the royalty revenue actually earned from the sales of MultiHance®.  Beginning in July 2003, and until the earlier of FDA approval of MultiHance®, or December 31, 2005, a portion of royalty revenue earned that was previously paid to us in cash is primarily being offset against the prepaid FDA approval license fee.  If MultiHance® is approved in the U.S. by the FDA prior to December 31, 2005, Bracco will be obligated to pay us the amount of royalties previously offset against prepaid FDA approval license fee and resume quarterly royalty payments.   Other potential cash inflows include: a milestone payment of $1.3 million from Schering AG, which is dependent on the FDA’s approval of MS-325, and up to $22.0 million in additional milestone payments from Schering AG as well as our share of the profits earned on sales of MS-325 worldwide.  Additional future cash flows from our EP-2104R collaboration with Schering AG depend on the successful completion of the EP-2104R feasibility program, on Schering AG’s decision to exercise its development option and on the success of further development, regulatory and commercialization work by Schering AG.  Additional future cash flows from our MRI research collaboration with Schering AG depend on the success of the research program and the success of further development, regulatory and commercialization activities with respect to any products generated.  We may also receive royalties on sales of Schering AG’s Primovist product, if it is approved for sale by the FDA or international regulatory authorities pursuant to a license agreement with Schering AG.

Known outflows, in addition to our ongoing research and development and general and administrative expenses, include: the semi-annual royalties that we owe to MGH on sales by Bracco of MultiHance®, a milestone payment of $2.5 million, which is dependent on the FDA’s approval of MS-325, a share of profits due Tyco/Mallinckrodt on sales of MS-325 worldwide, a royalty to Daiichi on sales of MS-325 in Japan and a royalty due MGH on our share of the profits of MS-325 worldwide.  We will also be required to repay Bracco any unearned prepaid royalties, equaling $1.7 million at March 31, 2004, upon termination of our license agreement with Bracco, plus an additional $2.0 million if MultiHance® does not receive FDA approval in the U.S by December 2005.  In November 2002, Bracco announced that it had received an approvable letter from the FDA for MultiHance®.

Based on our current plans, expense rates, targeted timelines and our view regarding acceptance of MS-325 in the marketplace, we estimate that cash, cash equivalents and marketable securities on hand as of March 31, 2004 will be sufficient to fund our operations until we turn cash flow positive.  If we consider other opportunities or change our planned activities, we may require additional funding.  As of March 31, 2004, we had outstanding $7.5 million of our $15.0 million loan facility available from Schering AG as part of our MRI research collaboration, of which the additional $7.5 million will become available in May 2004.  We repaid the $7.5 million loan, plus accrued interest, in April 2004, but expect to redraw the $7.5 million loan as needed.  We expect to be able to draw the remaining $7.5 million from the Schering AG loan facility in May 2004, but could be unable to draw under the terms of the loan if we fail to meet certain covenants or conditions precedent in the loan.  As of March 31, 2004, we were in compliance with such covenants.  Our future liquidity and capital requirements will depend on numerous factors, including the following: the progress and scope of clinical trials; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both U.S. and foreign governmental approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the extent to which our products, if any, gain market acceptance; the timing and costs of product introductions; the extent of our ongoing and new research and development programs; the costs of training physicians to become proficient with the use of our potential products; and, if necessary, once regulatory approvals are received, the costs of developing marketing and distribution capabilities.

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

Below is a table that represents payments due under contractual obligations and commercial commitments as of March 31, 2004:

		Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Short-Term Debt Obligations	$7,676,603	$7,676,603	$—	$—	$—
Operating Lease Obligations	4,284,325	1,161,074	2,264,993	858,258	—
Purchase Obligations	7,047,869	6,934,629	113,240	—	—
Deferred Revenue	3,758,982	3,140,283	618,699	—	—
Total	$22,767,779	$18,912,589	$2,996,932	$858,258	$—

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

Certain Factors That May Affect Future Results of Operations

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the uncertainties associated with pre-clinical studies and clinical trials; the early stage of our initial product development and lack of product revenues; our history of operating losses and accumulated deficit; our lack of commercial manufacturing experience and commercial sales, distribution and marketing capabilities; reliance on suppliers of key materials necessary for production of our products and technologies; the potential development by competitors of competing products and technologies; our dependence on existing and potential collaborative partners, and the lack of assurance that we will receive any funding under such relationships to develop and maintain strategic alliances; the lack of assurance regarding patent and other protection for our proprietary technology; governmental regulation of our activities, facilities, products and personnel; the dependence on key personnel; uncertainties as to the extent of reimbursement for the costs of our potential products and related treatments by government and private health insurers and other organizations; the potential adverse impact of government-directed health care reform; the risk of product liability claims; and economic conditions, both generally and those specifically related to the biotechnology industry. As a result, our future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed below or throughout the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

To date, we have received revenues from payments made under licensing, royalty arrangements, product development and marketing agreements with strategic collaborators. In particular, our revenue for the three months ended March 31, 2004 was $3.6 million and consisted of $2.7 million from the product development portion of our collaboration agreements with Schering AG for MS-325, EP-2104R and MRI research, $794,000 from a patent licensing and royalty agreement with Bracco and $178,000 of license fee revenue related to the strategic collaboration agreements for the development, manufacturing and marketing of MS-325 with Schering AG and Tyco/Mallinckrodt. In addition to these sources of revenue, we have financed our operations to date through public stock offerings, private sales of equity securities, debt financing and equipment lease financings.

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

Our future financial results are uncertain. We have experienced significant losses since we commenced operations in 1992. Our accumulated net losses as of March 31, 2004 were approximately $138.8 million. These losses have primarily resulted from expenses associated with our research and development activities, including preclinical and clinical trials, and general and administrative expenses. We anticipate that our research and development expenses will remain significant in the future, and we expect to incur losses over at least the next two years as we continue our research and development efforts, pre-clinical testing and clinical trials and as we implement manufacturing, marketing and sales programs. As a result, we cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the timeframe expected by investors, the market price of our common stock may decline and consequently our business may not be sustainable.

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

Based on our current plans, expense rates, targeted timelines and our view regarding acceptance of MS-325 in the marketplace, we estimate that cash, cash equivalents and marketable securities on hand as of March 31, 2004 will be sufficient to fund our operations until we turn cash flow positive.  If we consider other opportunities or change our planned activities, we may require additional funding.  As of March 31, 2004, we had outstanding $7.5 million of our $15.0 million loan facility available from Schering AG as part of our MRI research collaboration.  We repaid the $7.5 million loan, plus accrued interest, in April 2004, but expect to redraw the $7.5 million loan as needed.  We expect to be able to draw the remaining $7.5 million from the $15.0 million Schering AG loan facility in May 2004, but could be unable to draw under the terms of the loan if we fail to meet certain covenants or conditions precedent in the loan.

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

Medical technology is subject to intense competition and rapid technological change. We have many competitors, including pharmaceutical, biotechnology and chemical companies, a number of which, including our strategic partners, are actively developing and marketing products that could compete with our product candidates. Specifically, although there are no MRI contrast agents that are FDA-approved for vascular imaging, there are a number of general use MRI agents approved for other clinical applications in the U.S. and certain foreign markets that are likely to compete with MS-325, if MS-325 is approved for MRA. Collectively, these general use agents are referred to as “extracellular” agents, and include: Magnevist® and Gadovist® by Schering AG, Dotarem® by Guerbet, S.A., Omniscan® by Amersham Health, ProHance® and MultiHance® by Bracco and OptiMark® by Tyco/Mallinckrodt. Extracellular agents are broadly accepted in the market as general use MRI agents. None of these agents is currently approved by the FDA for MRA, but their use in applications outside of the primary indication described in the product labeling is increasing and could present significant adoption hurdles for MS-325 if such uses become entrenched in the marketplace. Additionally, we believe that some of these general use agents are in clinical trials for an MRA indication. However, these general use agents are not specifically designed for vascular imaging, and because they “leak” out of the blood vessels into the extracellular space, they do not provide the extended imaging window associated with MS-325. In addition, we are aware of five agents that are under clinical development for use with MRA: Schering AG’s Gadomer-17 and SHU555C, Guerbet’s Vistarem®, Bracco’s B-22956/1 and Advanced Magnetics’ Code 7228. Public information on the status of clinical development and performance characteristics for these agents is limited. However, many of these competitors have substantially greater capital and other resources than we do and may represent significant competition for us. These companies may succeed in developing technologies and products that are more effective or less costly than any of those that we may develop. In addition, these companies may be more successful than we are in developing, manufacturing and marketing products.

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

	Advantages	Disadvantages

MRI	• Three-dimensional images • Minimally-invasive • Favorable safety profile • High quality images	• Requires high level of training • Inadvisable for patients with cardiac pacemakers • Less widely available

CT Angiography	• Rapid and easy data acquisition	• Radiation • Varying levels of toxicity • Calcium and bone artifacts • Time consuming post- processing

DSA (X-ray angiography)	• Significant clinical experience	• Invasive • Radiation

	• Opportunity to treat in same procedure • Highest resolution	• Varying levels of toxicity • Significant safety risks • Two-dimensional images • Expensive • Patient recuperation time

Ultrasound	• Low cost • Fast • Widely available • Non-invasive	• Operator dependent • Lack of anatomic detail • Bone precludes use in many vascular beds • Inability to visualize small vessels

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

In addition, we rely on certain of our collaborators, such as General Electric Medical Systems, Siemens Medical Systems and Phillips Medical Systems, to develop software that can be used to enhance or suppress veins or arteries from MS-325-enhanced MRA images.  Although not required for clinical use of MS-325, the ability to separate veins from arteries using MS-325-enhanced MRA may be useful to clinicians in reading MS-325-enhanced images for the evaluation of vascular disease.  Therefore, if our collaborators do not develop or implement the required software successfully, some clinicians may not be able to easily interpret the information provided from MS-325-enhanced images and therefore may not be inclined to use the product.  Our inability to market MS-325 successfully to some clinicians may have a material adverse effect on our business.

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

The protection of our proprietary technologies is material to our business prospects. We pursue patents for our product candidates in the United States and in other countries where we believe that significant market opportunities exist. We own or have an exclusive license to patents and patent applications on aspects of our core technology as well as many specific applications of this technology. Specifically, patents and patent applications related to our core technology consist of two U.S. patents that are exclusively licensed to us from MGH, as well as their counterpart patents and applications in foreign countries; six U.S. patents and their counterpart patents and applications in certain foreign countries that we own; 18 U.S. patent applications, one international patent application filed under the Patent Cooperation Treaty, and 9 U.S. provisional patent applications as well as their counterpart patents and applications in certain foreign countries. One of our issued patents covers aspects of the process by which MS-325 is manufactured. Another issued patent covers the MS-325 composition of matter.  Two of our patents cover methods of imaging with MS-325.  We have five patent applications relating to EP-2104R, fibrin binding peptides and methods of imaging. Even though we hold these patents and have made these patent applications, because the patent positions of pharmaceutical and biopharmaceutical firms, including ours, generally include complex legal and factual questions, our patent position remains uncertain. For example, because most patent applications are maintained in secrecy for a period after filing, we cannot be certain that the named applicants or inventors of the subject matter covered by our patent applications or patents, whether directly owned or licensed to us, were the first to invent or the first to file patent applications for such inventions. Third parties may oppose, challenge, infringe upon, circumvent or seek to invalidate existing or future patents owned by or licensed to us. A court or other agency with jurisdiction may find our patents invalid, not infringed or unenforceable and we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future. Even if we have valid patents, these patents still may not provide sufficient protection against competing products or processes. If we are unable to successfully protect our proprietary methods and technologies, or, if our patent applications do not result in issued patents, we may not be able to prevent other companies from practicing our technology and, as a result, our competitive position may be harmed.

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

Our commercial success will depend, to a significant degree, on our ability to operate without infringing upon the patents of others in the U.S. and abroad. There may be pending or issued patents, held by parties not affiliated with us, relating to technologies we use in the development or use of certain of our contrast agents. For example, in November 2003, we entered into an Intellectual Property Agreement with Dr. Martin R. Prince, an early innovator in the field of MRA relating to “dynamic” MRA, which involves capturing MRA images during the limited time, typically 30 to 60 seconds, available for imaging with extracellular agents.  In this Agreement, Dr. Prince made certain covenants and agreements and granted us certain discharges and releases in connection with the use of any magnetic resonance imaging drug product containing MS-325.  Dr. Prince also granted to us a non-exclusive license to make, use, sell or otherwise transfer MS-325.  Although we are not aware of any other similar patent claims in the field of MRA, they may exist.

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

We could be adversely affected by changes in reimbursement policies of governmental or private healthcare payors, particularly to the extent any such changes affect reimbursement for procedures in which our product candidates would be used. Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from third party payors for the procedures in which our products would be used or adverse changes in governmental and private third party payors’ policies toward reimbursement for such procedures may have a material adverse effect on our ability to market our products and consequently it could have an adverse effect on our business, financial condition and results of operations. If we obtain the necessary foreign regulatory approvals, market acceptance of our product candidates in international markets would be dependent, in part, upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance. We and our strategic partners intend to seek international reimbursement approvals, although we cannot assure you that any such approvals will be obtained in a timely manner, if at all, and failure to receive international reimbursement approvals could have an adverse effect on market acceptance of our products in the international markets in which such approvals are sought.

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

During the three months ended March 31, 2004, the closing price of our common stock ranged from $22.62 to $16.00. The last reported closing price for our common stock on March 31, 2004 was $20.75. If our stock price declines significantly, we may be unable to raise additional capital. Significant declines in the price of our common stock could also impede our ability to attract and retain qualified employees and reduce the liquidity of our common stock.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would result in a decrease in the fair market value of our total portfolio of approximately $68,000, and an increase of approximately $68,000, respectively, at March 31, 2004.

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

(B)           REPORTS ON FORM 8-K

On January 13, 2004, the Company filed a current Report on Form 8-K announcing the issuance of U.S. Patent No. 6,676,929 granting composition-of-matter claims for the chemical structure of the Company’s lead compound, MS-325 (gadofosveset), a contrast agent designed specifically for vascular imaging with magnetic resonance angiography.

On February 17, 2004, the Company filed a current Report on Form 8-K reporting its financial results for the full year and the fourth quarter ended December 31, 2003.

On February 17, 2004, the Company filed a current Report on Form 8-K announcing that the Food and Drug Administration (FDA) had accepted for filing its New Drug Application submitted for MS-325 (gadofosveset) and that the filing had been designated for a standard review cycle.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIX Medical, Inc.

Date: May 3, 2004	By:	/s/ PEYTON J. MARSHALL, Ph.D.

Peyton J. Marshall, Ph.D.
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)