Form 10-Q
period 2004-06-30
EPIX MEDICAL INC
filed 2004-08-03
CIK 1027702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 30, 2004, 22,983,371 shares of the registrant’s Common Stock, $.01 par value per share, were issued and outstanding.

EPIX Medical, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (unaudited)

EPIX MEDICAL, INC.

BALANCE SHEETS

(unaudited)

	June 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$92,492,523	$36,658,557
Available-for-sale marketable securities	81,081,052	43,299,675
Accounts receivable	589,329	46,072
Prepaid expenses and other assets	847,644	393,679
Total current assets	175,010,548	80,397,983
Property and equipment, net	2,379,483	1,413,346
Other assets	3,630,862	63,401
Total assets	$181,020,893	$81,874,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$668,529	$1,938,365
Accrued expenses	4,760,139	7,858,859
Contract advances	4,253,185	3,172,707
Loan payable to strategic partner	15,000,000	7,500,000
Deferred revenue	3,957,900	2,917,429
Total current liabilities	28,639,753	23,387,360

Deferred revenue	1,332,912	4,330,798

Convertible Debt	100,000,000	—

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	—	—
Common Stock, $0.01 par value; 40,000,000 shares authorized at June 30, 2004 and December 31, 2003; 22,896,764 and 22,318,642 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	228,968	223,187
Additional paid-in-capital	194,819,492	188,851,948
Accumulated deficit	(143,778,757)	(134,952,516)
Accumulated other comprehensive income	(221,475)	33,953
Total stockholders’ equity	51,048,228	54,156,572
Total liabilities and stockholders’ equity	$181,020,893	$81,874,730

See accompanying notes.

EPIX MEDICAL, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenues:
Product development revenue	$1,962,067	$2,781,037	$4,613,992	$5,325,202
Royalty revenue	1,009,062	617,396	1,697,515	1,100,196
License fee revenue	275,175	423,767	558,463	892,468
Total revenues	3,246,304	3,822,200	6,869,970	7,317,866
Operating expenses:
Research and development	5,073,265	5,890,935	10,586,532	13,282,383
General and administrative	3,119,630	1,558,091	5,291,606	3,165,008
Total operating expenses	8,192,895	7,449,026	15,878,138	16,447,391
Operating loss	(4,946,591)	(3,626,826)	(9,008,168)	(9,129,525)
Interest income	281,807	99,905	510,623	228,880
Interest expense	(273,231)	(54,001)	(299,030)	(101,645)
Loss before provision for income taxes	(4,938,015)	(3,580,922)	(8,796,575)	(9,002,290)
Provision for income taxes	20,947	38,818	29,666	66,012
Net loss	$(4,958,962)	$(3,619,740)	$(8,826,241)	$(9,068,302)

Weighted average shares:
Basic and diluted	22,818,822	17,177,677	22,809,131	17,134,201

Net loss per share, basic and diluted	$(0.22)	$(0.21)	$(0.39)	$(0.53)

See accompanying notes.

EPIX MEDICAL, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2004	2003

Operating activities:
Net loss	$(8,826,241)	$(9,068,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	440,812	302,566
Changes in operating assets and liabilities:
Accounts receivable	(543,257)	(72,209)
Prepaid expenses and other current assets	(453,965)	37,228
Other assets	5,108	9,980
Accounts payable	(1,269,836)	(47,660)
Accrued expenses	(759,680)	(157,339)
Contract advances	1,080,477	(740,982)
Deferred revenue	(1,957,415)	(1,332,547)
Net cash used in operating activities	(12,283,997)	(11,069,265)
Investing activities:
Purchases of fixed assets	(1,379,518)	(94,377)
Purchases of marketable securities	(53,600,597)	—
Sale or redemption of marketable securities	15,563,793	13,287,897
Net cash (used in) provided by investing activities	(39,416,322)	13,193,520
Financing activities:
Proceeds from loan payable to strategic partner	15,000,000	7,500,000
Repayment of loan payable to strategic partner	(7,500,000)	—
Proceeds from issuance of convertible debt	96,400,000	—
Proceeds from employee stock purchase plan and stock options	3,634,285	1,319,488
Net cash provided by financing activities	107,534,285	8,819,488
Net (decrease) in cash and cash equivalents	55,833,966	10,943,743
Cash and cash equivalents at beginning of period	36,658,557	4,540,444
Cash and cash equivalents at end of period	$92,492,523	$15,484,187

Supplemental cash flow information:
Cash paid for interest	$60,068	$108,493
Cash paid for taxes	$17,007	$58,938
Supplemental disclosure of non cash financing activity:
Issuance of common stock in connection with Intellectual Property Agreement, dated November 2003	$2,339,040	$—

See accompanying notes.

EPIX MEDICAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business

EPIX Medical, Inc. (“EPIX” or the “Company”) is developing innovative pharmaceuticals both to improve the capability and expand the use of magnetic resonance imaging (“MRI”) as a tool for diagnosing human disease. The Company’s lead product under development, MS-325, is an injectable targeted contrast agent specifically designed for vascular imaging using magnetic resonance angiography (“MRA”) to diagnose atherosclerotic disease, including non-coronary vascular disease and coronary artery disease.  In December 2003, the Company submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for MS-325, which was accepted for filing in February 2004.  In June 2004, the Company’s worldwide marketing partner, Schering Aktiengesellschaft (“Schering AG”) submitted MS-325 for marketing approval in the European Union.  MS-325 is being co-developed by EPIX and Schering AG.  The Company is also collaborating with Schering AG on the development of its second drug candidate, EP-2104R, for detecting human thrombus, or blood clots, using MRI and has an exclusive research collaboration agreement with Schering AG to discover additional novel compounds for diagnosing human diseases using MRI.

2.  Basis of Presentation

The unaudited condensed financial statements of EPIX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“the Commission”). Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of the interim period ended June 30, 2004 are not necessarily indicative of the results expected for the full fiscal year.

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

3.  Significant Accounting Policies

Revenue

Product development revenue

In June 2000, the Company entered into a strategic collaboration agreement with Schering AG, whereby each party to the agreement shares equally in MS-325 development costs and will share equally in any related U.S. operating profits, and the Company will receive royalties related to non-U.S. sales.  The Company recognizes product development revenue at the time it performs research and development activities for which Schering AG and other collaborators are obligated to reimburse the Company.  Product development revenues from Schering AG are recorded net of the Company’s portion of Schering AG’s actual or most recent estimate of their MS-325 research and development costs.

In May 2003, the Company entered into a development agreement with Schering AG for EP-2104R and a collaboration agreement with Schering AG for MRI research.  Under the EP-2104R development agreement, Schering AG has made and will make fixed payments to the Company totaling approximately $9.0 million over two years beginning in the second quarter of 2003 to cover the Company’s expenditures for the feasibility program for that product candidate.  The Company recognizes reimbursement from Schering AG for the EP-2104R feasibility program as revenue proportionate to the Company’s actual cost incurred relative to its estimate of expected total program costs.  Total estimated costs of the feasibility program are based on management’s assessment of costs to complete the program based upon an evaluation of the portion of the program completed, costs incurred to date and expected future costs of the program.  To the extent that estimated costs to complete the feasibility program change materially from previous periods, adjustments to revenue are recorded.  Revenue under the MRI research collaboration is recognized at the time services are provided for which Schering AG is obligated to reimburse the Company.

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

Royalty revenues are recognized based on actual revenues as reported by Bracco to the Company, as available.  Otherwise, the Company estimates royalty revenues based on Bracco’s estimates, historical revenues and trends.  In connection with the execution of the sub-licensing arrangement in September 2001, Bracco made a $4.0 million refundable advance royalty payment to the Company, which was accounted for as deferred revenue.   When royalty revenue is earned, a portion of the royalty revenue earned is offset against the $4.0 million refundable advance royalty payment.  Prior to July 2003, the remaining portion of royalty revenue earned was paid to the Company in cash.  Beginning in July 2003 and until the earlier of FDA approval of Bracco’s principal product, MultiHance®, or December 31, 2005, a portion of royalty revenue earned that was previously paid to the Company in cash is being offset against another advance payment from Bracco related to the $3.0 million FDA approval license fee, discussed below under License fee revenue.   At June 30, 2004, the remaining balances of the refundable advance royalty and the refundable advance license fee were $1.6 million and $1.3 million, respectively.

License fee revenue

The Company records license fee revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”).  Pursuant to SAB 104, the Company recognizes revenues from non-refundable license fees and milestone payments, not specifically tied to a separate earnings process, ratably over the period during which the Company has a substantial continuing obligation to perform services under contract.  When milestone payments are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligations associated with the payment are completed.

In September 2001, the Company sub-licensed certain patents to Bracco and received a non-refundable $2.0 million license fee from Bracco. This license fee is included in deferred revenue and is being recorded as revenue ratably from the time of the payment until the expiration of MGH’s patent in 2006.  The balance of the original $2.0 million non-refundable license fee at June 30, 2004 was $842,000.

The Company also received a refundable $3.0 million license fee from Bracco, which is contingent upon MultiHance® gaining FDA approval in the United States. This license fee is included in deferred revenue in the accompanying balance sheet and will be recorded as revenue when the FDA approval for MultiHance® is granted.  Beginning in July 2003, a portion of royalty revenue earned has been and will continue to be offset against the FDA approval license fee.  If MultiHance® is approved, Bracco will be obligated to pay the Company the amount of royalties previously offset against the license fee.  If MultiHance® does not gain FDA approval by December 31, 2005, the Company is obligated to repay the remaining balance of the $3.0 million to the extent such royalties are insufficient to meet the entire obligation.  The balance of the original $3.0 million license fee at June 30, 2004 was $1.6 million.

In March 2004, the Company increased the estimated time period over which it believes it has provided and will provide services under our agreement with Mallinckrodt, Inc., a subsidiary of Tyco/Mallinckrodt, from 99 months to 101 months, resulting in a reduction in revenue of $41,000 for the first six months of 2004.

In March 2004, the Company received a milestone payment related to its filing of the NDA with the FDA of $2.5 million pursuant to the collaboration agreement with Schering AG for MS-325.  During the same period, the Company paid Tyco/Mallinckrodt $2.5 million for the NDA milestone.  These payments were offset in the Company’s Statements of Operations, resulting in no impact on revenues, expenses or net loss.

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

Loss per Share

The Company computes loss per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic net loss per share is based upon the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of dilutive common stock issuable upon exercise of stock options and convertible debt using the treasury stock method.

For all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of common stock issuable upon the exercise of stock options and convertible debt would be antidilutive.

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains or losses on the Company’s available-for-sale marketable securities.  The Company’s comprehensive loss for the three months ended June 30, 2004 and 2003 amounted to $5.3 million and $3.7 million, respectively and for the six months ended June 30, 2004 and 2003 amounted to $9.1 million and $9.2 million, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net loss - as reported	$(4,958,962)	$(3,619,740)	$(8,826,241)	$(9,068,302)
Add: employee stock-based compensation included in net loss as reported
Less: pro forma adjustment for stock-based compensation	(1,604,436)	(1,137,787)	(2,717,345)	(1,885,713)

Net loss - pro forma	$(6,563,398)	$(4,757,527)	$(11,543,586)	$(10,954,015)

Net loss per share, basic and diluted
As reported	$(0.22)	$(0.21)	$(0.39)	$(0.53)
Pro forma	(0.29)	(0.28)	(0.51)	(0.64)
Effect of pro forma adjustment	$(0.07)	$(0.07)	$(0.12)	$(0.11)

The weighted-average fair value of stock options granted during the three months ended June 30, 2004 and 2003 was $18.89 and $8.65, respectively, and for the six months ended June 30, 2004 and 2003 was $16.04 and $5.12 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Options		ESPP
	Three Months Ended June 30,
	2004	2003	2004	2003

Expected option term (years)	7.4	6.5	0.5	0.5
Expected stock price volatility	0.86	0.85	0.86	0.86
Risk-free interest rate	3.93%	4.48%	1.01%	1.17%

	Six Months Ended June 30,
	2004	2003	2004	2003

Expected option term (years)	7.3	6.5	0.5	0.5
Expected stock price volatility	0.86	0.86	0.86	0.86
Risk-free interest rate	3.12%	3.80%	1.01%	1.17%

Because options vest over several years and the Company expects to grant options in future years, the above pro forma results of applying the provisions of FAS 123 are not necessarily indicative of the pro forma results in future years.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 provides a new consolidation model which determines control and consolidation based on potential variability in gains and losses. The provisions of FIN 46 are effective for enterprises with variable interests in variable interest entities created after January 31, 2003. The Company has not invested in or created any variable interest entities after January 31, 2003 and thus the adoption of FIN 46 did not have an impact on the Company.

4.  Loan Payable to Strategic Partner

In May 2003, the Company entered into a Non-Negotiable Note and Security Agreement (the “Loan Agreement”) with Schering AG, under which the Company is eligible to borrow up to a total of $15.0 million.  The Loan Agreement carries a variable, market-based interest rate, which was 8.0% at June 30, 2004 and December 31, 2003.  Of the $15.0 million Loan Agreement, the entire amount was available and drawn as of June 30, 2004.  The entire outstanding balance of $15.0 million, plus accrued interest, was repaid to Schering AG in July 2004. Of the $15 million Loan Agreement with Schering AG, $7.5 million is available to be redrawn by EPIX until May of 2007 and the remaining $7.5 million is available to be redrawn until May 2008, subject to specified conditions and covenants contained in the Loan Agreement, including a commitment to maintain cash and cash equivalents of at least $2.0 million.  The Company was in compliance with such covenants at June 30, 2004 and December 31, 2003.  Any outstanding balance of the Loan Agreement is repayable beginning in

May 2007 and there is no penalty for prepayment.  The Loan Agreement is secured by a first priority security interest in certain of the Company’s intellectual property. The carrying value of the loan balance approximated fair value due to its variable interest rate.

5.  Convertible Debt

In June 2004, the Company completed a sale, pursuant to Rule 144A of the Securities Act of 1933, of $100 million of 3% convertible senior notes due 2024 for net proceeds of approximately $96.4 million.  Each $1,000 of senior notes is convertible into 33.5909 shares of the Company’s common stock at a conversion rate of approximately $29.77 per share, subject to adjustment in certain circumstances.  The senior notes bear an interest rate of 3%, payable semiannually on June 15 and December 15, beginning on December 15, 2004.  The senior notes are subordinated to secured debt, including the loan payable to Schering AG.

The Company has the right to redeem the notes on or after June 15, 2009 at an initial redemption price of 100.85%, plus accrued and unpaid interest.  Noteholders may require the Company to repurchase the notes at par, plus accrued and unpaid interest, on June 15, 2011, 2014 and 2019 and upon certain other events, including change of control and termination of trading.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We develop innovative pharmaceuticals designed to improve the diagnostic quality of images produced by MRI.  Since commencing operations in 1992, we have been principally engaged in research and development activities related to our product candidates, as well as seeking various regulatory clearances and patent protection. We have had no revenues from sales of our products and have incurred cumulative losses since inception through June 30, 2004 aggregating to approximately $143.8 million.  Most of our revenues to date have come from license fees and product development revenues from collaboration agreements for our product candidates.

Our primary activities relate to three projects: MS-325, for which we have completed Phase III clinical trials and submitted a New Drug Application, or NDA, to the Food and Drug Administration, or FDA; our feasibility program for EP-2104R, which is in late preclinical development; and our joint MRI research program with Schering Aktiengesellschaft, or Schering AG.

MS-325 is an injectable intravascular contrast agent intended to enhance the quality of MR images and provide physicians with an improved method for diagnosing diseases affecting the vasculature.  We have completed our Phase III clinical trial program to test the safety and efficacy of MS-325-enhanced MR angiography, or MRA, for the evaluation of non-coronary vascular disease and submitted our NDA for MS-325 to the FDA in December 2003. In February 2004, we were notified by the FDA that the NDA for MS-325 had been accepted for filing and had been designated for a standard review cycle.  The target date for the first official FDA action in the standard review cycle is ten months from the date of submission.  If our NDA for MS-325 is approved by the FDA, our partner, Schering AG, will have primary responsibility for the product launch and marketing of MS-325.  Late in the second quarter and early in the third quarter of 2004, we initiated further Phase II clinical studies of MS-325 for use in cardiac imaging and a Phase IIIb/IV clinical program of MS-325 for high resolution imaging of patients as a first step in the characterization of vascular wall structures and vulnerable plaque.  In June 2004, Schering AG submitted MS-325 to the European Agency for the Evaluation of Medicinal Product (EMEA) for marketing approval in the European Union.

If our MS-325 NDA is approved by the FDA and if MS-325 receives marketing approval from EMEA, we believe that we will have a significant opportunity related to revenues generated from sales of MS-325.  Our ability to generate revenues from sales of MS-325 and other products will depend on the success of commercialization efforts by us and our collaborators and on the success and timing of clinical trials and regulatory approvals for our products. The successful commercialization of MS-325 and other products will also depend on the development, regulatory approval and commercialization of competing products and on the intellectual property claims in the field of diagnostic imaging.  More broadly, the markets for our products will be subject to the effects of a number of additional factors, including developments in reimbursement policies in the U. S. and other countries and changes in the cost of and demand for diagnostic procedures for cardiovascular disease.

EP-2104R is an injectable MRI contrast agent that is specifically targeted to fibrin, the dominant protein in blood clots, or thrombi.  It is designed to provide a bright MR image of blood clots anywhere in the body, and may allow clinicians to identify potential problems early.  Finding blood clots is of critical medical significance in the evaluation and diagnosis of patients with stroke, chest pain, heart attack, irregular heartbeat and clots in the lungs and legs.  We designed EP-2104R to bind reversibly to fibrin, the dominant protein found in clots.  We plan to initiate human clinical studies for EP-2104R in 2004.  In May 2003, we entered into a collaboration agreement with Schering AG for the development and commercialization of EP-2104R.  Under terms of the agreement, we are responsible for the execution of a clinical feasibility program for EP-2104R in humans for which Schering AG is obligated to make fixed payments to us of approximately $9.0 million over a two year period.  At the end of the feasibility program, Schering AG may exercise an option to develop EP-2104R through which Schering AG will receive an exclusive, worldwide license for EP-2104R and become responsible for all further development, manufacturing, marketing and sales.

We are engaged in research activities to discover other pharmaceutical product candidates.  In May 2003, we entered into an agreement with Schering AG covering an exclusive research collaboration to discover novel compounds for diagnosing human disease using MRI.  Under the terms of the three-year joint research agreement, we and Schering AG are exclusively combining our existing research programs in the field of MRI to discover novel MRI product candidates for clinical development. Under the agreement, Schering AG has agreed to fund a portion of our related personnel costs and third party research costs of up to $2.0 million per year and has made available to us a loan facility of up to $15 million with principal repayment beginning in 2007.

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

Our significant accounting policies are more fully described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and in Note 3 to the financial statements set forth in Item 1 above.  Not all significant accounting policies, however, require management to make difficult, subjective or complex judgments or estimates.  We believe that our accounting policies related to revenue recognition, research and development and employee stock compensation, as described below, require “critical accounting estimates and judgments.”

Revenue Recognition

We recognize revenues from non-refundable license fees and milestone payments not specifically tied to a separate earnings process ratably over the period during which we have substantial continuing obligations to perform services under the contract. When milestone payments are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligations associated with the payment are completed. When the period of deferral cannot be specifically identified from the contract, we estimate the period of deferral based upon our obligations under the contract.  We continually review these estimates and, if any of these estimates change, an adjustment is recorded in the period in which they become reasonably estimable.  These adjustments could have a material effect on our results of operations.  In March 2004, we increased the estimated time period over which we have provided and will provide services under our agreement with Mallinckrodt, Inc., a subsidiary of Tyco/Mallinckrodt, from 99 months to 101 months, resulting in a reduction in revenue of $41,000 for the first six months of 2004.  We will continue to review these estimates and make appropriate adjustments as information becomes available.

Under the MS-325 program, we recognize product development revenue at the time we perform research and development activities for which Schering AG and other collaborators are obligated to reimburse us.  Product development revenues from Schering AG are recorded net of the Company’s portion of Schering AG’s actual or most recent estimate of their MS-325 research and development costs.

We recognize product development revenue from Schering AG for the EP-2104R feasibility program as revenue proportionate to our actual cost incurred relative to our estimate of the total cost of the feasibility program.  Total estimated costs of the feasibility program are based on an evaluation of the portion of the program completed, costs incurred to date, planned program activities, anticipated program timelines and the expected future costs of the program. Adjustments to revenue are recorded if estimated costs to complete change materially from previous periods.  To the extent that our estimated costs change materially, our revenues recorded under this activity could materially be affected and such change could have a material adverse effect on our operations in future periods.  In June 2004, management increased its EP-2104R estimate to complete the feasibility program, resulting in a reduction of revenue of $131,000 in the second quarter of 2004.

Revenue under our research collaboration with Schering AG in MRI is recognized as services are provided for which Schering AG is obligated to reimburse us.

Royalty revenues are recognized based on actual revenues as reported to us by Bracco Imaging S.p.A, or Bracco.  When actual results are not available, we estimate royalty revenues based on Bracco’s estimates, historical revenues and trends.  We continually review these estimates and record adjustments to the estimates when we receive actual information from Bracco.  These adjustments have not been significant to date, but could have a material effect on our future results of operations.

Research and Development

Research and development costs, including those associated with technology, licenses and patents, are expensed as incurred.  Research and development costs include employee salaries and related costs, third party service costs, the costs of preclinical and clinical trial supplies and consulting expenses.

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

Employee Stock Compensation

We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations in accounting for our employee stock options under the intrinsic value method, rather than the alternative fair value accounting provided for under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148.  Under APB 25, because the exercise price is equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2004 and 2003

Revenues

Our revenues arise principally from our collaboration agreements with Schering AG for MS-325, EP-2104R and MRI discovery research; from license fee revenues relating to our agreements with Schering AG, Tyco/Mallinckrodt and Bracco; and from royalties from our agreement with Bracco.   Revenues for the three months ended June 30 2004 and 2003 were $3.2 million and $3.8 million, respectively.  Revenues for the three-month period ended June 30, 2004 consisted of $2.0 million of product development revenue from Schering AG, $1.1 million of royalty and license fee revenue related to the Bracco agreement and $170,000 of license fee revenue related to the Schering AG and Tyco /Mallinckrodt strategic collaboration agreements for the development and marketing of MS-325.  The decrease in revenues of $576,000 for the three months ended June 30, 2004 compared to the same period last year related to the combined effects of our lower development expense and Schering AG’s higher development expense on MS-325 product development revenues, reduced EP-2104R product development revenues and to lower license fee revenue, partly offset by higher product development revenues from our Schering AG MRI research collaboration and higher royalties from Bracco.  The lower license fees related to the Schering AG and Tyco/Mallinckrodt agreements were directly attributable to the change in our estimate of the time period for obtaining approvals for MS-325 in the United States and Japan.

Research and Development Expenses

Our research and development expenses arise from our development activities for MS-325 and EP-2104R and from our discovery research programs.  Research and development expenses for the three months ended June 30, 2004 were $5.1 million as compared to $5.9 million for the same period in 2003.  The decrease of $818,000 was primarily attributable to decreased costs related to the completion of the Phase III clinical trial program for MS-325, which was partly offset by higher spending for EP-2104R and other research programs.

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

•                                          The length of time that the FDA or other regulatory authorities take to review our regulatory submissions and the length of time it takes us to respond to the FDA or other regulatory authorities’ questions can also vary widely.  Any delay in that process would result in an increase in costs and a delay in the commercialization or slower sales growth of our product.

•                                          Our partner, Schering AG, is responsible for the commercial launch and marketing of MS-325. If Schering AG does not launch the product in a timely manner or market the product effectively, we may incur a delay in receiving revenues after the launch of MS-325 or may not receive enough revenue to enable us to become profitable.

Our current plans for developing and commercializing MS-325 and EP-2104R reflect our best estimate of the time involved in the development program based on factors currently known to us. The third parties described above have the ability to greatly impact this timetable and we may not have control over or be able to respond within our current plan to changes they cause. Any such delays could result in a significant increase in costs to develop MS-325 or EP-2104R as well as a delay in product launch, which could enable competition to intensify.

Under our EP-2104R agreement, Schering AG has made and will continue to make fixed payments to us totaling approximately $9.0 million over a two year period intended to cover our costs of the feasibility program. The amount of expenditure necessary to execute the feasibility program, currently estimated to be $11.4 million, is subject to numerous uncertainties, which may adversely affect our cash outlay, net of Schering’s reimbursement to us.  In addition, we cannot predict whether Schering AG will exercise its option to develop EP-2104R or, if Schering AG does exercise its option, whether we will exercise our option to bear a portion of the development costs in return for an increase in our royalty rate.  If Schering AG does not exercise its option, then we would have to bear the additional cost of a clinical program to develop EP-2104R, which may adversely affect our liquidity and capital resources.  Consequently, we cannot predict, at this time, the amount of additional research and development costs that we will incur with regard to the development and commercialization of EP-2104R.

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

General and Administrative Expenses

General and administrative expenses, which consist primarily of salaries, benefits, outside professional services and related costs associated with our executive, finance and accounting, business development, marketing, human resources, legal and corporate communications activities, were $3.1 million for the three months ended June 30, 2004 as compared to $1.6 million for the three months ended June 30, 2003.  The increase of $1.6 million was primarily attributable to higher spending both by EPIX and by Schering AG for MS-325 marketing, higher business development expenses, legal expenses related to patent and intellectual property filings and higher liability insurance premiums.  General and administrative expenses also include royalties payable to Massachusetts General Hospital, or MGH, based on sales by Bracco of MultiHance®.  Royalty expenses totaled $45,000 and $28,000 for the three months ended June 30 2004 and 2003, respectively.

Interest Income and Interest Expense

Interest income for the three months ended June 30, 2004 was $282,000 as compared to $100,000 for the three months ended June 30, 2003.  The increase of approximately $182,000 was primarily due to higher average levels of invested cash, cash equivalents and marketable securities during the three months ended June 30, 2004 compared to the same period last year.  We also classify net realized gains and losses as interest income.  During the three months ended June 30, 2004 and 2003, there were no realized gains or losses on marketable securities.  Interest expense for the three months ended June 30, 2004 and 2003 was $273,000 and $54,000, respectively.  The increase in interest expense during the three months ended June 30, 2004 resulted from the issuance of convertible senior notes in June 2004 and the draw down of the entire $15.0 million loan facility made available to us by Schering AG as part of the joint MRI research collaboration entered into in May 2003, partly offset by the reduction in the outstanding balance of interest-bearing prepaid royalties from Bracco.  The entire principal balance of the loan facility, which was $15.0 million as of June 30, 2004, and accrued interest were repaid in July 2004.

Provision for Income Taxes

The provision for income taxes, which represents Italian income taxes related to the Bracco agreement, was $21,000 for the three months ended June 30, 2004 as compared to $39,000 for the three months ended June 30, 2003.  Beginning in July 2003, and until the earlier of FDA approval of Bracco’s principal product, MultiHance®, or December 31, 2005, a portion of Bracco royalty revenue earned that was previously paid to us in cash is primarily being offset against the prepaid FDA approval license fee.  As a result, we will not be required to withhold foreign income tax expense to the same level as was required prior to July 2003 until actual royalty payments are reinstated upon FDA approval of MultiHance®.

Comparison of Six Months Ended June 30, 2004 and 2003

Revenues

Revenues for the six months ended June 30, 2004 and 2003 were $6.9 million and $7.3 million, respectively.  Revenues for the six-month period ended June 30, 2004 consisted of $4.6 million of product development revenue from Schering AG, $1.9 million of royalty and license fee revenue related to the Bracco agreement and $348,000 of license fee revenue related to the Schering AG and Tyco

/Mallinckrodt strategic collaboration agreements for the development and marketing of MS-325.  The decrease in revenues of $448,000 for the six months ended June 30, 2004 compared to the same period last year related to the combined effects of our lower development expense and Schering AG’s higher development expense on MS-325 product development revenues and to lower license fee revenue, partly offset by higher product development revenues from EP-2104R and from our Schering AG MRI research collaboration and higher royalties from Bracco.  The decrease in license fee revenues was directly attributable to the change in our estimate of the time period for obtaining approvals for MS-325 in the United States and Japan.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2004 were $10.6 million as compared to $13.3 million for the same period in 2003.  The decrease of $2.7 million was primarily attributable to decreased costs related to the completion of the Phase III clinical trial program for MS-325, partly offset by higher spending for EP-2104R and other research programs.

General and Administrative Expenses

General and administrative expenses were $5.3 million for the six months ended June 30, 2004 as compared to $3.2 million for the six months ended June 30, 2003.  The increase of $2.1 million was primarily attributable to higher spending both by EPIX and by Schering AG for MS-325 marketing, for business development, and by EPIX for legal expenses related to patent and intellectual property filings and for higher liability insurance premiums.  General and administrative expenses also include royalties payable to Massachusetts General Hospital, or MGH, based on sales by Bracco of MultiHance®.  Royalty expenses totaled $76,000 and $50,000 for the six months ended June 30, 2004 and 2003.

Interest Income and Interest Expense

Interest income for the six months ended June 30, 2004 was $511,000 as compared to $229,000 for the six months ended June 30, 2003.  The increase of approximately $282,000 was primarily due to higher average levels of invested cash, cash equivalents and marketable securities during the six months ended June 30, 2004 compared to the same period last year.  We also classify net realized gains and losses as interest income.  During the six months ended June 30, 2004 and 2003, there were no realized gains or losses on marketable securities.  Interest expense for the six months ended June 30, 2004 and 2003 was $299,000 and $102,000, respectively.  The increase in interest expense during the six months ended June 30, 2004 resulted from the issuance of convertible senior notes in June 2004 and the drawdown of the entire $15.0 million loan facility made available to us by Schering AG as part of the joint MRI research collaboration entered into in May 2003, partly offset by the reduction in the outstanding balance of interest-bearing prepaid royalties from Bracco.  The entire principal balance of the loan facility, which was $15.0 million as of June 30, 2004, and accrued interest were repaid in July 2004.

Provision for Income Taxes

The provision for income taxes was $30,000 for the six months ended June 30, 2004 as compared to $66,000 for the six months ended June 30, 2003.  Beginning in July 2003, and until the earlier of FDA approval of Bracco’s principal product, MultiHance®, or December 31, 2005, the portion of Bracco royalty revenue earned that was previously paid to us in cash is primarily being offset against the prepaid FDA approval license fee.  As a result, we will not be required to withhold foreign income tax expense to the same level as was required prior to July 2003 until royalty payments are reinstated upon FDA approval of MultiHance®.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity consist of cash, cash equivalents and available-for-sale marketable securities of $173.6 million at June 30, 2004 as compared to $80.0 million at December 31, 2003.  The increase in cash, cash equivalents and available-for-sale marketable securities is primarily attributable to the issuance of convertible senior notes with net proceeds of approximately $96.4 million in June 2004.

We used approximately $12.3 million of net cash to fund operations for the six months ended June 30, 2004, which compares to $11.1 million for the same period last year.  A net loss of $8.8 million, combined with an increase in contract advances of $1.1million and a reduction in deferred revenue of $2.0 million, accounts payable of $1.3 million, accrued expenses of $760,000 and an increase in accounts receivable of $543,000, accounted for the net cash used in operations during the six months ended June 30, 2004.  The increase in contract advances relates to funding of both EPIX’s and Schering AG’s MS-325 pre-launch activities.  The reduction in deferred revenue resulted from royalty revenues from sales by Bracco of MultiHance®, which were offset against advanced payments, while the reduction in accounts payable was directly attributed to payments pending final contract negotiations.  The resulting reduction in accrued expenses for amounts that had been accrued during contract negotiations was offset by the issuance of common stock to Dr. Martin Prince in early January 2004 in connection with the Intellectual Property Agreement entered into in November of 2003.  The increase in accounts receivable resulted from higher royalty payments from Bracco and an increase in the billing to Schering AG related to MS-325 pre-launch activities and some product development activities.  Also during the first six months of 2004, we received a $2.5 million milestone payment from Schering AG related to the acceptance of the filing of the NDA with the FDA for MS-325.  Immediately following this receipt, we paid Tyco/Mallinckrodt $2.5 million in recognition of the same milestone.  These payments were offset in the Company’s Statements of Operations, resulting in no impact on revenues, expenses or net loss.  For the six months ended June 30, 2003, net cash used for operating activities of $11.1 million was primarily attributable to our net loss of $9.1 million, combined with a reduction in deferred revenue of $1.3 million resulting from royalty revenues from sales by Bracco of MultiHance ®,contract advances of $740,000 due to the annual adjustment of contract advances under the MS-325 collaboration agreement and to lower funding of research and development in subsequent quarters pursuant to the same agreement with Schering AG.

Our investing activities resulted in net cash used of $39.4 million for the six months ended June 30, 2004 as compared to net cash provided of $13.2 million for the same period last year.  During the six months ended June 30, 2004, we purchased available-for-sale marketable securities of $53.6 million, which was partly funded from the funds received from the convertible debt issuance and partly offset by the cash generated from the redemption or sale of $15.6 million of available-for-sale marketable securities.  During the same period in 2003, we redeemed approximately $13.3 million of available-for-sale marketable securities.  Other investing activities included capital expenditures of $1.4 million for the six months ended June 30, 2004 as compared to $94,000 for the same period last year.  The increase in our capital expenditures was primarily attributable to leasehold improvements and to the acquisition of equipment, including lab equipment, computer equipment and software related to the refurbishment of our laboratory space.  We expect some additional capital expenditures in the remainder of 2004 as we complete the refurbishment and enhancement of our principal laboratory space.

Cash provided by financing activities was $107.5 million for the six months ended June 30, 2004.  The primary sources of financing during the six months ended June 30, 2004 came from net proceeds of $96.4 million attributable to the issuance of convertible senior notes, the drawdown of the entire loan facility of $15.0 million from Schering, which was outstanding at June 30, 2004, and proceeds of stock option exercises of $3.6 million.  Also during this period, we repaid $7.5 million against the loan facility with Schering AG, which was outstanding at March 31, 2004.  During the six months ended June 30, 2003, we borrowed $7.5 million against our loan facility with Schering and received net financing proceeds from stock option exercises of $1.3 million.

We currently receive quarterly cash payments from Schering AG for their share of development costs of MS-325 and EP-2104R and for their share of research costs in our joint MRI research collaboration. We also receive monthly interest income on our cash, cash equivalents and available-for-sale marketable securities.  Prior to July 2003, we received quarterly royalty payments from Bracco for a portion of the royalty revenue actually earned from the sales of MultiHance®.  Beginning in July 2003, and until the earlier of FDA approval of MultiHance®, or December 31, 2005, a portion of royalty revenue earned that was previously paid to us in cash is primarily being offset against the prepaid FDA approval license fee.  If MultiHance® is approved in the U.S. by the FDA prior to December 31, 2005, Bracco will be obligated to pay us the amount of royalties previously offset against prepaid FDA approval license fee and resume quarterly royalty payments.   Other potential cash inflows include: a milestone payment of $1.3 million from Schering AG, which is dependent on the FDA’s approval of MS-325, and up to $22.0 million in additional milestone payments from Schering AG as well as our share of the profits earned on sales of MS-325 worldwide.  Additional future cash flows from our EP-2104R collaboration with Schering AG depend on the successful completion of the EP-2104R feasibility program, on Schering AG’s decision to exercise its development option and on the success of further development, regulatory and commercialization work by Schering AG.  Additional future cash flows from our MRI research collaboration with Schering AG depend on the success of the research program and the success of further development, regulatory and commercialization activities with respect to any products generated.  We may also receive royalties on sales of Schering AG’s Primovist product, if it is approved for sale by the FDA or international regulatory authorities pursuant to a license agreement with Schering AG.  Primovist was approved in Sweden in 2004.

Known outflows, in addition to our ongoing research and development and general and administrative expenses, include: the semi-annual royalties that we owe to MGH on sales by Bracco of MultiHance®, a milestone payment of $2.5 million owed to Tyco/Mallinckrodt, which is dependent on the FDA’s approval of MS-325, a share of profits due Tyco/Mallinckrodt on sales of MS-325 worldwide, a royalty to Daiichi on sales of MS-325 in Japan and a royalty due MGH on our share of the profits of MS-325 worldwide.  We will also be required to repay Bracco any unearned prepaid royalties, equaling $1.3 million at June 30, 2004, upon termination of our license agreement with Bracco, plus an additional $1.6 million if MultiHance® does not receive FDA approval in the U.S by December 2005.  In November 2002, Bracco announced that it had received an approvable letter from the FDA for MultiHance®.

Based on our current plans, expense rates, targeted timelines and our view regarding acceptance of MS-325 in the marketplace, we estimate that cash, cash equivalents and marketable securities on hand as of June 30, 2004 will be sufficient to fund our operations until we turn cash flow positive.  If we consider other opportunities or change our planned activities, we may require additional funding.  As of June 30, 2004, we had outstanding the entire balance of our $15.0 million loan facility available from Schering AG as part of our MRI research collaboration.  We repaid the entire $15.0 million loan, plus accrued interest, in July 2004, but expect to redraw the $15.0 million loan as needed.  We expect to be able to redraw the $15.0 million from the Schering AG loan facility, of which $7.5 million can be redrawn until May 2007 and the $7.5 million until May 2008, but could be unable to draw under the terms of the loan if we fail to meet certain covenants or conditions precedent in the loan.  As of June 30, 2004, we were in compliance with the covenants of the loan facility.  If holders of our convertible senior notes require redemption of the notes, we may be required to repay $100 million in June 2011.  Our future liquidity and capital requirements will depend on numerous factors, including the following: the progress and scope of clinical trials; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both U.S. and foreign governmental approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the extent to which our products, if any, gain market acceptance; the timing and costs of product introductions; the extent of our ongoing and new research and development programs; the costs of training physicians to become proficient with the use of our potential products; and, if necessary, once regulatory approvals are received, the costs of developing marketing and distribution capabilities.

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

We have entered into the following meterial contractual obligations since the presentation of our table of Contractual Obligations as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003:

•	The drawdown of an additional $7.5 million on our Non-Negotiable Note and Security Agreement with Schering AG, in June 2004, which amount was subsequently repaid in full in July 2004; and
•	The issuance in June 2004 of $100 million in principal amount of our 3.00% convertible senior notes due 2024.

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

Certain Factors That May Affect Future Results of Operations

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the uncertainties associated with pre-clinical studies and clinical trials; the early stage of our product development and lack of product revenues; our history of operating losses and accumulated deficit; our lack of commercial manufacturing experience and commercial sales, distribution and marketing capabilities; reliance on suppliers of key materials necessary for production of our products and technologies; the potential development by competitors of competing products and technologies; our dependence on existing and potential collaborative partners, and the lack of assurance that we will receive any funding under such relationships to develop and maintain strategic alliances; the lack of assurance regarding patent and other protection for our proprietary technology; governmental regulation of our activities, facilities, products and personnel; our dependence on key personnel; uncertainties as to the extent of reimbursement for the costs of our potential products and related treatments by government and private health insurers and other organizations; the potential adverse impact of government-directed health care reform; the risk of product liability claims; and economic conditions, both generally and those specifically related to the biotechnology industry. As a result, our future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed below or throughout the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors, and other information in our periodic reports filed with the SEC. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

We have never generated revenues from commercial sales of our products and, if MS-325 does not receive approval from the Food and Drug Administration (FDA), we will have no products to market in the foreseeable future.

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

To date, we have received revenues from payments made under licensing, royalty arrangements, and product development and marketing agreements with strategic collaborators. In particular, our revenue for the six months ended June 30, 2004 was $6.9 million and consisted of $4.6 million from the product development portion of our collaboration agreements with Schering AG for MS-325, EP-2104R and MRI research, $1.9 million from a patent licensing and royalty agreement with Bracco and $348,000 of license fee revenue related to the strategic collaboration agreements for the development, manufacturing and marketing of MS-325 with Schering AG and Tyco/Mallinckrodt. In addition to these sources of revenue, we have financed our operations to date through public stock offerings, private sales of equity securities, debt financing and equipment lease financings.

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

Our future financial results are uncertain. We have experienced significant losses since we commenced operations in 1992. Our accumulated net losses as of June 30, 2004 were approximately $144 million. These losses have primarily resulted from expenses associated with our research and development activities, including pre-clinical and clinical trials, and general and administrative expenses. We anticipate that our research and development expenses will remain significant in the future, and we expect to incur losses over at least the next two years as we continue our research and development efforts, pre-clinical testing and clinical trials and as we implement manufacturing, marketing and sales programs. As a result, we cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the timeframe expected by investors, the market price of our common stock may decline and consequently our business may not be sustainable.

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

Based on our current plans, expense rates, targeted timelines and our view regarding acceptance of MS-325 in the marketplace, we estimate that cash, cash equivalents and marketable securities on hand as of June 30, 2004 will be sufficient to fund our operations until we turn cash flow positive. If we consider other opportunities or change our planned activities, we may require additional funding. As of June 30, 2004, we had outstanding the entire $15.0 million loan facility available from Schering AG as part of our MRI research collaboration. We repaid the $15.0 million loan, plus accrued interest, in July 2004, but expect to redraw the $15.0 million loan as needed, but could be unable to draw under the terms of the loan if we fail to meet certain covenants or conditions precedent in the loan.

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

Although MRI hardware and software is sufficient for the evaluation of non-coronary vascular disease, which is our primary target indication, we believe that the technology is not as advanced for cardiac applications, which will be our next clinical development target. Our initial NDA filing for MS-325 is related to non-coronary vascular disease. Imaging sequences on scanners currently allow for the use of MS-325-enhanced MRA for diagnosing non-coronary vascular disease, our lead indication. Based on feasibility studies we completed in 2001, however, the imaging technology available for cardiac applications, including coronary angiography and cardiac perfusion imaging, was not developed to the point where there was clear visualization of the cardiac region, due to the effects of motion from breathing and from the beating of the heart. We recently initiated feasibility studies for cardiac indications using available software and hardware that can be adapted for coronary and cardiac perfusion data acquisition. We have entered into research collaborations with GE Medical Systems, Siemens Medical Systems and Philips Medical Systems that include development and optimization of cardiac imaging sequences with contrast agents like MS-325. We have also collaborated with a number of leading academic institutions to help optimize cardiac imaging with MS-325. While significant progress has been made in developing these clinical applications for cardiac imaging, we do not know when, or if, these techniques will enable MS-325 to provide clinically relevant images in cardiac indications. If MRI device manufacturers are not able to enhance their scanners to perform clinically useful cardiac imaging, we will not be able to complete our development activities of MS-325 for that application, thereby reducing the potential market for a product in this area.

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

	Advantages	Disadvantages

MRI	• Three-dimensional images • Minimally-invasive • Favorable safety profile • High quality images	• Requires high level of training • Inadvisable for patients with cardiac pacemakers • Less widely available

CT Angiography	• Rapid and easy data acquisition	• Radiation • Varying levels of toxicity • Calcium and bone artifacts • Time consuming post-processing

DSA (X-ray angiography)	• Significant clinical experience • Opportunity to treat in same procedure • Highest resolution	• Invasive • Radiation • Varying levels of toxicity • Significant safety risks • Two-dimensional images • Expensive • Patient recuperation time

Ultrasound	• Low cost • Fast • Widely available • Non-invasive	• Operator dependent • Lack of anatomic detail • Bone precludes use in many vascular beds • Inability to visualize small vessels

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

We depend on strategic collaborators for support in product development and the regulatory approval process as well as a variety of other activities including manufacturing, marketing and distribution of our products in the U.S. and abroad, when, and if, the FDA and corresponding foreign agencies approve our product candidates for marketing. To date, we have entered into strategic alliances and collaborations with Schering AG, Tyco/Mallinckrodt, GE Healthcare, Philips Medical Systems and Siemens Medical Systems. Four of our key agreements include three collaboration agreements with Schering AG, to perform joint research and to develop and commercialize MS-325, EP-2104R and other MRI vascular agents worldwide, and an agreement with Tyco/Mallinckrodt, granting Tyco/Mallinckrodt rights to enter into an agreement with Schering AG to manufacture MS-325 for clinical development and commercial use. We may not receive milestone payments from these alliances should MS-325 or EP-2104R fail to meet certain performance targets in development and commercialization. Further, our receipt of revenues from strategic alliances is affected by the level of efforts of our collaborators. Our collaborators may not devote the resources necessary to complete development, and commence marketing of MS-325, EP-2104R or other products in their respective territories, or they may not successfully market MS-325, EP-2104R or other products. In addition, Schering AG and Tyco/Mallinckrodt currently manufacture imaging agents for other technologies that will compete against MS-325 and Schering AG will be responsible for setting the price of the product worldwide. However, Schering AG may not set prices in a manner that maximizes revenues for us. We are currently in compliance with the terms of these agreements, and although we have filed an NDA, our failure to receive future milestone payments, or a reduction or discontinuance of efforts by our partners would have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we rely on certain of our collaborators, such as GE Medical Systems, Siemens Medical Systems and Philips Medical Systems, to develop software that can be used to enhance or suppress veins or arteries from MS-325-enhanced MRA images. Although not required for clinical use of MS-325, the ability to separate veins from arteries using MS-325-enhanced MRA may be useful to clinicians in reading MS-325-enhanced images for the evaluation of vascular disease. Therefore, if our collaborators do not develop or implement the required software successfully, some clinicians may not be able to easily interpret the information provided from MS-325-enhanced images and therefore may not be inclined to use the product. Our inability to market MS-325 successfully to some clinicians may have a material adverse effect on our business.

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

The protection of our proprietary technologies is material to our business prospects. We pursue patents for our product candidates in the United States and in other countries where we believe that significant market opportunities exist. We own or have an exclusive license to patents and patent applications on aspects of our core technology as well as many specific applications of this technology. Specifically, patents and patent applications related to our core technology consist of two U.S. patents that are exclusively licensed to us from MGH, as well as their counterpart patents and applications in foreign countries; seven U.S. patents and their counterpart patents and applications in certain foreign countries that we own; 18 U.S. patent applications as well as their counterpart patents and applications in certain foreign countries and six U.S. provisional patent applications. One of our issued patents covers aspects of the process by which MS-325 is manufactured. Another issued patent covers the MS-325 composition of matter. Two of our patents cover certain methods of imaging with MS-325. We have seven patent applications relating to EP-2104R, fibrin binding peptides and methods of imaging. Even though we hold these patents and have made these patent applications, because the patent positions of pharmaceutical and biopharmaceutical firms, including ours, generally include complex legal and factual questions, our patent position remains uncertain. For example, because most patent applications are maintained in secrecy for a period after filing, we cannot be certain that the named applicants or inventors of the subject matter covered by our patent applications or patents, whether directly owned or licensed to us, were the first to invent or the first to file patent applications for such inventions. Third parties may oppose, challenge, infringe upon, circumvent or seek to invalidate existing or future patents owned by or licensed to us. A court or other agency with jurisdiction may find our patents invalid, not infringed or unenforceable and we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future. Even if we have valid patents, these patents still may not provide sufficient protection against competing products or processes. If we are unable to successfully protect our proprietary methods and technologies, or, if our patent applications do not result in issued patents, we may not be able to prevent other companies from practicing our technology and, as a result, our competitive position may be harmed.

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

Specifically, MS-325 is regulated by the FDA as a pharmaceutical product. The FDA has established substantial requirements for the research, development, manufacture and marketing of pharmaceutical products. The process required by the FDA before MS-325 and our other product candidates may be marketed in the U.S. typically involves the performance of pre-clinical laboratory and animal tests; submission of an investigational new drug application or IND; completion of human clinical trials; submission of a NDA to the FDA; and FDA approval of the NDA.

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

Furthermore, we, the FDA or other regulatory authorities may alter, suspend or terminate clinical trials at any time. For example, in September 2001, after discussions with the FDA, we expanded our initial target indication for MS-325 from one specific body region, the aortoiliac region, to a broader indication that includes the entire body’s vascular system, except for the heart. This expansion required us to add two new clinical trials to our then existing Phase III clinical trial program, one to determine the efficacy of MS-325-enhanced MRA for the detection of vascular disease in the renal arteries, and another to determine the efficacy of MS-325-enhanced MRA for the detection of vascular disease in the pedal arteries. Although providing us with greater market potential for the sale of MS-325 upon approval, this change to our Phase III clinical trial program, and the associated delay in the start up of new clinical centers, resulted in an approximate fifteen month delay in our NDA submission and an increase in costs associated with the program. If we do not successfully complete clinical trials for our product candidates, we will not be able to market these product candidates.

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

Our future business and operating results depend in significant part upon the continued contributions of our senior management and key technical personnel. If any such personnel were to be hired away from us by a competitor, or if for any reason, they could not continue to work for us, we could have difficulty hiring officers with equivalent skills in general, financial and research management and our ability to achieve our business objectives or to operate or compete in our industry may be seriously impaired. Although we maintain key life insurance on our Chief Executive Officer, the loss of any key employee, the failure of any key employee to perform in his or her current position, or our inability to attract and retain skilled employees, as needed, could have a material adverse effect on our business, financial condition and results of operations. Our future business and operating results also depend in significant part upon our ability to attract and retain qualified management, operational and technical personnel. Competition for personnel is intense, and we may not be successful in attracting or retaining such personnel. If we were to lose these employees to our competitors, we could spend a significant amount of time and resources to replace them, which would impair our research and development or commercialization efforts.

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

During the six months ended June 30, 2004, the closing price of our common stock ranged from $25.99 to $16.00. The last reported closing price for our common stock on June 30, 2004 was $21.10. If our stock price declines significantly, we may be unable to raise additional capital. Significant declines in the price of our common stock could also impede our ability to attract and retain qualified employees and reduce the liquidity of our common stock.

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

We have significantly increased our leverage as a result of the sale of our 3.00% Convertible Senior Notes due 2024.

In connection with the sale of our 3.00% Convertible Senior Notes due 2024, we have incurred new indebtedness of $100 million.  The amount of our indebtedness could, among other things:

•                  make it difficult for us to make payments on the notes;

•                  make it difficult for us to obtain financing for working capital, acquisitions or other purposes on favorable terms, if at all;

•                  make us more vulnerable to industry downturns and competitive pressures; and

•                  limit our flexibility in planning for, or reacting to changes in, our business.

Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

Certain anti-takeover clauses in our charter and by-law provisions and in Delaware law may make an acquisition of us more difficult.

Our Restated Certificate of Incorporation authorizes the Board of Directors to issue, without stockholder approval, up to 1,000,000 shares of preferred stock with voting, conversion and other rights and preferences that could adversely affect the voting power or other rights of the holders of Common Stock. The issuance of Preferred Stock or of rights to purchase Preferred Stock could be used to discourage an unsolicited acquisition proposal. In addition, the possible issuance of Preferred Stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of our Common Stock or limit the price that investors might be willing to pay for shares of our Common Stock. The Restated Certificate provides for staggered terms for the members of the Board of Directors. A staggered Board of Directors and certain provisions of our By-laws and of Delaware law applicable to us could delay or make more difficult a merger, tender offer or proxy contest involving us. We, for example, are subject to Section 203 of the General Corporate Law of Delaware, which, subject to certain exceptions, restricts certain transactions and business combinations between a corporation and a stockholder owning 15% or more of the corporation’s outstanding voting stock for a period of three years from the date the stockholder becomes an interested stockholder. These provisions may have the effect of delaying or preventing a change in control of us without action by the stockholders and, therefore, could adversely affect the price of our stock.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would result in a decrease in the fair market value of our total portfolio of approximately $122,000, and an increase of approximately $122,000, respectively, at June 30, 2004.

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

PAT II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 26, 2004, and the following matters were voted on at that meeting:

1.               The election of Stanley T. Crooke, M.D., Ph.D., as a Class III Director, to serve until the 2007 annual meeting of stockholders, and until his successor has been duly elected and qualified.  The following chart shows the number of votes cast for or against him, as well as the number of votes withheld.

DIRECTOR	FOR	AGAINST	WITHHELD

Stanley T. Crooke, M.D., Ph.D.	19,855,130	N/A	867,636

The following is a list of the directors whose term of office as a director continued after the meeting:

DIRECTOR	TERM EXPIRES

Christopher F.O. Gabrieli	2005
Michael D. Webb	2005
Peter Wirth	2006
Stanley T. Crooke, M.D., Ph.D.	2007

2.               The proposal to amend the Company’s Amended and Restated 1992 Equity Incentive Plan to increase the number of authorized shares of common stock available under the Plan from 6,099,901 shares to 6,599,901 shares.  The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker non-votes:

FOR	AGAINST	ABSTAIN	NON-VOTE

11,546,341	5,859,366	41,957	3,275,102

3.               The proposal to amend the Company’s Certificate of Incorporation to change the name of the Company from EPIX Medical, Inc. to EPIX Pharmaceuticals, Inc.  The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions:

FOR	AGAINST	ABSTAIN

20,679,992	35,730	7,044

4.               The proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2004.  The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions:

FOR	AGAINST	ABSTAIN

20,582,442	125,999	14,325

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)                              EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company, as amended. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-8 (File No. 333-30531) and incorporated herein by reference.
3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-8 (File No. 333-30531) and incorporated herein by reference.
4.1	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
10.1+	First Amendment to Loan Agreement between the Company and Schering AG, dated as of June 1, 2004.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Michael D. Webb.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Peyton J. Marshall.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

+           Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(B)                                REPORTS ON FORM 8-K

On April 29, 2004, the Company furnished a Current Report on Form 8-K reporting its financial results for the first quarter ended March 31, 2004.

On June 1, 2004, the Company furnished a Current Report on Form 8-K announcing its commencement of a private offering of up to $75 million aggregate principal amount of 3% convertible senior notes due 2024 in a private placement pursuant to Rule 144A under the Securities Act.

On June 2, 2004, the Company furnished a Current Report on Form 8-K announcing the pricing of its offering of $75 million of convertible senior notes due 2024 to be sold to qualified institutional investors pursuant to Rule 144A under the Securities Act.

On June 3, 2004, the Company furnished a Current Report on Form 8-K announcing the sale of an additional $25 million aggregate principal amount of convertible senior notes due 2024, bearing an interest rate of 3.0% to certain initial purchasers.

On June 7, 2004, the Company filed a Current Report on Form 8-K announcing that MS-325 had been submitted for marketing approval in the European Union by its worldwide marketing partner Schering AG.

On June 7, 2004, the Company filed a Current Report on Form 8-K announcing that it had completed a private offering of $100 million aggregate principal amount of the Company’s 3.0% convertible senior notes due 2024.

On June 8, 2004, the Company filed a Current Report on Form 8-K/A amending the Form 8-K filed with the

Securities and Exchange Commission on June 7, 2004 describing the completion of its private offering of $100 million.  The Form 8-K/A amends the Signatures section of the original Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIX Medical, Inc.

Date: August 3, 2004	By:	/s/ PEYTON J. MARSHALL, Ph.D.

Peyton J. Marshall, Ph.D.
Sr. Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)