Form 10-Q
period 2005-03-31
EPIX Pharmaceuticals, Inc.
filed 2005-05-09
CIK 1027702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 29, 2005, 23,257,132 shares of the registrant’s Common Stock, $.01 par value per share, were issued and outstanding.

EPIX Pharmaceuticals, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

EPIX PHARMACEUTICALS, INC.

BALANCE SHEETS

(unaudited)

	March 31, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$69,446,753	$73,364,538
Available-for-sale marketable securities	89,172,287	91,075,630
Accounts receivable	664,183	322,546
Prepaid expenses and other assets	716,191	585,138
Total current assets	159,999,414	165,347,852
Property and equipment, net	2,384,659	2,490,804
Other assets	3,333,409	3,448,270
Total assets	$165,717,482	$171,286,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,021,759	$938,498
Accrued expenses	5,110,668	4,218,834
Contract advances	5,999,672	6,150,013
Loan payable to strategic partner	15,000,000	15,000,000
Deferred revenue	1,951,304	2,387,882
Total current liabilities	29,083,403	28,695,227
Deferred revenue	1,043,829	1,209,725
Convertible debt	100,000,000	100,000,000
Commitments and Contigencies	—	—
Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 23,257,132 and 23,190,154 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	232,570	231,900
Additional paid-in-capital	197,170,872	196,730,731
Accumulated deficit	(161,589,329)	(155,333,774)
Accumulated other comprehensive income	(223,863)	(246,883)
Total stockholders’ equity	35,590,250	41,381,974
Total liabilities and stockholders’ equity	$165,717,482	$171,286,926

See accompanying notes.

EPIX PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2005	2004

Revenues:
Product development revenue	$1,475,819	$2,651,925
Royalty revenue	444,289	688,453
License fee revenue	165,896	283,288
Total revenues	2,086,004	3,623,666
Operating expenses:
Research and development	5,533,151	5,513,267
General and administrative	2,743,705	2,171,976
Total operating expenses	8,276,856	7,685,243
Operating loss	(6,190,852)	(4,061,577)
Interest income	845,901	228,816
Interest expense	(910,604)	(25,799)
Loss before provision for income taxes	(6,255,555)	(3,858,560)
Provision for income taxes	—	8,719
Net loss	$(6,255,555)	$(3,867,279)

Weighted average shares:
Basic and diluted	23,226,677	22,622,249

Net loss per share, basic and diluted	$(0.27)	$(0.17)

See accompanying notes.

EPIX PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2005	2004

Operating activities:
Net loss	$(6,255,555)	$(3,867,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	264,033	180,464
Stock compensation expense	3,419	—
Changes in operating assets and liabilities:
Accounts receivable	(341,637)	(19,934)
Prepaid expenses and other current assets	(131,053)	(185,778)
Other assets	114,861	(135)
Accounts payable	83,261	(669,989)
Accrued expenses	891,834	(32,978)
Contract advances	(150,341)	(895,418)
Deferred revenue	(602,474)	(882,643)
Net cash used in operating activities	(6,123,652)	(6,373,690)
Investing activities:
Purchases of marketable securities	(17,466,958)	(10,660,951)
Sale or redemption of marketable securities	19,393,321	10,041,183
Purchases of fixed assets	(157,888)	(983,113)
Net cash provided by (used in) investing activities	1,768,475	(1,602,881)
Financing activities:
Proceeds from loan payable from strategic partner	15,000,000	7,500,000
Repayment of loan payable to strategic partner	(15,000,000)	(7,500,000)
Proceeds from stock options	437,392	2,232,800
Net cash provided by financing activities	437,392	2,232,800
Net increase (decrease) in cash and cash equivalents	(3,917,785)	(5,743,771)
Cash and cash equivalents at beginning of period	73,364,538	36,658,557
Cash and cash equivalents at end of period	$69,446,753	$30,914,786

Supplemental cash flow information:
Cash paid for interest	$45,326	$35,936
Cash paid for taxes	$—	$6,519

Supplemental disclosure of noncash financing and investing activities:
Issuance of common stock in connection with Intellectual Property Agreement	$—	$2,339,040

See accompanying notes.

EPIX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business

EPIX Pharmaceuticals, Inc. (“EPIX” or the “Company”), formerly known as EPIX Medical, Inc., is developing targeted contrast agents both to improve the capability and expand the use of magnetic resonance imaging (“MRI”) as a tool for diagnosing human disease. The Company’s lead product under development, MS-325, is an injectable contrast agent specifically designed for vascular imaging using magnetic resonance angiography (“MRA”) to diagnose atherosclerotic disease, including non-coronary vascular disease and coronary artery disease.  In December 2003, the Company submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for MS-325.  In January 2005, the Company received an approvable letter from the FDA for MS-325 in which the FDA requested additional clinical studies prior to approval.  MS-325 is being co-developed by EPIX and Schering AG (Schering”).  The Company is also collaborating with Schering AG on the development of its second drug candidate, EP-2104R, for detecting human thrombus, or blood clots, using MRI.  The Company is collaborating with Schering AG in a joint research program for the discovery of novel MRI product candidates for clinical development.

2.  Basis of Presentation

The unaudited condensed financial statements of EPIX have been prepared in accordance with accounting principles generally accepted in the United States (“U.S”). for interim financial information and the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“the Commission”). Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of the interim period ended March 31, 2005 are not necessarily indicative of the results expected for the full fiscal year.

The unaudited condensed financial statements and related disclosures have been prepared with the assumption that users of the unaudited condensed financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

3.  Significant Accounting Policies

Revenue

Product development revenue

In June 2000, the Company entered into a strategic collaboration agreement with Schering AG, whereby each party to the agreement shares equally in MS-325 development costs and U.S. operating profits and the Company will receive royalties related to non-U.S. sales.  The Company recognizes product development revenue at the time it performs research and development activities for which Schering AG and other collaborators are obligated to reimburse the Company.  Product development revenues from Schering AG are recorded net of the Company’s portion of Schering’s actual or most recent estimate of their MS-325 research and development costs.

In May 2003, the Company entered into a development agreement with Schering AG for EP-2104R and a collaboration agreement with Schering AG for MRI research. Under the EP-2104R development agreement, Schering AG has made fixed payments to the Company totaling approximately $9.0 million over two years, which began in the second quarter of 2003, to cover the Company’s expenditures in the feasibility program.  The Company recognizes reimbursement from Schering AG for the EP-2104R feasibility program, as revenue proportionate to actual cost incurred relative to expected total program costs.  Total estimated costs of the feasibility program are based on management’s assessment of costs to complete the program based upon an evaluation of the portion of the program completed, costs incurred to date and expected future costs of the program.  To the extent that estimated costs to complete the feasibility program change materially from previous periods, adjustments to revenue will be recorded. For the three months ended March 31, 2005, management increased its EP-2104R estimate to complete the feasibility program to $13.6 million from its previous estimate of $13.2 million, resulting in a reduction in product development revenue of $230,995 during the period.  Revenue under the MRI research collaboration is recognized at the time services are provided for which Schering AG is obligated to reimburse the Company.

Payments received by the Company from Schering AG in advance of EPIX performing research and development activities are recorded as contract advances.

Royalty revenue

The Company earns royalty revenues pursuant to its sub-license on certain of its patents to Bracco Imaging S.p.A. (“Bracco”).  Royalty revenues are recognized based on actual revenue as reported by Bracco to the Company.  Prior to the fourth quarter of 2004, the Company recognized royalty revenues based on royalty reports received from Bracco or on Bracco’s estimates, historical revenues and trends when royalty reports from Bracco were not available in a timely manner.  In December 2004, the Company was notified by Bracco that Bracco had overstated its non-U.S. royalties to the Company for the period 2001 to 2004, and that Bracco would offset the amount of the overstatement against its payments to the Company, including those triggered by FDA approval of MultiHance® in the United States.  Although the Company is disputing Bracco’s position regarding the overstatement, the Company recognized the impact of Bracco’s claimed overstatement by reducing its 2004 royalty revenue.  In addition, because the Company no longer believes that it has a reasonable basis to make royalty estimates under the agreement with Bracco, it has, commencing in the fourth quarter of 2004, only recognized royalties from Bracco in the period in which royalty reports are received.

In connection with the execution of the sub-licensing arrangement in September 2001, Bracco made a $4.0 million refundable advance royalty payment to the Company, which is accounted for as deferred revenue.   When royalty revenue is earned, it is offset against the $4.0 million refundable advance royalty. At March 31, 2005, the remaining balance of the refundable advance royalty was $1.3 million.

Massachusetts General Hospital (“MGH”) owns the patents that are the subject of the Company’s agreement with Bracco and has exclusively licensed those patents to the Company, which have in turn been sub-licensed to Bracco by the Company.  The Company owes MGH a percentage of all royalties received from its sub-licenses.  Royalties owed to MGH, which totaled $19,646 and $30,980 for the three months ended March 31, 2005 and 2004, respectively, are classified as general and administrative expenses in the Statements of Operations.

Pursuant to the License Agreement between the Company and Schering AG, the Company is entitled to a worldwide royalty on sales of certain Schering AG products covered by the agreement.  In late 2004, Schering AG launched its new product, Primovist, which has been approved in Europe and is covered under this agreement.  In the first quarter of 2005, the Company began to recognize royalty revenue based on sales of Primovist as reported to the Company by Schering AG.

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

During 2004, the Company increased the estimated time period over which it will provide services under its agreement with Mallinckrodt, Inc., a subsidiary of Tyco/Mallinckrodt, from 99 months to the current estimate of 127 months as a result of FDA delays during 2004 relating to MS-325 and the FDA’s approvable letter in January 2005 requesting additional clinical studies to demonstrate efficacy prior to approval.  The Company will continue to review these estimates and make appropriate adjustments as information becomes available.

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

Loss per Share

Basic and diluted net loss per share are computed using the weighted-average number of common shares outstanding during the period.  For the three months ended March 31, 2005 and 2004, the Company was in a net loss position and, therefore, the basic and diluted net loss per share are the same.  Basic net loss per share excludes any dilutive effect from outstanding stock options and awards and from the conversion of convertible senior notes.

Common stock potentially issuable but excluded from the calculation of dilutive net loss per share for the three months ended March 31, 2005 and 2004 because their inclusion would have been antidilutive consisted of the following:

	2005	2004
Stock options and awards	3,774,473	3,730,560
Shares issuable on conversion of 3% Convertible Senior Notes	3,359,090	—
	7,133,563	3,730,560

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains or losses on the Company’s available-for-sale marketable securities.  The Company’s comprehensive loss for the three months ended March 31, 2005 and 2004 amounted to $6.2 million and $3.8 million, respectively.

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

	Three months ended March 31,
	2005	2004

Net loss - as reported	$(6,255,555)	$(3,867,279)
Add: employee stock-based compensation included in net loss as reported	—	—
Less: pro forma adjustment for stock-based compensation	(1,087,809)	(1,112,909)

Net loss - pro forma	$(7,343,364)	$(4,980,188)

Net loss per share
As reported	$(0.27)	$(0.17)
Pro forma	(0.32)	(0.22)

The weighted-average fair value of stock options granted during the three months ended March 31, 2005 and 2004 was $5.54 and $15.71, per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Options
	Three Months Ended March 31,
	2005	2004

Expected life of option (years)	7.0	7.2
Expected stock price volatility	0.84	0.86
Weighted average risk-free interest rate	3.62%	3.03%

Because options vest over several years and the Company expects to grant options in future years, the above pro forma results of applying the provisions of FAS 123 are not necessarily indicative of the pro forma results in future years.

4.  Loan Payable to Strategic Partner

In May 2003, the Company entered into a Non-Negotiable Note and Security Agreement (the “Loan Agreement”) with Schering AG under which the Company is eligible to borrow up to a total of $15.0 million.  The Loan Agreement carries a variable, market-based interest rate, which was 9.75% and 9.25% at March 31, 2005 and December 31, 2004, respectively.  The entire $15.0 million amount under the Loan Agreement was available and drawn as of March 31, 2005.  The entire outstanding balance of $15.0 million, plus accrued interest, was repaid to Schering AG in April 2005.  Of the $15.0 million available under the Loan Agreement, $7.5 million is available to be redrawn by the Company until May of 2007 and the remaining $7.5 million is available to be redrawn until May 2008, subject to specified conditions and covenants contained in the Loan Agreement, including a commitment to maintain cash and cash equivalents of at least $2.0 million.  The Company was in compliance with such covenants at March 31, 2005 and December 31, 2004, respectively.  Any outstanding balance under the Loan Agreement is repayable beginning in May 2007 and there is no penalty for prepayment.  The Loan Agreement is secured by a first priority security interest in certain of the Company’s intellectual property. The carrying value of the loan balance approximated fair value due to its variable interest rate.

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

In connection with the issuance of the senior notes, we incurred $3.65 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees.  The costs are being amortized as interest expense using the effective interest method over the term from issuance through the first date that the holders are entitled to require repurchase of the senior notes (June 2011).  Amortization of the issuance costs was $115,000 for the three months ended March 31, 2005.

6.  Recent Accounting Pronouncements

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

Statement 123(R) must be adopted by companies with fiscal years starting after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued.  The Company expects to adopt Statement 123(R) on January 1, 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

•      A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

•      A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has not yet determined which method it will use.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and net loss per share discussed above.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We develop innovative pharmaceuticals designed to improve the diagnostic quality of images produced by MRI.  Since commencing operations in 1992, we have been principally engaged in research and development activities related to our product candidates, as well as seeking various regulatory clearances and patent protection. We have had no revenues from sales of our products and have incurred cumulative losses since inception through March 31, 2005 aggregating to approximately $161.6 million.  Most of our revenues to date have come from license fees and product development revenues from collaboration agreements for our product candidates.

Our primary activities relate to three projects: MS-325, for which we have submitted an NDA to the FDA and received an FDA approvable letter requesting additional clinical studies in January 2005; our feasibility program for EP-2104R, which is in clinical development; and our joint MRI research program with Schering Aktiengesellschaft, or Schering AG.

MS-325 is an injectable intravascular contrast agent intended to enhance the quality of MR images and provide physicians with an improved method for diagnosing diseases affecting the vasculature.  We completed our Phase III clinical trial program to test the safety and efficacy of MS-325-enhanced MR angiography, or MRA, for the evaluation of non-coronary vascular disease and submitted our NDA for MS-325 to the FDA in December 2003. In February 2004, we were notified by the FDA that the NDA for MS-325 had been accepted for filing and had been designated for a standard 10-month review cycle.  In October 2004, we were notified by the FDA that it had extended the action date for completion of its review of MS-325 by 90 days to January 2005. In January 2005, we received an approvable letter from the FDA for MS-325 in which the FDA requested additional clinical studies to demonstrate efficacy prior to approval.   If our NDA for MS-325 is approved by the FDA, our partner, Schering AG, will have primary responsibility for the product launch and marketing of MS-325.  In 2004, we initiated and are continuing to conduct the OPTIMUM clinical trial study of MS-325 in high resolution vascular MRA in peripheral disease.  We are also developing MS-325 for imaging coronary arteries and the heart and are conducting a Phase II clinical trial of the use of MS-325 for cardiac imaging.  In June 2004, Schering AG submitted MS-325 to the European Agency for the Evaluation of Medicinal Products (EMEA) for marketing approval in the European Union.  In 2004, Schering AG completed enrollment in Phase I trials in Japanese subjects in support of the Japanese development program for MS-325.

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

EP-2104R is an injectable MRI contrast agent that is specifically targeted to fibrin, the dominant protein in blood clots, or thrombi.  It is designed to provide a bright MR image of blood clots anywhere in the vascular system and may allow clinicians to identify potential problems early.  Finding blood clots is of critical medical significance in the evaluation and diagnosis of patients with stroke, chest pain, heart attack, irregular heartbeat and clots in the lungs and legs.  We designed EP-2104R to bind reversibly to fibrin, the dominant protein found in clots.  In May 2003, we entered into a collaboration agreement with Schering AG for the development and commercialization of EP-2104R.  Under terms of the agreement, we are responsible for the execution of a clinical feasibility program for EP-2104R in humans for which Schering AG is obligated to make fixed payments to us of approximately $9.0 million over a two year period.  At the end of the feasibility program, Schering AG may exercise an option to develop EP-2104R through which Schering AG will receive an exclusive, worldwide license for EP-2104R and become responsible for all further development, manufacturing, marketing and sales.  In 2004, we completed Phase I clinical trials of EP-2104R in which the drug was observed to be well tolerated in healthy volunteers.  We initiated our Phase II clinical trial to study the feasibility of blood clot imaging using EP-2104R in patients in April 2005 and plan to complete enrollment in the trial in 2005.

We are engaged in research activities to discover other pharmaceutical product candidates.  In May 2003, we entered into an agreement with Schering AG covering an exclusive research collaboration to discover novel compounds for diagnosing human disease using MRI.  Under the terms of the three-year joint research agreement, we and Schering AG are exclusively combining our existing research programs in the field of MRI to discover novel MRI product candidates for clinical development. Under the agreement, Schering AG agreed to fund a portion of our related personnel costs, fund third party research costs of up to $2.0 million per year and made available to us a loan facility of up to $15 million, with principal repayment beginning in 2007.

We expect continued operating losses for at least three years, and possibly thereafter, as we continue to incur expenses to support research and development efforts and to support commercialization of our initial product candidate, MS-325.

Our financial results have been, and in the future will continue to be, affected significantly by the scope and speed of our clinical trial program and by our interaction with the FDA related to an appropriate clinical trial program for regulatory approval of MS-325.  We filed an investigational new drug, or IND, application and initiated a Phase I clinical trial for MS-325 in 1996.  We completed a Phase II clinical trial in 1998 to test the safety and preliminary efficacy of MS-325-enhanced MRA for the evaluation of non-coronary vascular disease and also completed a Phase II trial in 2001 that was designed to compare the diagnostic accuracy of five different doses of MS-325-enhanced MRA with that of X-ray angiography in the aortoiliac arteries. We completed two Phase III studies, with results announced in 2002 and 2003, to determine the efficacy of MS-325-enhanced MRA for the detection of aortoiliac occlusive disease.  In 2001, after discussions with the FDA, we expanded our initial target indication for MS-325 beyond aortoiliac occlusive disease to a broad peripheral vascular disease indication, which we expected would include the entire vasculature, except for the heart.  As a result of this expansion, we added two new trials to our Phase III MRA clinical trial program; one in the renal arteries and the other in the pedal arteries.  These two trials were completed and results announced in 2003.  We submitted our NDA to the FDA in December 2003 and our NDA was accepted for filing by the FDA in February 2004.  In October 2004, the Company was notified by the FDA that it had extended the action date for completion of its review of MS-325 by 90 days to January 2005.  In January 2005, we received an approvable letter from the FDA for MS-325 in which the FDA requested additional clinical studies to demonstrate efficacy prior to approval.  We are continuing to evaluate and discuss with the FDA the appropriate next steps in the regulatory and clinical development of MS-325.  We also completed feasibility trials to test MS-325 in detecting coronary artery disease, in detecting breast cancer and in diagnosing female sexual arousal dysfunction.  We are co-developing MS-325 with Schering AG.

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

Our significant accounting policies are more fully described in Note 2 of the Company’s Financial Statements for the year ended December 31, 2004 and in Note 3 to the financial statements set forth in Item 1 above.  Not all significant accounting policies, however, require management to make difficult, subjective or complex judgments or estimates.  We believe that our accounting policies related to revenue recognition, research and development and employee stock compensation, as described below, require “critical accounting estimates and judgments.”

Revenue Recognition

We recognize revenues from non-refundable license fees and milestone payments not specifically tied to a separate earnings process ratably over the period during which we have substantial continuing obligations to perform services under the contract. When milestone payments are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligations associated with the payment are completed. When the period of deferral cannot be specifically identified from the contract, we estimate the period of deferral based upon our obligations under the contract.  We continually review these estimates and, if any of these estimates change, an adjustment is recorded in the period in which they become reasonably estimable.  These adjustments could have a material effect on our results of operations.  During 2004, the Company increased the estimated time period over which it will provide services under its agreement with Mallinckrodt, Inc., a subsidiary of Tyco/Mallinckrodt, from 99 months to the current estimate of 127 months as a result of FDA delays relating to MS-325 and the FDA’s approvable letter we received in January 2005 requesting additional clinical studies to demonstrate efficacy prior to approval.  We will continue to review these estimates and make appropriate adjustments as information becomes available.

Under the MS-325 program, we recognize product development revenue at the time we perform research and development activities for which Schering AG and other collaborators are obligated to reimburse us.  Product development revenues from Schering

AG are recorded net of the Company’s portion of Schering AG’s actual or most recent estimate of their MS-325 research and development costs.

We recognize product development revenue from Schering AG for the EP-2104R feasibility program as revenue proportionate to our actual cost incurred relative to our estimate of the total cost of the feasibility program.  Total estimated costs of the feasibility program are based on an evaluation of the portion of the program completed, costs incurred to date, planned program activities, anticipated program timelines and the expected future costs of the program. Adjustments to revenue are recorded if estimated costs to complete change materially from previous periods.  To the extent that our estimated costs change materially, our revenues recorded under this activity could be materially affected and such change could have a material adverse effect on our operations in future periods.  For the three months ended March 31, 2005, management increased its EP-2104R estimate to complete the feasibility program to $13.6 million from the previous estimate of $13.2 million, resulting in a reduction in product development revenue of $230,995 during the period.

Revenue under our research collaboration with Schering AG in MRI is recognized as services are provided for which Schering AG is obligated to reimburse us.

Royalty revenue is recognized based on actual revenues reported to us by Bracco Imaging S.p.A, or Bracco, and Schering AG.  Prior to the fourth quarter of 2004, we recognized royalty revenue based on royalty reports received from Bracco or on Bracco’s estimates, historical revenues and trends when royalty reports from Bracco were not available in a timely manner.  In December 2004, we were notified by Bracco that it had overstated its non-U.S. royalties to us for the period 2001 to 2004, and that Bracco would offset the amount of the overstatement against its payments to us, including those triggered by FDA approval of MultiHance® in the United States.  Although we are disputing Bracco’s position regarding the overstatement, we recognized the impact of Bracco’s claimed overstatement by reducing our 2004 royalty revenue.  In addition, because we no longer believe that we have a reasonable basis to make royalty estimates under the agreement with Bracco, we have, commencing in the fourth quarter of 2004, only recognized royalties from Bracco in the period in which royalty reports are received.

Research and Development

Research and development costs, including those associated with technology, licenses and patents, are expensed as incurred.  Research and development costs include employee salaries and related costs, third party service costs, the costs of preclinical and clinical trial supplies and consulting expenses.

In order to conduct research and development activities and compile regulatory submissions, we enter into contracts with vendors who render services over extended periods of time, generally one to three years.  Typically, we enter into three types of vendor contracts; time based, patient based or a combination thereof.  Under a time based contract, using critical factors contained within the contract, usually the stated duration of the contract and the timing of services provided, we record the contractual expense for each service provided under the contract ratably over the period during which we estimate the service will be performed.  Under a patient based contract, we first determine an appropriate per patient cost using critical factors contained within the contract, which include the estimated number of patients and the total dollar value of the contract. We then record expense based upon the total number of patients enrolled during the period.  On a quarterly basis, we review both the timetable of services to be rendered and the timing of services actually rendered. Based upon this review, revisions may be made to the forecasted timetable or to the extent of services performed, or both, in order to reflect our most current estimate of the contract.  Adjustments are recorded in the period in which the revisions are estimable.  These adjustments could have a material effect on our results of operations.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2005 and 2004

Revenues

Our revenues arise principally from our collaboration agreements with Schering AG for MS-325, EP-2104R and MRI discovery research; from license fee revenues relating to our agreements with Schering AG, Tyco/Mallinckrodt and Bracco; and from royalties related to our agreements with Bracco and Schering AG.   Revenues for the three months ended March 31, 2005 and 2004 were $2.1 million and $3.6 million, respectively.  Revenues for 2005 consisted of $1.5 million of product development revenue from Schering AG, $442,000 of royalty revenue related to the Bracco and Schering AG agreements and $166,000 of license fee revenue related to the Schering AG, Tyco /Mallinckrodt strategic collaboration and Bracco agreements.  The decrease in total revenues of $1.5 million for the three months ended March 31, 2005 compared to the same period last year was the result of lower product development, royalty and license fee revenues.  The lower product development revenue of $1.2 million resulted from both the EP-2104R and MS-325 development programs.  The reduction in royalty revenue was primarily attributed to Bracco’s revised determination of sales by affiliates made with their December 2004 royalty overpayment assertion. The lower license fee revenue was due to the change in the estimated approval date for MS-325.

Research and Development Expenses

Our research and development expenses arise from our development activities for MS-325 and EP-2104R and from our discovery research programs.   Research and development expenses for the three months ended March 31, 2005 were $5.5 million, the same amount that was reported in 2004.  A decrease in spending for the MS-325 and EP-2104R development programs during the three months ended March 31, 2005 was offset by higher spending for our research programs.

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

•              The length of time that the FDA or other regulatory authorities take to review our regulatory submissions and the length of time it takes us to respond to the FDA or other regulatory authorities’ questions can also vary widely.  In January 2005, we received an approvable letter from the FDA for MS-325 in which the FDA requested additional clinical studies to demonstrate efficacy prior to approval.  The process of obtaining agreement with the FDA for conducting necessary clinical trial studies is subject to significant uncertainties in terms of timing, costs and success.  The additional time and any other delays in the regulatory approval process could result in an increase in a delay in the commercialization or slower sales growth of our product.

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

Under our EP-2104R agreement, Schering AG has made fixed payments to us totaling approximately $9.0 million over a two year period which were intended to cover our costs of the feasibility program. The amount of expenditure necessary to execute the feasibility program, currently estimated to be $13.6 million, is subject to numerous uncertainties, which may adversely affect our cash outlay, net of Schering’s reimbursement to us.  In addition, we cannot predict whether Schering AG will exercise its option to develop EP-2104R or, if Schering AG does exercise its option, whether we will exercise our option to bear a portion of the development costs in return for an increase in our royalty rate.  If Schering AG does not exercise its option, then we would have to bear the additional cost of a clinical program to develop EP-2104R, which may adversely affect our liquidity and capital resources.  Consequently, at this time, we cannot predict the amount of additional research and development costs that we will incur with regard to the development and commercialization of EP-2104R.

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

General and Administrative Expenses

General and administrative expenses, which consist primarily of salaries, benefits, outside professional services and related costs associated with our executive, finance and accounting, business development, marketing, human resources, legal and corporate communications activities, were $2.7 million for the three months ended March 31, 2005 as compared to $2.2 million for the three months ended March 31, 2004.  The increase of $572,000 was primarily attributable to higher spending by Schering AG and by EPIX for MS-325 marketing, higher liability insurance premiums and higher corporate administration and business development costs.  General and administrative expenses also include royalties payable to Massachusetts General Hospital, or MGH, based on sales by Bracco of MultiHance®.  Royalty expenses totaled $20,000 and $31,000 for the three months ended March 31, 2005 and 2004.

Interest Income and Interest Expense

Interest income for the three months ended March 31, 2005 was $846,000 as compared to $229,000 for the three months ended March 31, 2004.  The increase of approximately $617,000 was primarily due to higher average levels of invested cash, cash equivalents and marketable securities during the period related to net proceeds from the issuance of $100.0 million convertible senior notes in June 2004.  Interest expense for the three months ended March 31, 2005 and 2004 was $911,000 and $26,000, respectively.  The increase in interest expense of $885,000 for the three months ended March 31, 2005 resulted from the issuance of convertible senior notes in June 2004 and the drawdown of the entire $15.0 million loan facility made available to us by Schering AG as part of the joint MRI research collaboration entered into in May 2003, partly offset by the reduction in the outstanding balance of interest-bearing prepaid royalties from Bracco.  The entire principal balance of the loan facility, which was $15.0 million as of March 31, 2005, plus accrued interest, was repaid in April 2005.

Provision for Income Taxes

The provision for income taxes, which represents Italian income taxes related to the Bracco agreement, was $0 for the three months ended March 31, 2005 as compared to $9,000 for the three months ended March 31, 2004.  Since all of the royalty revenue earned during the first three months ended March 31, 2005 was offset against various prepaid royalties, no withholding taxes were accrued or paid during the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity consist of cash, cash equivalents and available-for-sale marketable securities of $158.6 million at March 31, 2005 as compared to $164.4 million at December 31, 2004.  The decrease in cash, cash equivalents and available-for-sale marketable securities was primarily attributed to funding of ongoing operations.

We used approximately $6.1 million of net cash to fund operations for the three months ended March 31, 2005, which compares to $6.4 million for the same period last year.  A net loss of $6.3 million, combined with a reduction in deferred revenue of $602,000 and an increase in accounts receivables of $341,000, partly offset by an increase in accrued expenses of $891,000 accounted for the net cash used in operations during the three months ended March 31, 2005.  The reduction in deferred revenue resulted from the offsets of prepaid royalties from Bracco, plus other license fee revenue recognition related to payments from Schering, Tyco/Mallinckrodt and Bracco, which are being amortized into revenue in accordance with the requirements of SAB 104.  The increase in accounts receivables is attributed to reimbursable clinical trials and marketing activities and to higher reimbursable MRI research spending during the period.  The increase in accrued expenses is due to higher accruals for EP-2104R clinical trials and to an increase in accrued interest attributed to the senior convertible debt.  For the three months ended March 31, 2004, net cash used for operating activities of $6.4 million was primarily attributable to our net loss of $3.9 million, combined with reductions in contract advances of $895,000, deferred revenue of $883,000 and accounts payable of $670,000. A reduction in accrued expenses was offset by the issuance of common stock to Dr. Martin Prince in early January 2004 in connection with the Intellectual Property Agreement entered into in November of 2003.  Also during 2004, we received a $2.5 million milestone payment from Schering AG related to the acceptance of the filing of the NDA with the FDA for MS-325.  Immediately following this receipt, we paid Tyco/Mallinckrodt $2.5 million in recognition of the same milestone.  These payments were offset in the Company’s Statements of Operations, resulting in no impact on revenues, expenses or net loss.

Our investing activities resulted in net cash provided of $1.8 million for the three months ended March 31, 2005 as compared to net cash used of $1.6 million for the same period last year.  During the three months ended March 31, 2005, we sold or redeemed available-for-sale marketable securities of $19.4 million, partly offset by the cash used to purchase $17.5 million of available-for-sale marketable securities that was primarily funded from the rollover of securities within our portfolio.  During the same period in 2004, we purchased $10.7 million of available-for-sale marketable securities, which was partly offset by the redemption of available-for-sale marketable securities of $10.0 million.  Other investing activities included capital expenditures of $158,000 for the three months ended March 31, 2005 as compared to $983,000 for the same period last year.  The higher capital expenditures in 2003 were primarily attributed to leasehold improvements and to the acquisition of equipment, including lab equipment, computer equipment and software, related to the refurbishment of our laboratory space.

Cash provided by financing activities was $437,000 for the three months ended March 31, 2005.  The primary sources of financing during the three months ended March 31, 2005 came from the drawdown of the loan facility of $15.0 million with Schering, which was outstanding at March 31, 2005 and proceeds from stock option exercises of $437,000.  Also during this period, we repaid $15.0 million on our loan facility with Schering AG, which was outstanding at December 31, 2004.  During the three months ended March 31, 2004, we received net proceeds of $2.2 million from stock option exercises.  In addition, we cumulatively borrowed $7.5 million and repaid $7.5 million during the three months ended March 31, 2004 on our loan facility with Schering AG.

We currently receive quarterly cash payments from Schering AG for their share of development costs of MS-325 and for their share of research costs on our joint MRI research collaboration. We also receive monthly interest income on our cash, cash equivalents and available-for-sale marketable securities.  We also receive quarterly royalty payments from Bracco for a portion of the royalty revenue actually earned from the sales of MultiHance®.  In December 2004, Bracco asserted that it had overstated non-U.S. royalties to us for the period 2001 to 2004 and that it had offset the amount of the overstatement against its payment to us, including those triggered by FDA approval of MultiHance® in the United States.  Although we are disputing Bracco’s position, we recognized the impact of Bracco’s claimed overstatement by reducing 2004 royalty revenues.  Other potential cash inflows include: a milestone payment of $1.3 million from Schering AG, which is dependent on the FDA’s approval of MS-325, and up to $22.0 million in additional milestone payments from Schering AG as well as our share of the profits earned on sales of MS-325 worldwide.  Additional future cash flows from our EP-2104R collaboration with Schering AG of up to $15 million depend on the successful completion of the EP-2104R feasibility program, on Schering AG’s decision to exercise its development option and on the success of further development, regulatory and commercialization work by Schering AG.  Additional future cash flows from our MRI research collaboration with Schering AG depend on the success of the research program and the success of further development, regulatory and commercialization activities with respect to any products generated.  Pursuant to the License Agreement between the Company and Schering AG, the Company is entitled to a worldwide royalty on sales of certain Schering AG products covered by the agreement.

Known outflows, in addition to our ongoing research and development and general and administrative expenses, include the semi-annual royalties that we owe to MGH on sales by Bracco of MultiHance®; a milestone payment of $2.5 million owed to Tyco/Mallinckrodt, which is dependent on the FDA’s approval of MS-325; a share of profits due Tyco/Mallinckrodt on sales of MS-325 worldwide; a royalty to Daiichi on sales of MS-325 in Japan and a royalty due MGH on our share of the profits of MS-325 worldwide.  We will also be required to repay Bracco any unearned prepaid royalties, which equals $1.3 million at March 31, 2005, upon termination of our license agreement with Bracco.

Based on our current plans, expense rates, targeted timelines and our view regarding acceptance of MS-325 in the marketplace, we estimate that cash, cash equivalents and marketable securities on hand as of March 31, 2005 will be sufficient to fund our operations until we turn cash flow positive.  If we consider other opportunities or change our planned activities, we may require additional funding.  As of March 31, 2005, we had outstanding the entire balance of our $15.0 million loan facility available from Schering AG as part of our MRI research collaboration.  We repaid the entire $15.0 million loan, plus accrued interest, in April 2005, but expect to redraw the $15.0 million loan as needed.  We expect to be able to redraw the $15.0 million from the Schering AG loan facility, of which $7.5 million can be redrawn until May 2007 and the remaining $7.5 million until May 2008, but could be unable to redraw under the terms of the loan if we fail to meet certain covenants or conditions precedent in the loan.  As of March 31, 2005, we were in compliance with the covenants of the loan facility.  If holders of our convertible senior notes require redemption of the notes, we may be required to repay $100.0 million in June 2011.  Our future liquidity and capital requirements will depend on numerous factors, including the following: the progress and scope of clinical trials; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both U.S. and foreign governmental approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the extent to which our products, if any, gain market acceptance; the timing and costs of product introductions; the extent of our ongoing and new research and development programs; the costs of training physicians to become proficient with the use of our potential products; and, if necessary, once regulatory approvals are received, the costs of developing marketing and distribution capabilities.

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

We have not entered into any material contractual obligations since the presentation of our table of Contractual Obligations as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Certain Factors That May Affect Future Results of Operations

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the uncertainties associated with pre-clinical studies and clinical trials; our lack of product revenues; our history of operating losses and accumulated deficit; our lack of commercial manufacturing experience and commercial sales, distribution and marketing capabilities; reliance on suppliers of key materials necessary for production of our products and technologies; the potential development by competitors of competing products and technologies; our dependence on existing and potential collaborative partners, and the lack of assurance that we will receive any funding under such relationships to develop and maintain strategic alliances; the lack of assurance regarding patent and other protection for our proprietary technology; governmental regulation of our activities, facilities, products and personnel; the dependence on key personnel; uncertainties as to the extent of reimbursement for the costs of our potential products and related treatments by government and private health insurers and other organizations; the potential adverse impact of government-directed health care reform; the risk of product liability claims; and economic conditions, both generally and those specifically related to the biotechnology industry. As a result, our future development efforts involve a high degree of risk.  For further information, refer to the more specific risks and uncertainties discussed below or throughout the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

We currently have no products for sale and we cannot guarantee that we will ever have marketable products. MS-325 and EP-2104R are currently our only product candidates that have undergone human clinical trials and we cannot be certain that any of our other development projects will yield a product candidate suitable for substantial human clinical testing. As a result, our initial revenues and profits from commercial sales of our products, if any, will be derived from sales of MS-325. In January 2005, we received an approvable letter from the FDA for MS-325 in which the FDA requested additional clinical studies to demonstrate efficacy prior to approval.  In its approvable letter, the FDA indicated that its principal questions relate to the non-contrast MRA comparator scans used in the Phase III trials and to the statistical treatment of uninterpretable scans.  We are continuing our dialogue with the FDA in order to determine the next steps we will need to take in the regulatory pathway for MS-325.  Although we remain confident in the safety and efficacy profile of MS-325, the approval, timeliness of approval or labeling of MS-325 are subject to significant uncertainties related to a number of factors including the process of reaching agreement with the FDA on the clinical data and on any clinical trial protocol required for regulatory approval of MS-325, the timing and process of conducting any clinical studies required, obtaining the desired outcomes of any required clinical trials and the FDA’s review process and conclusions regarding any additional MS-325 regulatory submissions.  We cannot assume that we will be able to reach agreement with the FDA on the design or clinical endpoints required for additional clinical studies.  Further, we cannot assume that any such agreed upon clinical trials will be feasible for us to conduct or whether such trials will be completed in a commercially reasonable timeframe, if at all.  Any further clinical trials that are required could take several years to complete.  If MS-325 fails to achieve regulatory approval and market acceptance, and if we do not succeed in bringing any of our other product candidates to human clinical trials and achieve regulatory approval and market acceptance for them, our business will fail, and as a result, you may lose all or part of your investment.

To date, we have received revenues from payments made under licensing, royalty arrangements, and product development and marketing agreements with strategic collaborators. In particular, our revenue for the three months ended March 31, 2005 was $2.1 million and consisted of $1.5 million from the product development portion of our collaboration agreements with Schering AG for MS-325, EP-2104R and MRI research; $442,000 from the royalty agreements with Bracco and Schering AG and $166,000 of license fee revenue related to the strategic collaboration agreements for the development, manufacturing and marketing of MS-325 with Schering AG and Tyco/Mallinckrodt and patent licensing with Bracco. In addition to these sources of revenue, we have financed our operations to date through public stock and debt offerings, private sales of equity securities and equipment lease financings.

Although we are currently in compliance with the terms of our collaboration and licensing agreements, the revenues derived from them are subject to fluctuation in timing and amount. We may not receive anticipated revenue under our existing collaboration or licensing agreements, these agreements may be subject to disputes and, additionally, these agreements may be terminated upon certain circumstances. Therefore, to achieve profitable and sustainable operations, we, alone or with others, must successfully develop, obtain regulatory approval for, introduce, market and sell products. We may not receive revenue from the sale of any of our product candidates for the next several years because we may not:

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

Our future financial results are uncertain. We have experienced significant losses since we commenced operations in 1992. Our accumulated net losses as of March 31, 2005 were approximately $161.6 million. These losses have primarily resulted from expenses associated with our research and development activities, including pre-clinical and clinical trials, and general and administrative expenses. We anticipate that our research and development expenses will remain significant in the future and we expect to incur losses over at least the next three years as we continue our research and development efforts, pre-clinical testing and clinical trials and as we implement manufacturing, marketing and sales programs. In particular, we may be required to conduct additional clinical trials in order to achieve FDA approval of MS-325, which trials would be expensive and which could contribute to our continuing to incur losses beyond the next three years.  As a result, we cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the timeframe expected by investors, the market price of our common stock may decline and consequently our business may not be sustainable.

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

Based on our current plans, expense rates, targeted timelines and our view regarding acceptance of MS-325 in the marketplace, we estimate that cash, cash equivalents and marketable securities on hand as of March 31, 2005 will be sufficient to fund our operations until we turn cash flow positive. If we consider other opportunities or change our planned activities, we may require additional funding. As of March 31, 2005, we had outstanding the entire $15.0 million loan facility available from Schering AG as part of our MRI research collaboration. We repaid the $15.0 million loan, plus accrued interest, in April 2005.  We expect to redraw the $15.0 million loan as needed, but could be unable to draw under the terms of the loan if we fail to meet certain covenants or conditions precedent in the loan.

We have a limited manufacturing capability and we intend to outsource manufacturing of MS-325 to third parties, who may not perform as we expect.

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

Although MRI hardware and software is sufficient for the evaluation of non-coronary vascular disease, which is our initial target indication, we believe that the technology is not as advanced for cardiac applications, which may be our next clinical development target. Our initial NDA filing for MS-325 is related to non-coronary vascular disease. Imaging sequences on scanners currently allow for the use of MS-325-enhanced MRA for diagnosing non-coronary vascular disease, our lead indication. Based on feasibility studies we completed in 2001, however, the imaging technology available for cardiac applications, including coronary angiography and cardiac perfusion imaging, was not developed to the point where there was clear visualization of the cardiac region due to the effects of motion from breathing and from the beating of the heart. In 2004, we initiated Phase II feasibility studies of MS-325 for cardiac indications using available software and hardware that can be adapted for coronary and cardiac perfusion data acquisition. We have collaborated with a number of leading academic institutions and GE Healthcare, Siemens Medical Systems and Philips Medical Systems to help optimize cardiac imaging with MS-325. While significant progress has been made in developing these clinical applications for cardiac imaging, we do not know when, or if, these techniques will enable MS-325 to provide clinically relevant images in cardiac indications. If MRI device manufacturers are not able to enhance their scanners to perform clinically useful cardiac imaging, we will not be able to complete our development activities of

MS-325 for that application, thereby reducing the potential market for a product in this area.

Our competitors may have greater financial resources, superior products or product candidates, manufacturing capabilities and/or marketing expertise, and we may not be able to compete with them successfully.

Medical technology is subject to intense competition and rapid technological change. We have many competitors, including pharmaceutical, biotechnology and chemical companies, a number of which, including our strategic partners, are actively developing and marketing products that could compete with our product candidates. Specifically, although there are no MRI contrast agents that are FDA-approved for vascular imaging, there are a number of general use MRI agents approved for other clinical applications in the U.S. and certain foreign markets that are likely to compete with MS-325, if MS-325 is approved for MRA. Collectively, these general use agents are referred to as “extracellular” agents and include: Magnevist® and Gadovist® by Schering AG, Dotarem® by Guerbet, S.A., Omniscan® by GE Healthcare, ProHance® and MultiHance® by Bracco and OptiMark® by Tyco/Mallinckrodt. Extracellular agents are broadly accepted in the market as general use MRI agents. None of these agents is currently approved by the FDA for MRA, but their use in applications outside of the primary indication described in the product labeling is increasing and could present significant adoption hurdles for MS-325 if such uses become entrenched in the marketplace. Additionally, we believe that some of these general use agents are in clinical trials for an MRA indication. However, these general use agents are not specifically designed for vascular imaging, and because they “leak” out of the blood vessels into the extracellular space, they do not provide the extended imaging window associated with MS-325. In addition, we are aware of five agents that are under clinical development for use with MRA: Schering AG’s Gadomer and SHU555C, Guerbet’s Vistarem®, Bracco’s B-22956/1 and Advanced Magnetics’ Code 7228. Public information on the status of clinical development and performance characteristics for these agents is limited. However, many of these competitors have substantially greater capital and other resources than we do and may represent significant competition for us. These companies may succeed in developing technologies and products that are more effective or less costly than any of those that we may develop. In addition, these companies may be more successful than we are in developing, manufacturing and marketing products.

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

	Advantages	Disadvantages

MRI	• Three-dimensional images	• Requires high level of training
	• Minimally-invasive	• Inadvisable for patients with cardiac pacemakers
	• Favorable safety profile	• Less widely available
• High quality images

CT Angiography	• Rapid and easy data acquisition	• Radiation
• Varying levels of toxicity
• Calcium and bone artifacts
• Time consuming post-processing

DSA (X-ray angiography)	• Significant clinical experience	• Invasive
	• Opportunity to treat in same procedure	• Radiation
	• Highest resolution	• Varying levels of toxicity
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

In addition, we rely on certain of our collaborators, such as GE Healthcare, Siemens Medical Systems and Philips Medical Systems, to develop software that can be used to enhance or suppress veins or arteries from MS-325-enhanced MRA images. Although not required for clinical use of MS-325, the ability to separate veins from arteries using MS-325-enhanced MRA may be useful to clinicians in reading MS-325-enhanced images for the evaluation of vascular disease. Therefore, if our collaborators do not develop or implement the required software successfully, some clinicians may not be able to easily interpret the information provided from MS-325-enhanced images and therefore may not be inclined to use the product. Our inability to market MS-325 successfully to clinicians would have a material adverse effect on our business.

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

The protection of our proprietary technologies is material to our business prospects. We pursue patents for our product candidates in the U.S. and in other countries where we believe that significant market opportunities exist. We own or have an exclusive license to patents and patent applications on aspects of our core technology as well as many specific applications of this technology. Specifically, patents and patent applications related to our core technology consist of two U.S. patents that are exclusively licensed to us from MGH as well as their counterpart patents and applications in foreign countries; eight U.S. patents and their counterpart patents and applications in certain foreign countries that we own; 20 U.S. patent applications as well as their counterpart patents and applications in certain foreign countries and five U.S. provisional patent applications. One of our issued patents covers aspects of the process by which MS-325 is manufactured. Another issued patent covers the MS-325 composition of matter. Three of our patents cover certain methods of imaging with MS-325. We have eight patent applications relating to EP-2104R, fibrin binding peptides and methods of imaging. Even though we hold these patents and have made these patent applications, because the patent positions of pharmaceutical and biopharmaceutical firms, including ours, generally include complex legal and factual questions, our patent position remains uncertain. For example, because most patent applications are maintained in secrecy for a period after filing, we cannot be certain that the named applicants or inventors of the subject matter covered by our patent applications or patents, whether directly owned or licensed to us, were the first to invent or the first to file patent applications for such inventions. Third parties may oppose, challenge, infringe upon, circumvent or seek to invalidate existing or future patents owned by or licensed to us. A court or other agency with jurisdiction may find our patents invalid, not infringed or unenforceable and we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future. Even if we have valid patents, these patents still may not provide sufficient protection against competing products or processes. If we are unable to successfully protect our proprietary methods and technologies, or if our patent applications do not result in issued patents, we may not be able to prevent other companies from practicing our technology and, as a result, our competitive position may be harmed.

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

In addition, we may encounter unanticipated delays or significant costs in our efforts to secure necessary approvals.  In October 2004, we were notified by the FDA that it had extended the action date for completion of its review of the MS-325 NDA by 90 days, to

January 2005. In January 2005, we received an approvable letter from the FDA for MS-325 in which the FDA requested additional clinical studies to demonstrate efficacy prior to approval.  In its approvable letter, the FDA indicated that its principal questions related to the non-contrast MRA comparator scans used in the Phase III trials and to the statistical treatment of uninterpretable scans.  We are continuing our dialogue with the FDA in order to determine the next steps we will need to take in the regulatory pathway for MS-325.  Although we remain confident in the safety and efficacy profile of MS-325, the approval, timeliness of approval or labeling of MS-325 are subject to significant uncertainties related to a number of factors, including the process of reaching agreement with the FDA on the clinical data and on any clinical trial protocol required for regulatory approval of MS-325, the timing and process of conducting any clinical studies required, obtaining the desired outcomes of any required clinical trials and the FDA’s review process and conclusions regarding any additional MS-325 regulatory submissions.  We cannot assume that we will be able to reach agreement with the FDA on the design or clinical endpoints required for additional clinical studies.  Further, we cannot assume that any such agreed upon clinical trials will be feasible for us to conduct or whether such trials will be completed in a commercially reasonable timeframe, if at all.  Any further clinical trials that are required could take several years to complete.  We may not obtain regulatory approval, even after the performance of clinical trials and the passage of time and the expenditure of such resources, for MS-325 or any other product candidates that we develop. Our analysis of data obtained from pre-clinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent FDA regulatory approval.  In addition, the FDA may require us to modify our future clinical trial plans or to conduct additional clinical trials in ways that we cannot currently anticipate, resulting in delays in our obtaining regulatory approval.  Delays in obtaining government regulatory approval could adversely affect our marketing as well as our ability to generate significant revenues from commercial sales.

Future U.S. legislative or administrative actions also could prevent or delay regulatory approval of our product candidates. Even if we obtain regulatory approvals, they may include significant limitations on the indicated uses for which we may market a product. A marketed product also is subject to continual FDA and other regulatory agency review and regulation. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Further, many academic institutions and companies conducting research and clinical trials in the MRI contrast agent field are using a variety of approaches and technologies. If researchers obtain any adverse results in pre-clinical studies or clinical trials, it could adversely affect the regulatory environment for MRI contrast agents in general. In addition, if we obtain marketing approval, the FDA may require post-marketing testing and surveillance programs to monitor the product’s efficacy and side effects. Results of these post-marketing programs may prevent or limit the further marketing of the monitored product. If we cannot successfully market our products, we will not generate sufficient revenues to achieve or maintain profitability.

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

During the quarter ended March 31, 2005, the closing price of our common stock ranged from $17.39 to $6.89. The last reported closing price for our common stock on March 31, 2005 was $7.00. If our stock price declines significantly, we may be unable to raise additional capital. Significant declines in the price of our common stock could also impede our ability to attract and retain qualified employees and reduce the liquidity of our common stock.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of similarly staged companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company’s securities, shareholders have often brought class action securities litigation against that company. Such litigation could result in substantial costs and a diversion of management’s attention and resources.  On January 27, 2005, a securities class action was filed in U.S. District Court for the District of Massachusetts against the Company and certain of its officers on behalf of persons who purchased the Company’s common stock between July 10, 2003 and January 14, 2005. The complaint alleges that the defendants violated the Securities Exchange Act of 1934 by issuing a series of materially false and misleading statements to the market throughout the class period, which statements had the effect of artificially inflating the market price of the Company’s securities. After this initial complaint was filed, other similar actions were filed against the Company and the same officers in the United States District Court for the District of Massachusetts. One of these later-filed complaints purports to be brought on behalf of persons who purchased the Company’s common stock between March 18, 2002 and January 14, 2005.

We intend to vigorously contest these lawsuits and believe that we and the other named defendants have highly meritorious defenses to the allegations made in these lawsuits.

We are not presently able to estimate the potential losses, if any, related to these lawsuits.

We have significantly increased our leverage as a result of the sale of our 3.00% Convertible Senior Notes due 2024.

In connection with the sale of our 3.00% Convertible Senior Notes due 2024, we have incurred new indebtedness of $100.0 million.  The amount of our indebtedness could, among other things:

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would result in a decrease in the fair market value of our total portfolio of approximately $95,000, and an increase of approximately $95,000, respectively, at March 31, 2005.

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

(b) Changes in Internal Controls.  There were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 27, 2005, a securities class action was filed in U.S. District Court for the District of Massachusetts against the Company and certain of its officers on behalf of persons who purchased the Company’s common stock between July 10, 2003 and January 14, 2005. The complaint alleges that the defendants violated of the Securities Exchange Act of 1934 by issuing a series of materially false and misleading statements to the market throughout the class period, which statements had the effect of artificially inflating the market price of the Company’s securities. After this initial complaint was filed, other similar actions were filed against the Company and the same officers in the United States District Court for the District of Massachusetts. One of these later-filed complaints purports to be brought on behalf of persons who purchased the Company’s common stock between March 18, 2002 and January 14, 2005.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended March 31, 2005.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-30531) and incorporated herein by reference.
3.2

Certificate of Amendment of Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-21863) and incorporated herein by reference.

3.3

Certificate of Amendment of Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 000-21863) and incorporated herein by reference.

3.4	Form of Amended and Restated By-Laws of the Company. Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-30531) and incorporated herein by reference.
4.1	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333- 17581) and incorporated herein by reference.
4.2

Indenture dated as of June 7, 2004 between the Company and U.S. Bank National Association as Trustee, relating to 3% Convertible Senior Notes due June 15, 2024. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 7, 2004 (File No. 000-21863) and incorporated herein by reference.

10.1	Named Executive Officer Bonus Awards and Plans. Filed herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Michael D. Webb.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Peyton J. Marshall.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIX Pharmaceuticals, Inc.

Date: May 9, 2005	By:	/s/ PEYTON J. MARSHALL, Ph.D.

Peyton J. Marshall, Ph.D.
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)