Form 10-Q
period 2005-06-30
EPIX Pharmaceuticals, Inc.
filed 2005-08-05
CIK 1027702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 29, 2005, 23,273,035 shares of the registrant’s Common Stock, $.01 par value per share, were issued and outstanding.

EPIX Pharmaceuticals, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

EPIX PHARMACEUTICALS, INC.

BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$74,318,112	$73,364,538
Available-for-sale marketable securities	77,107,458	91,075,630
Accounts receivable	361,609	322,546
Prepaid expenses and other assets	764,374	585,138
Total current assets	152,551,553	165,347,852
Property and equipment, net	2,630,883	2,490,804
Other assets	3,212,827	3,448,270
Total assets	$158,395,263	$171,286,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,078,226	$938,498
Accrued expenses	4,428,126	4,218,834
Contract advances	6,921,611	6,150,013
Loan payable to strategic partner	15,000,000	15,000,000
Deferred revenue	1,424,598	2,387,882
Total current liabilities	28,852,561	28,695,227
Deferred revenue	877,934	1,209,725
Convertible debt	100,000,000	100,000,000
Commitments and Contigencies	—	—
Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 23,267,134 and 23,190,154 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	232,671	231,900
Additional paid-in-capital	197,245,429	196,730,731
Accumulated deficit	(168,685,413)	(155,333,774)
Accumulated other comprehensive loss	(127,919)	(246,883)
Total stockholders’ equity	28,664,768	41,381,974
Total liabilities and stockholders’ equity	$158,395,263	$171,286,926

See accompanying notes.

EPIX PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenues:
Product development revenue	$314,026	$1,962,067	$1,789,845	$4,613,992
Royalty revenue	578,321	1,009,062	1,022,610	1,697,515
License fee revenue	165,896	275,175	331,792	558,463
Total revenues	1,058,243	3,246,304	3,144,247	6,869,970
Operating expenses:
Research and development	5,637,426	5,073,265	11,170,577	10,586,532
General and administrative	2,570,535	3,119,630	5,314,240	5,291,606
Total operating expenses	8,207,961	8,192,895	16,484,817	15,878,138
Operating loss	(7,149,718)	(4,946,591)	(13,340,570)	(9,008,168)
Interest income	950,610	281,807	1,796,511	510,623
Interest expense	(896,976)	(273,231)	(1,807,580)	(299,030)
Loss before provision for income taxes	(7,096,084)	(4,938,015)	(13,351,639)	(8,796,575)
Provision for income taxes	—	20,947	—	29,666

Net loss	$(7,096,084)	$(4,958,962)	$(13,351,639)	$(8,826,241)

Weighted average shares:
Basic and diluted	23,257,197	22,818,822	23,242,022	22,809,131

Net loss per share, basic and diluted	$(0.31)	$(0.22)	$(0.57)	$(0.39)

See accompanying notes.

EPIX PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2005	2004

Operating activities:
Net loss	$(13,351,639)	$(8,826,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	538,642	440,812
Stock compensation expense	3,419	—
Changes in operating assets and liabilities:
Accounts receivable	(39,063)	(543,257)
Prepaid expenses and other current assets	(179,236)	(453,965)
Other assets	235,443	5,108
Accounts payable	139,728	(1,269,836)
Accrued expenses	209,292	(759,680)
Contract advances	771,598	1,080,477
Deferred revenue	(1,295,075)	(1,957,415)
Net cash used in operating activities	(12,966,891)	(12,283,997)
Investing activities:
Purchases of marketable securities	(42,678,695)	(53,600,597)
Sale or redemption of marketable securities	56,765,831	15,563,793
Purchases of fixed assets	(678,721)	(1,379,518)
Net cash provided by (used in) investing activities	13,408,415	(39,416,322)
Financing activities:
Proceeds from loan payable from strategic partner	30,000,000	22,500,000
Repayment of loan payable to strategic partner	(30,000,000)	(15,000,000)
Net proceeds from issuance of convertible debt	—	96,400,000
Proceeds from stock options	441,751	3,507,583
Proceeds from Employee Stock Purchase Plan	70,299	126,702
Net cash provided by financing activities	512,050	107,534,285
Net increase in cash and cash equivalents	953,574	55,833,966
Cash and cash equivalents at beginning of period	73,364,538	36,658,557
Cash and cash equivalents at end of period	$74,318,112	$92,492,523

Supplemental cash flow information:
Cash paid for interest	$1,581,889	$60,068
Cash paid for taxes	$—	$17,007

Supplemental disclosure of noncash financing and investing activities:
Issuance of common stock in connection with Intellectual Property Agreement	$—	$2,339,040

See accompanying notes.

EPIX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business

EPIX Pharmaceuticals, Inc. (“EPIX” or the “Company”), formerly known as EPIX Medical, Inc., is developing targeted contrast agents both to improve the capability and expand the use of magnetic resonance imaging (“MRI”) as a tool for diagnosing human disease. The Company’s lead product under development, VasovistTM (“or MS-325”), is an injectable contrast agent specifically designed for vascular imaging using magnetic resonance angiography (“MRA”) to diagnose atherosclerotic disease, including non-coronary vascular disease and coronary artery disease.  In December 2003 the Company submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for VasovistTM.  In June 2004, the Company’s collaboration partner, Schering Aktiengesellschaft (“Schering AG”), submitted the Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMEA”).  In January 2005, the Company received an approvable letter from the FDA for VasovistTM in which the FDA requested additional clinical studies prior to approval.  In May 2005, the Company submitted a response to the FDA approvable letter, which was accepted by the FDA as a complete response in June 2005.  In June 2005, the European Committee for Medicinal Products for Human Use (“CHMP”) recommended granting European Union (“EU”) marketing authorization for VasovistTM.  VasovistTM is being co-developed by EPIX and Schering AG.  The Company is also collaborating with Schering AG on the development of its second drug candidate, EP-2104R, for detecting human thrombus, or blood clots, using MRI.  This compound entered Phase II clinical trials in April 2005.  In July 2005, the Company announced that it would be amending its Phase II proof-of-concept clinical trial protocols for EP-2104R to include additional patient safety monitoring based on a review by the FDA of data from a 14-day, repeat dose preclinical toxicology study.  The additional patient monitoring in the Phase II trials is expected to extend the timeline and increase the costs for EP-2104R development.  The Company is also collaborating with Schering AG in a joint research program for the discovery of novel MRI product candidates for clinical development.

2.  Basis of Presentation

The unaudited condensed financial statements of EPIX have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“the Commission”). Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of the interim periods ended June 30, 2005 are not necessarily indicative of the results expected for the full fiscal year.

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

3.  Significant Accounting Policies

Revenue

Product development revenue

In June 2000, the Company entered into a strategic collaboration agreement with Schering AG, whereby each party to the agreement shares equally in VasovistTM development costs and U.S. operating profits and the Company will receive royalties related to non-U.S. sales.  The Company recognizes product development revenue at the time it performs research and development activities for which Schering AG and other collaborators are obligated to reimburse the Company.  Product development revenues from Schering AG are recorded net of the Company’s portion of Schering AG’s actual or most recent estimate of their VasovistTM research and development costs.

In May 2003, the Company entered into a development agreement with Schering AG for EP-2104R and a collaboration agreement with Schering AG for MRI research. Under the EP-2104R development agreement, Schering AG has made fixed payments to the Company totaling approximately $9.0 million over two years, which began in the second quarter of 2003, to cover a portion of the Company’s expenditures in the feasibility program.  The Company recognizes reimbursement from Schering AG for the EP-2104R feasibility program, as revenue proportionate to actual cost incurred relative to expected total program costs.  Total estimated costs of the feasibility program are based on management’s assessment of costs to complete the program based upon an evaluation of the portion of the program completed, costs incurred to date and expected future costs of the program.  To the extent that estimated costs to complete the feasibility program change materially from previous periods, adjustments to revenue will be recorded.  In July 2005, the Company announced that it would be amending its Phase II proof-of-concept clinical trial protocols for EP-2104R to include additional patient safety monitoring based on a review by the FDA of data from a 14-day, repeat dose preclinical toxicology study.  The additional patient monitoring in the Phase II trials is expected to extend the timeline and increase the costs for EP-2104R development.  Because of the amendment, management increased its EP-2104R estimated cost-to-complete the feasibility program to $16.1 million during the three months ended June 30, 2005 from its previous estimate of $13.6 million, resulting in a reduction in product development revenue of $1.2 million for the second quarter of 2005.  In March 2005, management had increased its EP-2104R estimate to complete the feasibility program, resulting in a reduction of product development revenue of $230,995 in the first quarter of 2005.  Revenue under the MRI research collaboration is recognized at the time services are provided for and which Schering AG is obligated to reimburse the Company.

Payments received by the Company from Schering AG in advance of EPIX performing research and development activities are recorded as contract advances.

Royalty revenue

The Company earns royalty revenues pursuant to its sub-license on certain of its patents to Bracco Imaging S.p.A. (“Bracco”). Royalty revenues are recognized based on actual revenue as reported by Bracco to the Company.  Prior to the fourth quarter of 2004, the Company recognized royalty revenues based on royalty reports received from Bracco or on Bracco’s estimates, historical revenues and trends when royalty reports from Bracco were not available in a timely manner.  In December 2004, the Company was notified by Bracco that Bracco had overstated its non-U.S. royalties to the Company for the period 2001 to 2004, and that Bracco would offset the amount of the overstatement against its payments to the Company, including those triggered by FDA approval of MultiHance® in the U.S.  Although the Company is disputing Bracco’s position regarding the overstatement, the Company recognized the impact of Bracco’s claimed overstatement by reducing its 2004 royalty revenue.  In addition, because the Company no longer believes that it has a reasonable basis to make royalty estimates under the agreement with Bracco, it has, commencing in the fourth quarter of 2004, only recognized royalties from Bracco in the period in which royalty reports are received.

 In connection with the execution of the sub-licensing arrangement in September 2001, Bracco made a $4.0 million refundable advance royalty payment to the Company, which was accounted for as deferred revenue.   When royalty revenue is earned, it is offset against the $4.0 million refundable advance royalty. At June 30, 2005, the remaining balance of the refundable advance royalty was $797,000.

Massachusetts General Hospital (“MGH”) owns the patents that are the subject of the Company’s agreement with Bracco and has exclusively licensed those patents to the Company, which have in turn been sub-licensed to Bracco by the Company.  The Company owes MGH a percentage of all royalties received from its sub-licenses.  Royalties owed to MGH, which totaled $45,981 and $76,388 for the six months ended June 30, 2005 and 2004, respectively, are classified as general and administrative expenses in the Statements of Operations.

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

As part of the strategic collaboration agreement the Company entered into with Schering AG in 2000, the Company granted Schering AG an exclusive license to co-develop and market VasovistTM worldwide, exclusive of Japan.  Later in 2000, the Company amended this strategic collaboration agreement to grant Schering AG exclusive rights to develop and market VasovistTM in Japan, with the Company receiving a $3.0 million license fee from Schering AG.  This license fee was included in deferred revenue and is being recorded as revenue ratably from the time of the payment until anticipated approval in Japan.  We will continue to review this estimate and make appropriate adjustments as information becomes available.

Pursuant to a collaboration agreement with Mallinckrodt, Inc, a subsidiary of Tyco/Mallinckrodt, the Company recorded $4.4 million of deferred revenue that is being recorded as revenue ratably from the time of payment until anticipated approval of VasovistTM in the U.S.  The Company will continue to review this estimate and make appropriate adjustments as information is available.

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

Loss per Share

Basic and diluted net loss per share are computed using the weighted-average number of common shares outstanding during the period.  For the three and six months ended June 30, 2005 and 2004, the Company was in a net loss position and, therefore, the basic and diluted net loss per share are the same.  Basic net loss per share excludes any dilutive effect from outstanding stock options and awards and from the conversion of convertible senior notes.

Common stock potentially issuable but excluded from the calculation of dilutive net loss per share for the three and six months ended June 30, 2005 and 2004 because their inclusion would have been antidilutive consisted of the following:

	2005	2004
Stock options and awards	3,846,979	3,611,666
Shares issuable on conversion of 3% Convertible Senior Notes	3,359,090	3,359,090

	7,206,069	6,970,756

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains or losses on the Company’s available-for-sale marketable securities.  The Company’s comprehensive loss for the three months ended June 30, 2005 and 2004 amounted to $7.0 million and $5.3 million, respectively, and for the six months ended June 30, 2005 and 2004 amounted to $13.2 million and $9.1 million, respectively.

Employee Stock Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), in accounting for its stock-based compensation plans under the intrinsic value method, rather than the alternative fair value accounting method provided for under SFAS No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123(R)”).  Under APB 25, because the exercise price of the Company’s employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net loss - as reported	$(7,096,084)	$(4,958,962)	$(13,351,639)	$(8,826,241)
Add: employee stock-based compensation included in net loss as reported	—	—	—	—
Less: pro forma adjustment for stock-based compensation	(1,448,039)	(1,604,435)	(2,535,848)	(2,717,344)

Net loss - pro forma	$(8,544,123)	$(6,563,397)	$(15,887,487)	$(11,543,585)

Net loss per share
As reported	$(0.31)	$(0.22)	$(0.57)	$(0.39)

Pro forma	(0.37)	(0.29)	(0.68)	(0.51)

The weighted-average fair value of stock options granted during the three months ended June 30, 2005 and 2004 was $5.58 and $18.89, per share, respectively, and for the six months ended June 30. 2005 and 2004 was $5.55 and $16.04, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Options		ESPP
	Three Months Ended June 30,
	2005	2004	2005	2004

Expected life of option (years)	6.7	7.4	0.5	0.5
Expected stock price volatility	0.83	0.86	0.83	0.86
Weighted average risk-free interest rate	3.89%	3.93%	3.12%	1.01%

	Six Months Ended June 30,
	2005	2004	2005	2004

Expected life of option (years)	6.9	7.3	0.5	0.5
Expected stock price volatility	0.84	0.86	0.83	0.86
Weighted average risk-free interest rate	3.72%	3.12%	3.12%	1.01%

Because options vest over several years and the Company expects to grant options in future years, the above pro forma results of applying the provisions of FAS 123(R) are not necessarily indicative of the pro forma results in future years.

4.  Loan Payable to Strategic Partner

In May 2003, the Company entered into a Non-Negotiable Note and Security Agreement (the “Loan Agreement”) with Schering AG under which the Company is eligible to borrow up to a total of $15.0 million.  The Loan Agreement carries a variable, market-based interest rate, which was 10.25% and 9.25% at June 30, 2005 and December 31, 2004, respectively.  The entire $15.0 million amount under the Loan Agreement was available and drawn as of June 30, 2005.  The entire outstanding balance of $15.0 million, plus accrued interest, was repaid to Schering AG in July 2005.  Of the $15.0 million available under the Loan Agreement, $7.5 million is available to be redrawn by the Company until May of 2007 and the remaining $7.5 million is available to be redrawn until May 2008, subject to specified conditions and covenants contained in the Loan Agreement, including a commitment to maintain cash and cash equivalents of at least $2.0 million.  The Company was in compliance with such covenants at June 30, 2005 and December 31, 2004, respectively.  Any outstanding balance under the Loan Agreement is repayable beginning in May 2007 and there is no penalty for prepayment.  The Loan Agreement is secured by a first priority security interest in certain of the Company’s intellectual property. The carrying value of the loan balance approximated fair value due to its variable interest rate.

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

In connection with the issuance of the senior notes, we incurred $3.65 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees.  The costs are being amortized as interest expense using the effective interest method over the term from issuance through the first date that the holders are entitled to require repurchase of the senior notes (June 2011). Amortization of the issuance costs for the three months ended June 30, 2005 and 2004 were $120,582 and $27,821, respectively, and for the six months ended June 30, 2005 and 2004 were $235,443 and $27,821, respectively.

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

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

•      A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123(R) for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

•      A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has not yet determined which method it will use.

6.  Recent Accounting Pronouncements

As permitted by Statement 123(R), the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123(R) as described in the disclosure of pro forma net loss and net loss per share discussed above.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We develop innovative pharmaceuticals designed to improve the diagnostic quality of images produced by MRI.  Since commencing operations in 1992, we have been principally engaged in research and development activities related to our product candidates as well as seeking various regulatory clearances and patent protection. We have had no revenues from sales of our products and have incurred cumulative losses since inception through June 30, 2005 aggregating to approximately $168.7 million.  Most of our revenues to date have come from license fees and product development revenues from collaboration agreements for our product candidates.

Our primary activities relate to three projects: 1) VasovistTM, or MS-325, for which we submitted an NDA to the FDA in December 2003,  received an FDA approvable letter requesting additional clinical studies in January 2005, and submitted our response in May 2005 to the FDA’s approvable letter, which was accepted by the FDA as a complete response in June 2005; 2) EP-2104R, which entered Phase II clinical development in April 2005 and whose Phase II clinical trial protocols are being amended to include additional patient monitoring based on a review by the FDA of data from a 14-day, repeat dose preclinical toxicology study; and 3) our joint MRI research program with Schering Aktiengesellschaft, or Schering AG.

VasovistTM is an injectable intravascular contrast agent intended to enhance the quality of MR images and provide physicians with an improved method for diagnosing diseases affecting the vasculature.  We completed our Phase III clinical trial program to test the safety and efficacy of VasovistTM-enhanced MR angiography, or MRA, for the evaluation of non-coronary vascular disease and submitted our NDA for VasovistTM to the FDA in December 2003. In February 2004, we were notified by the FDA that the NDA for VasovistTM had been accepted for filing and had been designated for a standard 10-month review cycle.  In October 2004, we were notified by the FDA that it had extended the action date for completion of its review of VasovistTM by 90 days to January 2005. In January 2005, we received an approvable letter from the FDA for VasovistTM in which the FDA requested additional clinical studies to demonstrate efficacy prior to approval.  In May 2005, we submitted our response to the approvable letter received from the FDA in January 2005 and it was accepted by the FDA as a complete response in June 2005.  In its acceptance of the complete response, the FDA encouraged EPIX to consider a re-read of the images from the Phase III trials to provide additional information about the usefulness of dynamic and steady-state images, and to schedule a meeting with the FDA to discuss the merits and design of such a study.  In the meantime, the FDA agreed to conduct its review of the NDA, including the complete response.  In July 2005, EPIX requested a meeting with the FDA to discuss the design and implementation of a Phase IV study to investigate the relative contributions of dynamic and steady-state images in the use of VasovistTM.  In August, the FDA notified EPIX that such a meeting is premature.  We are continuing our dialogue with the FDA in order to determine the next steps we will need to take in the regulatory pathway for VasovistTM.  During its review of the complete response, the FDA could again request additional studies or other information before granting approval of VasovistTM. In June 2004, Schering AG submitted VasovistTM to the European Medicines Agency (EMEA) for marketing approval in the European Union.  In June 2005, the European Committee for Medicinal Products for Human Use (CHMP) recommended granting EU marketing authorization for VasovistTM. If the NDA or MAA for VasovistTM are approved, our partner, Schering AG, will have primary responsibility for the product launch and marketing of VasovistTM.  In 2004, we initiated and are continuing to conduct the OPTIMUM clinical trial study of VasovistTM for high resolution vascular MRA in peripheral vascular disease.  We are also evaluating VasovistTM for imaging coronary artery disease and are currently conducting a Phase II clinical trial to assess the feasibility of combined imaging of cardiac perfusion and coronary arteries with MRI using VasovistTM.   In 2004, Schering AG completed enrollment in Phase I trials in Japanese subjects in support of the Japanese development program for VasovistTM.

If our VasovistTM NDA is approved by the FDA and if VasovistTM receives marketing approval from EMEA, in each case, in a timely manner, we believe that we will have a significant opportunity related to revenues generated from sales of VasovistTM.  Our ability to generate revenues from sales of VasovistTM and other products will depend on the success of commercialization efforts by us and our collaborators and on the success and timing of clinical trials and regulatory approvals for our products. The successful commercialization of VasovistTM and other products will also depend on the development, regulatory approval and commercialization of competing products and on the intellectual property claims in the field of diagnostic imaging.  More broadly, the markets for our products will be subject to the effects of a number of additional factors, including developments in reimbursement policies in the U. S. and other countries and changes in the cost of and demand for diagnostic procedures for cardiovascular disease. If approved, the Company believes that VasovistTM-enhanced MRA will offer a cost-effective and less invasive procedure for evaluating vascular disease relative to catheter-based x-ray angiography.

EP-2104R is an injectable MRI contrast agent that is specifically targeted to fibrin, the dominant protein in blood clots, or thrombi.  It is designed to provide a bright MR image of blood clots anywhere in the vascular system and may allow clinicians to identify potential problems early.  Finding blood clots is of critical medical significance in the evaluation and diagnosis of patients with stroke, chest pain, heart attack, irregular heartbeat and clots in the lungs and legs.  We designed EP-2104R to bind reversibly to fibrin, the dominant protein found in clots.  In May 2003, we entered into a collaboration agreement with Schering AG for the development and commercialization of EP-2104R.  Under terms of the agreement, we are responsible for the execution of a clinical feasibility program for EP-2104R in humans for which Schering AG is obligated to make fixed payments to us of approximately $9.0 million over a two year period.  At the end of the feasibility program, Schering AG may exercise an option to develop EP-2104R through which Schering AG will receive an exclusive, worldwide license for EP-2104R and become responsible for all further development, manufacturing, marketing and sales.  In 2004, we completed Phase I clinical trials of EP-2104R in which the drug was observed to be well tolerated in healthy volunteers.  We initiated our Phase II clinical trial to study the feasibility of blood clot imaging using EP-2104R in patients in April 2005.  In July

2005, we announced that we would be amending our Phase II proof-of-concept clinical trial protocols for EP-2104R to include additional patient safety monitoring based on a review by the FDA of data from a 14-day, repeat dose preclinical toxicology study.  The additional patient monitoring in the Phase II trials is expected to extend the timeline and increase the costs for EP-2104R development.  We currently estimate the results of these Phase II trials to be available by mid-2006.

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

We expect continued operating losses for at least three years, and possibly thereafter, as we continue to incur expenses to support research and development efforts and to support commercialization of our initial product candidate, VasovistTM.

Our financial results have been, and in the future will continue to be, affected significantly by the scope and speed of our clinical trial programs and by our interaction with the FDA related to the regulatory review of VasovistTM.  We filed an investigational new drug, or IND, application and initiated a Phase I clinical trial for VasovistTM in 1996.  We completed a Phase II clinical trial in 1998 to test the safety and preliminary efficacy of VasovistTM-enhanced MRA for the evaluation of non-coronary vascular disease and also completed a Phase II trial in 2001 that was designed to compare the diagnostic accuracy of five different doses of VasovistTM-enhanced MRA with that of X-ray angiography in the aortoiliac arteries.  From 1998 to 2000, we also completed feasibility trials to test VasovistTM in detecting coronary artery disease, in detecting breast cancer and in diagnosing female sexual arousal dysfunction. We completed two Phase III studies, with results announced in 2002 and 2003, to determine the efficacy of VasovistTM-enhanced MRA for the detection of aortoiliac occlusive disease.  In 2001, after discussions with the FDA, we expanded our clinical program for VasovistTM beyond aortoiliac occlusive disease to include two additional Phase III trials in support of a broader vascular disease indication, which we expected would include the entire vasculature, except for the heart.  These two new trials included one for MRA of the renal arteries and one in the MRA of pedal arteries.  These two additional trials were completed and results announced in 2003.  We submitted our NDA to the FDA in December 2003 and our NDA was accepted for filing by the FDA in February 2004.  In October 2004, the Company was notified by the FDA that it had extended the action date for completion of its review of VasovistTM by 90 days to January 2005.  In January 2005, we received an approvable letter from the FDA for VasovistTM in which the FDA requested additional clinical studies to demonstrate efficacy prior to approval.  In May 2005, we submitted our response to the approvable letter received from the FDA in January 2005 and it was accepted by the FDA as a complete response in June 2005.  We are continuing to evaluate and discuss with the FDA the appropriate next steps in the regulatory and clinical development of VasovistTM.  We are currently conducting a Phase II clinical trial to assess the feasibility of imaging cardiac perfusion and coronary arteries with MRI using VasovistTM.   We are co-developing VasovistTM with Schering AG.

We anticipate fluctuations in our results of operations due to several factors, including the timing of fees and milestone payments received from strategic partners; the formation of new strategic alliances between us and third parties; the timing and magnitude of expenditures in connection with research and development activities, including preclinical and clinical trials; the timing of product introductions and expense of associated launches, marketing and sales activities; and the timing and extent of product acceptance for different indications and geographical areas of the world.

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

Our significant accounting policies are more fully described in Note 2 of the Company’s Financial Statements for the year ended December 31, 2004 and in Note 3 to the financial statements set forth in Item 1 above.  Not all significant accounting policies require management to make difficult, subjective or complex judgments or estimates.  We believe that our accounting policies related to revenue recognition, research and development and employee stock compensation, as described below, require “critical accounting estimates and judgments.”

Revenue Recognition

We recognize revenues from non-refundable license fees and milestone payments not specifically tied to a separate earnings process ratably over the period during which we have substantial continuing obligations to perform services under the contract. When milestone payments are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligations associated with the payment are completed. When the period of deferral cannot be specifically identified from the contract, we estimate the period of deferral based upon our obligations under the contract.  We continually review these estimates and, if any of these estimates change, adjustments are recorded in the period in which they become reasonably estimable.  These adjustments could have a material effect on our results of operations.

Under the VasovistTM program, we recognize product development revenue at the time we perform research and development activities, for which Schering AG is obligated to reimburse us.  Product development revenues from Schering AG are recorded net of the Company’s portion of Schering AG’s actual or most recent estimate of their VasovistTM research and development costs.

We recognize product development revenue from Schering AG for the EP-2104R feasibility program as revenue proportionate to our actual cost incurred relative to our estimate of the total cost of the feasibility program.  Total estimated costs of the feasibility program are based on an evaluation of the portion of the program completed, costs incurred to date, planned program activities, anticipated program timelines and the expected future costs of the program. Adjustments to revenue are recorded if estimated costs to complete change materially from previous periods.  To the extent that our estimated costs change materially, our revenues recorded under this activity could be materially affected and such change could have a material adverse effect on our operations in future periods. For the three months ended June 30, 2005, management increased its EP-2104R estimated cost-to-complete the feasibility program to $16.1 million from its previous estimate of $13.6 million, resulting in a reduction in product development revenue of $1.2 million during the second quarter of 2005.  This increase in the cost-to-complete the feasibility program is directly attributed to the additional patient safety monitoring related to amending the Phase II proof-of-concept clinical trial protocols for EP-2104R announced in July 2005.   In March 2005, management had increased its EP-2104R estimate to complete the feasibility program to $13.6 million from the previous estimate of $13.2 million, resulting in a reduction in product development revenue of $231,000 during the first quarter of 2005.

Revenue under our research collaboration with Schering AG in MRI is recognized as services are provided, for which Schering AG is obligated to reimburse us.

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

Employee Stock Compensation

We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or

APB 25, and related interpretations in accounting for our employee stock options under the intrinsic value method, rather than the alternative fair value accounting provided for under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock-Based Compensation.”  Under APB 25, because the exercise price is equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2005 versus 2004

Revenues

Our revenues arise principally from our collaboration agreements with Schering AG for VasovistTM, EP-2104R and MRI discovery research; from license fee revenues relating to our agreements with Schering AG, Tyco/Mallinckrodt and Bracco; and from royalties related to our agreements with Bracco and Schering AG.   Revenues for the three months ended June 30, 2005 and 2004 were $1.1 million and $3.2 million, respectively.  Revenues for 2005 consisted of $314,000 of product development revenue from Schering AG, $578,000 of royalty revenue related to the Bracco and Schering AG agreements and $166,000 of license fee revenue related to the Schering AG, Tyco/Mallinckrodt strategic collaboration and Bracco agreements.  The decrease in total revenues of $2.2 million for the three months ended June 30, 2005 compared to the same period last year resulted from lower revenues in all three revenue categories -  product development, royalty and license fees.  The lower product development revenue of $1.6 million primarily resulted from the revenue adjustment related to the increase in the cost-to-complete the EP-2104R development program as a result of amending our Phase II proof-of-concept clinical trial protocols for EP-2104R to include the collection of additional patient safety monitoring based on a review by the FDA of data from a 14-day, repeat dose preclinical toxicology study.  The reduction in royalty revenue was primarily attributed to Bracco’s revised determination of sales by affiliates made with their December 2004 royalty overpayment assertion. The lower license fee revenue was due to the change in the estimated approval date for VasovistTM.

Research and Development Expenses

Our research and development expenses arise from our development activities for VasovistTM and EP-2104R and from our discovery research programs.   Research and development expenses for the three months ended June 30, 2005 were $5.6 million compared to $5.1 million for the same period in 2004.  The increase in spending for our research programs during the three months ended June 30, 2005 was offset by lower spending for VasovistTM and EP-2104R development programs.

Both the time-frame and costs involved in developing VasovistTM and EP-2104R, gaining regulatory approval and commercializing the products might vary greatly from current plans for several reasons, including the following:

•              We conduct our clinical trials in accordance with specific protocols, which we have filed with the FDA or other relevant authorities. If the FDA requires us to perform additional studies or to increase patient numbers, we could incur significant additional costs and additional time to complete our clinical trials, assuming we are able to reach agreement with the FDA on protocols for any additional studies. This could result in a delay in our ability to make regulatory submissions and a delay in the commercialization, increased competition or slower sales growth of our product.

•              We rely on third party clinical trial centers to find suitable patients for our clinical trial program. If these clinical trial centers do not find suitable patients in the timeframe for which we have planned, we will not be able to complete our clinical trials according to our expected schedule. Such a delay could result in an increase in development costs for VasovistTM or EP-2104R, a delay in making regulatory submissions and a delay in the commercialization, increased competition or slower sales growth of our product.

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

•              The length of time that the FDA or other regulatory authorities take to review our regulatory submissions and the length of time it takes us to respond to the FDA or other regulatory authorities’ questions can also vary widely.  In January 2005, we received an approvable letter from the FDA for VasovistTM in which the FDA requested additional clinical studies to demonstrate efficacy prior to approval.  In May 2005, we submitted our response to the approvable letter received from the FDA in January 2005 and it was accepted by the FDA as a complete response in June 2005.  During its review of the complete response, the FDA could again request additional studies or other information before granting approval of VasovistTM.  The process of obtaining agreement with the FDA for conducting necessary clinical trial studies is subject to significant uncertainties in terms of timing, costs and success.  The additional time and any other delays in the regulatory approval process could result in a longer delay in commercialization or slower sales growth of our product.

•              Our partner, Schering AG, is responsible for the commercial launch and marketing of VasovistTM. If Schering AG does not launch the product in a timely manner or market the product effectively, we may incur a delay in receiving revenues after the launch of VasovistTM or may not receive enough revenue to enable us to become profitable.

Our current plans for developing and commercializing VasovistTM and EP-2104R reflect our best estimate of the time involved in the development program based on factors currently known to us. The third parties described above have the ability to greatly impact this timetable and we may not have control over or be able to respond within our current plan to changes they cause. Any such delays could result in a significant increase in costs to develop VasovistTM or EP-2104R as well as a delay in product launch, which could enable competition to intensify.

Under our EP-2104R agreement, Schering AG has made fixed payments to us totaling approximately $9.0 million over a two year period which was intended to cover our cost of the feasibility program. The amount of expenditure necessary to execute the feasibility program is subject to numerous uncertainties, which may adversely affect our cash outlay, net of Schering AG’s reimbursement to us.  In July 2005, we announced that we would be amending our Phase II proof-of-concept clinical trial protocols for EP-2104R to include additional patient safety monitoring based on a review by the FDA of data from a 14-day, repeat dose preclinical toxicology study.  The additional patient monitoring in the Phase II trials is expected to extend the timeline and increase the estimated costs to $16.1 million for EP-2104R development.  In addition, we cannot predict whether Schering AG will exercise its option to develop EP-2104R or, if Schering AG does exercise its option, whether we will exercise our option to bear a portion of the development costs in return for an increase in our royalty rate.  If Schering AG does not exercise its option, then we would have to bear the additional cost of a clinical program to develop EP-2104R, which may adversely affect our liquidity and capital resources.  Consequently, at this time, we cannot predict the amount of additional research and development costs that we will incur with regards to the development and commercialization of EP-2104R.

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

We test our potential product candidates in numerous pre-clinical studies to identify disease indications for which they may be product candidates. We may conduct multiple clinical trials to cover a variety of potential indications for each product candidate. As we obtain results from trials, we may elect to discontinue clinical trials for certain product candidates or for certain indications in order to focus on more promising product candidates or indications.  In addition, the FDA may require us to modify our future clinical trial plans or to conduct additional clinical trials in ways that we cannot currently anticipate.  Such modifications or additional clinical trials could result in an increase in costs of our product development and a delay in the commercialization or slower sales growth of our product.

General and Administrative Expenses

General and administrative expenses, which consist primarily of salaries, benefits, outside professional services and related costs associated with our executive, finance and accounting, business development, marketing, human resources, legal and corporate communications activities, were $2.6 million for the three months ended June 30, 2005 as compared to $3.1 million for the three months ended June 30, 2004.  The decrease of $549,000 was primarily attributed to lower spending by Schering AG for VasovistTM marketing, partly offset by higher liability insurance premiums and higher corporate administration and business development costs.  General and administrative expenses also include royalties payable to Massachusetts General Hospital, or MGH, based on sales by Bracco of MultiHance®.  Royalty expenses totaled $26,000 and $45,000 for the three months ended June 30, 2005 and 2004.

Interest Income and Interest Expense

Interest income for the three months ended June 30, 2005 was $951,000 as compared to $282,000 for the three months ended June 30, 2004.  The increase of $669,000 was primarily due to higher average levels of invested cash, cash equivalents and marketable securities during the period, and was related to net proceeds from the issuance of $100.0 million convertible senior notes in June 2004.  Interest expense for the three months ended June 30, 2005 and 2004 was $897,000 and $273,000, respectively.  The increase in interest expense of $624,000 for the three months ended June 30, 2005 resulted from the issuance of convertible senior notes in June 2004 and the drawdown of the entire $15.0 million loan facility made available to us by Schering AG as part of the joint MRI research collaboration entered into in May 2003, partly offset by the reduction in the outstanding balance of interest-bearing prepaid royalties from Bracco.  The entire principal balance of the loan facility, which was $15.0 million as of June 30, 2005, plus accrued interest, was repaid in July 2005.

Provision for Income Taxes

The provision for income taxes, which represents Italian income taxes related to the Bracco agreement, was $0 for the three months ended June 30, 2005 as compared to $21,000 for the three months ended June 30, 2004.  Since all of the royalty revenue earned from Bracco sales during the first six months ended June 30, 2005 was offset against various prepaid royalties, no withholding taxes were accrued or paid during the current period.

Comparison of Six Months Ended June 30, 2005 versus 2004

Revenues

Revenues for the six months ended June 30, 2005 and 2004 were $3.1 million and $6.9 million, respectively.  Revenues for 2005 consisted of $1.8 million of product development revenue from Schering AG, $1.0 million of royalty revenue related to the Bracco and Schering AG agreements and $332,000 of license fee revenue related to the Schering AG, Tyco/Mallinckrodt strategic collaboration and Bracco agreements.  The decrease in total revenues of $3.8 million for the six months ended June 30, 2005 compared to the same period last year resulted from lower product development, royalty and license fee revenues.  The lower product development revenue of $2.9 million primarily resulted from the revenue adjustments related to the increases in the cost-to-complete the EP-2104R development program as a result of amending our Phase II proof-of-concept clinical trial protocols for EP-2104R to include additional patient safety monitoring based on a review by the FDA of data from a 14-day, repeat dose preclinical toxicology study, partly offset by higher development revenues under the research collaboration agreement with Schering AG.  The reduction in royalty revenue was primarily attributed to Bracco’s revised determination of sales by affiliates made with their December 2004 royalty overpayment assertion. The lower license fee revenue was due to the change in the estimated approval date for VasovistTM.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2005 were $11.2 million compared to $10.6 million for the same period in 2004.  An increase in spending for our research programs during the six months ended June 30, 2005, was partly offset by lower spending during the period for the VasovistTM and EP-2104R development programs.

General and Administrative Expenses

General and administrative expenses were $5.3 million for the six months ended June 30, 2005 as compared to $5.3 million for the six months ended June 30, 2004.  A decrease in spending by Schering AG for VasovistTM marketing was offset by higher liability insurance premiums and higher corporate administration and business development costs.  General and administrative expenses also include royalties payable to Massachusetts General Hospital, or MGH, based on sales by Bracco of MultiHance®.  Royalty expenses totaled $46,000 and $76,000 for the six months ended June 30, 2005 and 2004.

Interest Income and Interest Expense

Interest income for the six months ended June 30, 2005 was $1.8 million as compared to $511,000 for the six months ended June 30, 2004.  The increase of $1.3 million was primarily due to higher average levels of invested cash, cash equivalents and marketable securities during the period, and was related to net proceeds from the issuance of $100.0 million convertible senior notes in June 2004.  Interest expense for the six months ended June 30, 2005 and 2004 was $1.8 million and $299,000, respectively.  The increase in interest expense of $1.5 million for the six months ended June 30, 2005 resulted from the issuance of convertible senior notes in June 2004 and the drawdown of the entire $15.0 million loan facility made available to us by Schering AG as part of the joint MRI research collaboration entered into in May 2003, partly offset by the reduction in the outstanding balance of interest-bearing prepaid royalties from Bracco.  The entire principal balance of the loan facility, which was $15.0 million as of June 30, 2005, plus accrued interest, was repaid in July 2005.

Provision for Income Taxes

The provision for income taxes, which represents Italian income taxes related to the Bracco agreement, was $0 for the six months ended June 30, 2005 as compared to $30,000 for the six months ended June 30, 2004.  Since all of the royalty revenue earned from Bracco sales during the first six months ended June 30, 2005 was offset against various prepaid royalties, no withholding taxes were accrued or paid during the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity consist of cash, cash equivalents and available-for-sale marketable securities of $151.4 million at June 30, 2005 as compared to $164.4 million at December 31, 2004.  The decrease in cash, cash equivalents and available-for-sale marketable securities was primarily attributed to funding of ongoing operations.

We used approximately $13.0 million of net cash to fund operations for the six months ended June 30, 2005, which compares to $12.3 million for the same period last year.  A net loss of $13.4 million, combined with a reduction in deferred revenue of $1.3 million partly offset by an increase in contract advances of $772,000, accrued expenses and accounts payable of $349,000 and depreciation of $539,000 accounted for the net cash used in operations during the six months ended June 30, 2005.  The reduction in deferred revenue resulted from the offsets of prepaid royalties from Bracco, plus other license fee revenue recognition related to payments from Schering AG, Tyco/Mallinckrodt and Bracco, which are being amortized into revenue in accordance with the requirements of SAB 104.  The increase in contract advances is primarily attributed to Schering AG’s funding of EPIX’s VasovistTM pre-launch marketing activities.  The increase in accrued expenses is due to higher legal related accruals, partly offset by lower clinical accruals.  For the six months ended June 30, 2004, net cash used for operating activities of $12.3 million was primarily attributable to our net loss of $8.8 million, combined with reduction in deferred revenue of $2.0 million, accounts payable of $1.3 million, accrued expenses of $760,000 and an increase in accounts receivables of $543,000, partly offset by a reduction in contract advances of $1.1 million.  The reduction in deferred revenue resulted from royalty revenues from sales by Bracco of MultiHance®, which were offset against advanced payments, while the reduction in accounts payable was directly attributed to payments pending final contract negotiations.  The resulting reduction in accrued expenses for amounts that had been accrued during contract negotiations was offset by the issuance of common stock to Dr. Martin Prince in early January 2004 in connection with the Intellectual Property Agreement entered into in November of 2003.  The increase in accounts receivable resulted from higher royalty payments from Bracco and an increase in the billing to Schering AG related to VasovistTM pre-launch activities and some product development activities.  The increase in contract advance related to funding of both EPIX’s and Schering AG’s VasovistTM pre-launch activities.  Also during the first six months of 2004, we received a $2.5 million milestone payment from Schering AG related to the acceptance of the filing of the NDA with the FDA for VasovistTM.  Immediately following this receipt, we paid Tyco/Mallinckrodt $2.5 million in recognition of the same milestone.  These payments were offset in the Company’s Statements of Operations, resulting in no impact on revenues, expenses or net loss.

Our investing activities resulted in net cash provided of $13.4 million for the six months ended June 30, 2005 as compared to net cash used of $39.4 million for the same period last year.  During the six months ended June 30, 2005, we sold or redeemed available-for-sale marketable securities of $56.8 million, partly offset by the cash used to purchase $42.7 million of available-for-sale marketable securities that was primarily funded from the rollover of securities within our portfolio.  During the same period in 2004, we purchased $53.6 million of available-for-sale marketable securities, which was partly funded from the funds received from the convertible debt issuance and partly offset by cash generated from the redemption of available-for-sale marketable securities of $15.6 million.  Other investing activities included capital expenditures of $679,000 for the six months ended June 30, 2005 as compared to $1.4 million for the same period last year.  The higher capital expenditures in 2004 were primarily attributed to leasehold improvements and to the acquisition of equipment, including lab equipment, computer equipment and software, related to the refurbishment of our laboratory space.

Cash provided by financing activities was $512,000 for the six months ended June 30, 2005.  The primary sources of financing during the six months ended June 30, 2005 came from the cumulative drawdown of the loan facility of $30.0 million with Schering AG, of which $15.0 million was outstanding at June 30, 2005, and proceeds from stock option exercises and our Employee Stock Purchase Plan of $512,000.  Also during this period, we cumulatively repaid $30.0 million on our loan facility with Schering AG, of which $15.0 million was outstanding at March 31, 2005.  During the six months ended June 30, 2004, we received net proceeds of $96.4 million from the issuance of convertible senior notes and another $3.6 million from stock option exercises and proceeds from our Employees Stock Purchase Plan.  In addition, we cumulatively borrowed $22.5 million and repaid $15.0 million during the six months ended June 30, 2004 on our loan facility with Schering AG.

We currently receive quarterly cash payments from Schering AG for their share of development costs of VasovistTM and for their share of research costs on our joint MRI research collaboration. We also receive monthly interest income on our cash, cash equivalents and available-for-sale marketable securities.  We are also scheduled to receive quarterly royalty payments from Bracco for a portion of the royalty revenue actually earned from the sales of MultiHance®.  In December 2004, Bracco asserted that it had overstated non-U.S. royalties to us for the period 2001 to 2004 and that it would offset the amount of the overstatement against its payment to us, including those triggered by FDA approval of MultiHance® in the United States.  Although we are disputing Bracco’s position, we recognized the impact of Bracco’s claimed overstatement by reducing 2004 royalty revenues.  Other potential cash inflows include: a milestone payment of $1.3 million from Schering AG, which is dependent on the FDA’s approval of VasovistTM, and up to $22.0 million in additional milestone payments from Schering AG as well as our share of the profits earned on sales of VasovistTM worldwide.  Additional future cash flows from our EP-2104R collaboration with Schering AG of up to $15 million depend on the successful completion of the EP-2104R feasibility program, on Schering AG’s decision to exercise its development option and on the success of further development, regulatory and commercialization work by Schering AG.  Additional future cash flows from our MRI research collaboration with Schering AG depend on the success of the research program and the success of further development, regulatory and commercialization activities with respect to any products generated.  Pursuant to the License Agreement between the Company and Schering AG, the Company is entitled to a worldwide royalty on sales of certain Schering AG products covered by the agreement.

Known outflows, in addition to our ongoing research and development and general and administrative expenses, include the semi-annual royalties that we owe to MGH on sales by Bracco of MultiHance®; a milestone payment of $2.5 million owed to Tyco/Mallinckrodt, which is dependent on the FDA’s approval of VasovistTM; a share of profits due Tyco/Mallinckrodt on sales of VasovistTM worldwide; a royalty to Daiichi on sales of VasovistTM in Japan and a royalty due MGH on our share of the profits of VasovistTM worldwide.  We will also be required to repay Bracco any unearned prepaid royalties upon termination of our license agreement with Bracco.  As of June 30, 2005, unearned prepaid royalties equaled approximately $797,000 according to Bracco’s restatement of royalties due to EPIX.

We expect that our cash, cash equivalents and marketable securities on hand as of June 30, 2005 will be sufficient to fund our operations for at least the next several years.  As of June 30, 2005, we had outstanding the entire balance of our $15.0 million loan facility available from Schering AG as part of our MRI research collaboration.  We repaid the entire $15.0 million loan, plus accrued interest, in July 2005, but expect to redraw the $15.0 million loan as needed.  We expect to be able to redraw the $15.0 million from the Schering AG loan facility, of which $7.5 million can be redrawn until May 2007 and the remaining $7.5 million until May 2008, but could be unable to redraw under the terms of the loan if we fail to meet certain covenants or conditions precedent in the loan.  As of June 30, 2005, we were in compliance with the covenants of the loan facility.  If holders of our convertible senior notes require redemption of the notes, we may be required to repay $100.0 million in June 2011.  Our future liquidity and capital requirements will depend on numerous factors, including the following: the progress and scope of clinical and preclinical trials; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both U.S. and foreign governmental approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the extent to which our products, if any, gain market acceptance; the timing and costs of product introductions; the extent of our ongoing and new research and development programs; the costs of training physicians to become proficient with the use of our potential products; and, if necessary, once regulatory approvals are received, the costs of developing marketing and distribution capabilities.

Because of anticipated spending to support new research programs as well as the continued development of VasovistTM and EP-2104R, we do not expect positive cash flow from operating activities for any future quarterly or annual period prior to commercialization of VasovistTM. Our ability to reach positive cash flow subsequent to the commercialization of VasovistTM will depend on its market acceptance and successful launch by our partner Schering AG as well as the ability of our partner Tyco/Mallinckrodt to manufacture sufficient quantities of VasovistTM to support Schering AG’s sales and marketing activities.  We anticipate continued investments in fixed assets, including equipment and facilities expansion to support new and continuing research and development programs.

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

We have never generated revenues from commercial sales of our products and, if VasovistTM does not receive approvals from the applicable regulatory agencies in each country, we, and our partner Schering AG, will have no products to market in the foreseeable future.

We currently have no products for sale and we cannot guarantee that we will ever have marketable products. VasovistTM and EP-2104R are currently our only product candidates that have undergone human clinical trials and we cannot be certain that any of our other R&D projects will yield a product candidate suitable for substantial human clinical testing. As a result, our initial revenues and profits from commercial sales of our products, if any, will be derived from sales of VasovistTM. In January 2005, we received an approvable letter from the FDA for VasovistTM in which the FDA requested additional clinical studies to demonstrate efficacy prior to approval.  In its approvable letter, the FDA indicated that its principal questions relate to the non-contrast MRA comparator scans used in the Phase III trials and to the statistical treatment of uninterpretable scans.  In May 2005, we submitted our response to the approvable letter received from the FDA in January 2005 and it was accepted by the FDA as a complete response in June 2005.  In its acceptance of the complete response, the FDA encouraged EPIX to consider a re-read of the images from the Phase III trials to provide additional information about the usefulness of dynamic and steady-state images, and to schedule a meeting with the FDA to discuss the merits and design of such a study.  We expect to continue our dialogue with the FDA in order to determine the next steps we will need to take in the regulatory pathway for VasovistTM.  Although we remain confident in the safety and efficacy profile of VasovistTM , the approval, timeliness of approval or labeling of VasovistTM are subject to significant uncertainties related to a number of factors including the process of reaching agreement with the FDA on the clinical data and on any clinical study protocol required for regulatory approval of VasovistTM, the timing and process of conducting any clinical or preclinical studies required, obtaining the desired outcomes of any required clinical trials and the FDA’s review process and conclusions regarding any additional VasovistTM regulatory submissions.  We cannot assume that we will be able to reach agreement with the FDA on the design or clinical endpoints required for additional clinical studies or re-read of images from the Phase III trials.  Further, we cannot assume that any such agreed upon clinical studies will be feasible for us to conduct or whether such studies will be completed in a commercially reasonable timeframe, if at all.  Any further clinical studies that are required could take several years to complete.  If VasovistTM fails to achieve regulatory approval and market acceptance, and if we do not succeed in bringing any of our other product candidates to human clinical trials and achieve regulatory approval and market acceptance for them, our business will fail, and as a result, you may lose all or part of your investment.

To date, we have received revenues from payments made under licensing, royalty arrangements and product development and marketing agreements with strategic collaborators. In particular, our revenue for the six months ended June 30, 2005 was $3.1 million and consisted of $1.8 million from the product development portion of our collaboration agreements with Schering AG for VasovistTM, EP-2104R and MRI research; $1.0 million from the royalty agreements with Bracco and Schering AG and $332,000 of license fee revenue related to the strategic collaboration agreements for the development, manufacturing and marketing of VasovistTM with Schering AG and Tyco/Mallinckrodt and patent licensing with Bracco. In addition to these sources of revenue, we have financed our operations to date through public stock and debt offerings, private sales of equity securities and equipment lease financings.

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

Our future financial results are uncertain. We have experienced significant losses since we commenced operations in 1992. Our accumulated net losses as of June 30, 2005 were approximately $168.7 million. These losses have primarily resulted from expenses associated with our research and development activities, including pre-clinical and clinical trials, and general and administrative expenses. We anticipate that our research and development expenses will remain significant in the future and we expect to incur losses over at least the next three years as we continue our research and development efforts, pre-clinical testing and clinical trials and as we implement manufacturing, marketing and sales programs. In particular, we may be required to conduct additional clinical trials in order to achieve FDA approval of VasovistTM, which trials would be expensive and which could contribute to our continuing to incur losses beyond the next three years.  As a result, we cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the timeframe expected by investors, the market price of our common stock may decline and consequently our business may not be sustainable.

If the market does not accept our technology and products, we may not generate sufficient revenues to achieve or maintain profitability.

The commercial success of VasovistTM and our other product candidates, when and if approved for marketing by the FDA and corresponding foreign agencies, depends on their acceptance by the medical community and third party payors as clinically useful, cost-effective and safe. While contrast agents are currently used in an estimated 25% to 35% of all MRI exams, there are no MRI agents approved by the FDA for vascular imaging. Furthermore, clinical use of MRA has been limited and use of MRA for some vascular disease imaging has occurred mainly in research and academic centers. Market acceptance, and thus sales of our products, will depend on several factors, including:

•              safety;

•              cost-effectiveness relative to alternative vascular imaging methods;

•              availability of third party reimbursement;

•              ease of administration;

•              clinical efficacy; and

•              availability of competitive products.

Market acceptance will also depend on our ability and that of our strategic partners to educate the medical community and third party payors about the benefits of diagnostic imaging with MRA enhanced with VasovistTM compared to imaging with other technologies. VasovistTM represents a new approach to imaging the non-coronary vascular system, and market acceptance both of MRA as an appropriate imaging technique for the non-coronary vascular system, and of VasovistTM, is critical to our success. If VasovistTM or any of our other product candidates, when and if commercialized, do not achieve market acceptance, we may not generate sufficient revenues to achieve or maintain profitability.

We may need to raise additional funds necessary to fund our operations, and if we do not do so, we may not be able to implement our business plan.

Since inception, we have funded our operations primarily through our public offerings of common stock, private sales of equity securities, debt financing, equipment lease financings and product development revenue, royalty and license payments from our strategic partners. Although we believe that we have adequate funding for the foreseeable future, we may need to raise substantial additional funds for research, development and other expenses through equity or debt financings, strategic alliances or otherwise. Our future liquidity and capital requirements will depend upon numerous factors, including the following:

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

Based on our current plans, expense rates, targeted timelines and our view regarding acceptance of VasovistTM in the marketplace, we estimate that cash, cash equivalents and marketable securities on hand as of June 30, 2005 will be sufficient to fund our operations for at least the next several years . If we consider other opportunities or change our planned activities, we may require additional funding. As of June 30, 2005, we had outstanding the entire $15.0 million loan facility available from Schering AG as part of our MRI research collaboration. We repaid the $15.0 million loan, plus accrued interest, in July 2005.  We expect to redraw the $15.0 million loan as needed, but could be unable to draw under the terms of the loan if we fail to meet certain covenants or conditions precedent in the loan agreement.

We have a limited manufacturing capability and we intend to outsource manufacturing of VasovistTM to third parties, who may not perform as we expect.

We do not have, nor do we currently have plans to develop, full-scale manufacturing capability for VasovistTM. While we have manufactured small amounts of VasovistTM for research and development efforts, we rely on, and we intend to continue to rely on, Tyco/Mallinckrodt as the primary manufacturer of VasovistTM for any future human clinical trials and commercial use.  Together with Schering AG, we are considering alternative manufacturing arrangements for VasovistTM for commercial use, including the transfer of manufacturing to Schering AG.   In the event that Tyco/Mallinckrodt fails to fulfill its manufacturing responsibilities satisfactorily, Schering AG has the right to purchase VasovistTM from a third party or to manufacture the compound itself. However, either course of action could materially delay the manufacture and development of VasovistTM. Schering AG may not be able to find an alternative manufacturer. In addition, Schering AG may not be able to manufacture VasovistTM itself in a timely manner. If we experience a delay in manufacturing, it could result in a delay in the approval or commercialization of VasovistTM and have a material adverse effect on our business, financial condition and results of operations.

If MRI manufacturers are not able to enhance their hardware and software sufficiently, we will not be able to complete development of our contrast agent for the evaluation of cardiac indications.

Although MRI hardware and software is sufficient for the evaluation of non-coronary vascular disease, which is our initial target indication, we believe that the technology is not as advanced for cardiac applications, which may be our next clinical development target. Our initial NDA filing for VasovistTM is related to non-coronary vascular disease. Imaging sequences on scanners currently allow for the use of VasovistTM-enhanced MRA for diagnosing non-coronary vascular disease, our lead indication. Based on feasibility studies we completed in 2001, however, the imaging technology available for cardiac applications, including coronary angiography and cardiac perfusion imaging, was not developed to the point where there was clear visualization of the cardiac region due to the effects of motion from breathing and from the beating of the heart. In 2004, we initiated Phase II feasibility studies of VasovistTM for cardiac indications using available software and hardware that can be adapted for coronary and cardiac perfusion data acquisition. We have collaborated with a number of leading academic institutions and with GE Healthcare, Siemens Medical Systems and Philips Medical Systems to help optimize cardiac imaging with VasovistTM. While significant progress has been made in developing these clinical applications for cardiac imaging, we do not know when, or if, these techniques will enable VasovistTM to provide clinically relevant images in cardiac indications. If MRI device manufacturers are not able to enhance their scanners to perform clinically useful cardiac imaging, we will not be able to complete our development activities of VasovistTM for that application, thereby reducing the potential market for a product in this area.

Our competitors may have greater financial resources, superior products or product candidates, manufacturing capabilities and/or marketing expertise, and we may not be able to compete with them successfully.

Medical technology is subject to intense competition and rapid technological change. We have many competitors, including pharmaceutical, biotechnology and chemical companies, a number of which, including our strategic partners, are actively developing and marketing products that could compete with our product candidates. Specifically, although there are no MRI contrast agents that are FDA-approved for vascular imaging, there are a number of general use MRI agents approved for other clinical applications in the U.S. and certain foreign markets that are likely to compete with VasovistTM, if VasovistTM is approved for MRA. Collectively, these general use agents are referred to as “extracellular” agents and include: Magnevist® and Gadovist® by Schering AG, Dotarem® by Guerbet, S.A., Omniscan® by GE Healthcare, ProHance® and MultiHance® by Bracco and OptiMark® by Tyco/Mallinckrodt. Extracellular agents are broadly accepted in the market as general use MRI agents. None of these agents is currently approved by the FDA for MRA, but their use in applications outside of the primary indication described in the product labeling is increasing and could present significant adoption hurdles for VasovistTM if such uses become entrenched in the marketplace. Additionally, we believe that some of these general use agents are in clinical trials for an MRA indication. However, these general use agents are not specifically designed for vascular imaging, and because they “leak” out of the blood vessels into the extracellular space, they do not provide the extended imaging window associated with VasovistTM . In addition, we are aware of five agents that are under clinical development for use with MRA: Schering AG’s Gadomer and SHU555C, Guerbet’s Vistarem®, Bracco’s B-22956/1 and Advanced Magnetics’ Code 7228. Public information on the status of clinical development and performance characteristics for these agents is limited. However, many of these competitors have substantially greater capital and other resources than we do and may represent significant competition for us. These companies may succeed in developing technologies and products that are more effective or less costly than any of those that we may develop. In addition, these companies may be more successful than we are in developing, manufacturing and marketing their products.

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

We cannot guarantee that we will be able to compete successfully in the future, or that developments by others will not render VasovistTM or our future product candidates obsolete or non-competitive, or that our collaborators or customers will not choose to use competing technologies or products. Any inability to compete successfully on our part will have a materially adverse impact on our operating results.

We currently depend on our strategic collaborators for support in product development and the regulatory approval process, and, in the future, will depend on them for product marketing support as well. These efforts may suffer if we experience problems with our collaborators.

We depend on strategic collaborators for support in product development and the regulatory approval process as well as a variety of other activities including manufacturing, marketing and distribution of our products in the U.S. and abroad, when, and if, the FDA and corresponding foreign agencies approve our product candidates for marketing. To date, we have entered into strategic alliances and collaborations with Schering AG, Tyco/Mallinckrodt, GE Healthcare, Philips Medical Systems and Siemens Medical Systems. Four of our key agreements include three collaboration agreements with Schering AG to perform joint research and to develop and commercialize VasovistTM, EP-2104R and other MRI vascular agents worldwide, and an agreement with Tyco/Mallinckrodt granting Tyco/Mallinckrodt rights to enter into an agreement with Schering AG to manufacture VasovistTM for clinical development and commercial use. We may not receive milestone payments from these alliances should VasovistTM or EP-2104R fail to meet certain performance targets in development and commercialization. Further, our receipt of revenues from strategic alliances is affected by the level of efforts of our collaborators. Our collaborators may not devote the resources necessary to complete development and commence marketing of VasovistTM, EP-2104R or other products in their respective territories, or they may not successfully market VasovistTM, EP-2104R or other products. In addition, Schering AG and Tyco/Mallinckrodt currently manufacture imaging agents for other technologies that will compete against VasovistTM and Schering AG will be responsible for setting the price of the product worldwide. However, Schering AG may not set prices in a manner that maximizes revenues for us. Our failure to receive future milestone payments, or a reduction or discontinuance of efforts by our partners would have a material adverse effect on our business, financial condition and results of operations.

Furthermore, our collaboration agreement with Schering AG may be terminated early under certain circumstances, including if there is a material breach of the agreement by either of us. In addition, we intend to seek additional collaborations with third parties who may negotiate provisions that allow them to terminate their agreements with us prior to the expiration of the negotiated term under certain circumstances. If Schering AG or any other third party collaborator were to terminate their agreements with us or otherwise fail to perform their obligations under our collaboration or to complete them in a timely manner, we could lose significant revenue. If we are unable to enter into future strategic alliances with capable partners on commercially reasonable terms, we may delay the development and commercialization of future product candidates and could possibly postpone them indefinitely.

In addition, we rely on certain of our collaborators, such as GE Healthcare, Siemens Medical Systems and Philips Medical Systems, to develop software that can be used to enhance or suppress veins or arteries from VasovistTM-enhanced MRA images. Although not required for clinical use of VasovistTM, the ability to separate veins from arteries using VasovistTM-enhanced MRA may be useful to clinicians in reading VasovistTM-enhanced images for the evaluation of vascular disease. Therefore, if our collaborators do not develop or implement the required software successfully, some clinicians may not be able to easily interpret the information provided from VasovistTM-enhanced images and may not be inclined to use the product. Our inability to market VasovistTM successfully to clinicians would have a material adverse effect on our business.

We depend on exclusively licensed technology from the Massachusetts General Hospital and if we lose this license, it is unlikely we could obtain this technology elsewhere, which would have a material adverse effect on our business.

Under the terms of a license agreement that we have with Massachusetts General Hospital, or MGH, we are the exclusive licensee to certain technology, including patents expiring in 2006, which relate to royalties we receive and to VasovistTM. The license agreement imposes various commercialization, sublicensing, royalty and other obligations on us. If we fail to comply with these and other requirements, our license could convert from exclusive to nonexclusive, or terminate entirely. It is unlikely that we would be able to obtain this technology elsewhere. Any such event would mean that we would not receive royalties from Bracco for MultiHance or Schering AG for Primovist, and that we or Schering AG could not sell VasovistTM, and would therefore have a material adverse effect on our business, financial condition and results of operations. Currently, we are in compliance with the terms of the license agreement and we do not have any reason to believe that this license may be terminated.

We depend on patents and other proprietary rights, and if they fail to protect our business, we may not be able to compete effectively.

The protection of our proprietary technologies is material to our business prospects. We pursue patents for our product candidates in the U.S. and in other countries where we believe that significant market opportunities exist. We own or have an exclusive license to patents and patent applications on aspects of our core technology as well as many specific applications of this technology. Specifically, patents and patent applications related to our core technology consist of two U.S. patents that are exclusively licensed to us from MGH as well as their counterpart patents and applications in foreign countries; eight U.S. patents and their counterpart patents and applications in certain foreign countries that we own; 20 U.S. patent applications as well as their counterpart patents and applications in certain foreign countries and five U.S. provisional patent applications. One of our issued patents covers the VasovistTM composition of matter. Another issued patent covers aspects of the process by which VasovistTM is manufactured. Three of our patents cover certain methods of imaging with VasovistTM. We have eight patent applications relating to EP-2104R, fibrin binding peptides and methods of imaging. Even though we hold these patents and have made these patent applications, because the patent positions of pharmaceutical and biopharmaceutical firms, including ours, generally include complex legal and factual questions, our patent positions remain uncertain. For example, because most patent applications are maintained in secrecy for a period after filing, we cannot be certain that the named applicants or inventors of the subject matter covered by our patent applications or patents, whether directly owned or licensed to us, were the first to invent or the first to file patent applications for such inventions. Third parties may oppose, challenge, infringe upon, circumvent or seek to invalidate existing or future patents owned by or licensed to us. A court or other agency with jurisdiction may find our patents invalid, not infringed or unenforceable and we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future. Even if we have valid patents, these patents still may not provide sufficient protection against competing products or processes. If we are unable to successfully protect our proprietary methods and technologies, or if our patent applications do not result in issued patents, we may not be able to prevent other companies from practicing our technology and, as a result, our competitive position may be harmed.

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

Our commercial success will depend, to a significant degree, on our ability to operate without infringing upon the patents of others in the U.S. and abroad. There may be pending or issued patents held by parties not affiliated with us relating to technologies we use in the development or use of certain of our contrast agents. For example, in November 2003, we entered into an Intellectual Property Agreement with Dr. Martin R. Prince, an early innovator in the field of MRA relating to “dynamic” MRA, which involves capturing MRA images during the limited time, typically 30 to 60 seconds, available for imaging with extracellular MRI contrast agents. In this agreement, Dr. Prince made certain covenants and agreements and granted the Company certain discharges and releases in connection with the use of any magnetic resonance imaging drug product containing VasovistTM. Dr. Prince also granted to us a non-exclusive license to make, use, sell or otherwise transfer VasovistTM. Although we are not aware of any other similar patent claims in the field of MRA, they may exist.

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

Extensive government regulation may delay or prevent us from marketing VasovistTM or our other products under development.

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

Specifically, VasovistTM and EP-2104R are regulated by the FDA as drugs. The FDA has established substantial requirements for the research, development, manufacture and marketing of pharmaceutical drugs. The process required by the FDA before VasovistTM and our other product candidates may be marketed in the U.S. typically involves the performance of pre-clinical laboratory and animal tests; submission of an investigational new drug application, or IND; completion of human clinical trials; submission of a NDA to the FDA; and FDA approval of the NDA.

This regulatory approval process is lengthy and expensive. Although some of our employees have experience in obtaining regulatory approvals, we have only limited experience in filing or pursuing applications necessary to gain regulatory approvals. Pre-clinical testing of our product development candidates is subject to Good Laboratory Practices, as prescribed by the FDA, and the manufacture of any products developed by us will be subject to Good Manufacturing Practices, as prescribed by the FDA. We may not obtain the necessary FDA clearances and subsequent approvals in a timely manner, if at all. We cannot be sure as to the length of the clinical trial period or the number of patients that will be required to be tested in the clinical trials in order to establish the safety and efficacy of VasovistTM or any of our future product candidates. Our clinical trials may not be successful and we may not complete them in a timely manner. We could report serious side effects as the clinical trials proceed. Our results from early clinical trials may not predict results that we obtain in later clinical trials, even after promising results in earlier trials. The rate of completion of our clinical trials depends upon, among other things, the rate of patient enrollment and subsequent blinded reading of images and data analysis.

Furthermore, we, or the FDA or other regulatory authorities may alter, suspend or terminate clinical trials at any time. For example, in September 2001, after discussions with the FDA, we expanded our initial target indication for VasovistTM from one specific body region, the aortoiliac region, to a broader indication that included the entire body’s vascular system, except for the heart. This expansion required us to add two new clinical trials to our then existing Phase III clinical trial program; one to determine the efficacy of VasovistTM-enhanced MRA for the detection of vascular disease in the renal arteries, and another to determine the efficacy of VasovistTM-enhanced MRA for the detection of vascular disease in the pedal arteries. Although providing us with greater market potential for the sale of VasovistTM upon approval, this change to our Phase III clinical trial program and the associated delay in the startup of new clinical centers resulted in an approximate fifteen month delay in our NDA submission and an increase in costs associated with the program. If we do not successfully complete clinical trials for our product candidates, we will not be able to market these product candidates.

In addition, we may encounter unanticipated delays or significant costs in our efforts to secure necessary approvals.  In October 2004, we were notified by the FDA that it had extended the action date for completion of its review of the VasovistTM NDA by 90 days, to January 2005. In January 2005, we received an approvable letter from the FDA for VasovistTM in which the FDA requested additional clinical studies to demonstrate efficacy prior to approval.  In its approvable letter, the FDA indicated that its principal questions related to the non-contrast MRA comparator scans used in the Phase III trials and to the statistical treatment of uninterpretable scans.  In May 2005 the Company submitted a response to the FDA approvable letter, which was accepted by the FDA as a complete response in June 2005.   In its acceptance of the complete response, the FDA encouraged EPIX to consider a re-read of the images from the Phase III trials to provide additional information about the usefulness of dynamic and steady-state images, and to schedule a meeting with the FDA to discuss the merits and design of such a study.  In the meantime, the FDA agreed to conduct its review of the NDA, including the complete response.  In July 2005, EPIX requested a meeting with the FDA to discuss the design and implementation of a Phase IV study to investigate the relative contributions of dynamic and steady-state images in the use of VasovistTM.  In August, the FDA notified EPIX that such a meeting is premature.  We are continuing our dialogue with the FDA in order to determine the next steps we will need to take in the regulatory pathway for VasovistTM.  Although we remain confident in the safety and efficacy profile of VasovistTM, the approval, timeliness of approval or labeling of VasovistTM are subject to significant uncertainties related to a number of factors, including the process of reaching agreement with the FDA on the clinical data or any new clinical trial protocol required for regulatory approval of VasovistTM, the timing and process of conducting any clinical studies required, obtaining the desired outcomes of any required clinical studies and the FDA’s review process and conclusions regarding any additional VasovistTM regulatory submissions.  We cannot assume that we will be able to reach agreement with the FDA on the design or clinical endpoints required for additional clinical studies.  Further, we cannot assume that any such agreed upon clinical trials will be feasible for us to conduct or whether such trials will be completed in a commercially reasonable timeframe, if at all.  Any further clinical trials that are required could take several years to complete.  We may not obtain regulatory approval, even after the performance of clinical trials and the passage of time and the expenditure of such resources, for VasovistTM or any other product candidates that we develop. In July 2005, we announced that we would be amending our Phase II proof-of-concept clinical trial protocols for EP-2104R to include additional patient safety monitoring based on a review by the FDA of data from a 14-day, repeat dose preclinical toxicology study.  The additional patient monitoring in the Phase II trials is expected to extend the timeline and increase the costs for EP-2104R development.  Our analysis of data obtained from pre-clinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent FDA regulatory approval.  In addition, the FDA may require us to modify our future clinical trial plans or to conduct additional clinical trials in ways that we cannot currently anticipate, resulting in delays in our obtaining regulatory approval.  Delays in obtaining government regulatory approval could adversely affect our, or our partner’s, marketing as well as the ability to generate significant revenues from commercial sales.

Future U.S. legislative or administrative actions also could prevent or delay regulatory approval of our product candidates. Even if we obtain regulatory approvals, they may include significant limitations on the indicated uses for which we may market a product. A marketed product also is subject to continual FDA and other regulatory agency review and regulation. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Further, many academic institutions and companies conducting research and clinical trials in the MRI contrast agent field are using a variety of approaches and technologies. If researchers obtain any adverse results in pre-clinical studies or clinical trials, it could adversely affect the regulatory environment for MRI contrast agents in general. In addition, if we obtain marketing approval, the FDA may require post-marketing testing and surveillance programs to monitor the product’s efficacy and side effects. Results of these post-marketing programs may prevent or limit the further marketing of the monitored product. If we or our partners, such as Schering AG, cannot successfully market our products, we will not generate sufficient revenues to achieve or maintain profitability.

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

During the six months ended June 30, 2005, the closing price of our common stock ranged from $17.39 to $6.54. The last reported closing price for our common stock on June 30, 2005 was $8.85. If our stock price declines significantly, we may be unable to raise additional capital. Significant declines in the price of our common stock could also impede our ability to attract and retain qualified employees and reduce the liquidity of our common stock.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of similarly staged companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company’s securities, shareholders have often brought class action securities litigation against that company. Such litigation could result in substantial costs and a diversion of management’s attention and resources.  On January 27, 2005, a securities class action was filed in U.S. District Court for the District of Massachusetts against the Company and certain of its officers on behalf of persons who purchased the Company’s common stock between July 10, 2003 and January 14, 2005. The complaint alleges that the defendants violated the Securities Exchange Act of 1934 by issuing a series of materially false and misleading statements to the market throughout the class period, which statements had the effect of artificially inflating the market price of the Company’s securities. After this initial complaint was filed, other similar actions were filed against the Company and the same officers in the United States District Court for the District of Massachusetts. One of these later-filed complaints purports to be brought on behalf of persons who purchased the Company’s common stock between March 18, 2002 and January 14, 2005.  Since these actions were filed, various plaintiffs have filed motions to consolidate the related actions, and to appoint a lead plaintiff and lead counsel.  These motions are currently pending decision by the U.S. District Court.  Upon consolidation, we anticipate the filing of a consolidated amended complaint.  Assuming the allegations in the amended complaint mirror those in the extant complaints, we intend to file a motion to dismiss, arguing that the allegations are without merit.  Damages sought by the plaintiff are unspecified.

Although the Company maintains insurance to protect against losses which could result from such securities law suits, we are not presently able to estimate the potential losses, if any, related to these lawsuits, and the potential losses due to these lawsuits could exceed the limits of our insurance coverage.

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

Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to regulatory approvals and sales of our products, as well as other financial and business factors affecting our operations, many of which are beyond our control.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would result in a decrease in the fair market value of our total portfolio of approximately $91,000, and an increase of approximately $91,000, respectively, at June 30, 2005.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 27, 2005, a securities class action was filed in U.S. District Court for the District of Massachusetts against the Company and certain of its officers on behalf of persons who purchased the Company’s common stock between July 10, 2003 and January 14, 2005. The complaint alleges that the Company and certain of its officers violated the Securities Exchange Act of 1934 by issuing a series of materially false and misleading statements to the market throughout the class period, which statements had the effect of artificially inflating the market price of the Company’s securities. After this initial complaint was filed, other similar actions were filed against the Company and the same officers in the United States District Court for the District of Massachusetts. One of these later-filed complaints purports to be brought on behalf of persons who purchased the Company’s common stock between March 18, 2002 and January 14, 2005.  Since these actions were filed, various plaintiffs have filed motions to consolidate the related actions, and to appoint a lead plaintiff and lead counsel.  These motions are currently pending decision by the U.S. District Court.  Upon consolidation, we anticipate the filing of a consolidated amended complaint.  Assuming the allegations in the amended complaint mirror those in the extant complaints, we intend to file a motion to dismiss, arguing that the allegations are without merit.  Damages sought by the plaintiff are unspecified.  We are not presently able to estimate the potential losses, if any, related to these lawsuits.

Total legal costs related to these lawsuits for the six months ending June 30, 2005 were approximately $385,000.

We are not a party to any other material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on June 2, 2005, and the following matters were voted on at that meeting:

1.     The election of Christopher F.O. Gabrieli and Michael D. Webb, as a Class II Director, to serve until the 2008 annual meeting of stockholders, and until their successor have been duly elected and qualified.  The following chart shows the number of votes cast for or against them, as well as the number of votes withheld.

DIRECTOR	FOR	AGAINST	WITHHELD

Christopher F.O. Gabrieli	19,443,313	N/A	943,464
Michael D. Webb	19,921,779	N/A	464,998

The following is a list of the directors whose term of office as a director continued after the meeting:

DIRECTOR	TERM EXPIRES

Peter Wirth	2006
Mark Leuchtenberger	2006
Stanley T. Crooke, M.D., Ph.D.	2007**
Gregory D. Phelps	2007
Christopher F.O. Gabrieli	2008
Michael D. Webb	2008

** Dr. Crooke retired from EPIX’s Board of Directors effective June 22, 2005.

2.     The proposal to amend the Company’s Amended and Restated 1992 Equity Incentive Plan to increase the number of authorized shares of common stock available under the Plan from 6,599,901 shares to 7,099,901 shares.  The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker non-votes:

FOR	AGAINST	ABSTAIN	NON-VOTE
10,228,060	1,725,478	18,405	8,414,834

3.     The proposal to amend the Company’s Amended and Restated 1996 Director Stock Option Plan to increase the number of authorized shares of common stock available under the Plan from 300,000 shares to 400,000 shares.  The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker non-votes:

FOR	AGAINST	ABSTAIN	NON-VOTE
10,217,348	1,736,015	18,580	8,414,834

4.     The proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2005.  The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions:

FOR	AGAINST	ABSTAIN
20,334,213	37,685	14,879

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-30531) and incorporated herein by reference.
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

10.1	Named Executive Officer Bonus Awards and Plans. Filed herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Michael D. Webb.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert B. Pelletier.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIX Pharmaceuticals, Inc.

Date: August 5, 2005	By:	/s/ ROBERT B. PELLETIER

Robert B. Pelletier
Executive Director of Finance and Principal Accounting Officer