Form 10-Q/A
period 2005-03-31
EPIX Pharmaceuticals, Inc.
filed 2005-08-24
CIK 1027702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 on

FORM 10-Q/A

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

161 FIRST STREET

CAMBRIDGE, MA 02142

(Address of principal executive offices, including zip code)

(617) 250-6000

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 is being filed by the Registrant solely to correct an administrative error in the Certifications of Principal Executive Officer and Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

PART II—OTHER INFORMATION

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 24, 2005	By:	/s/ Robert B. Pelletier

Robert B. Pelletier
Executive Director of Finance and Principal
Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.