Form 10-Q/A
period 2005-06-30
EPIX Pharmaceuticals, Inc.
filed 2005-08-24
CIK 1027702

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 is being filed by the Registrant solely to correct an administrative error in the Certifications of Principal Executive Officer and Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

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