Form 10-K
period 2005-12-31
EPIX Pharmaceuticals, Inc.
filed 2006-03-01
CIK 1027702

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, $.01 Par Value Per Share
(Title of class)
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
      Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $205,914,136.
      As of February 15, 2006, the registrant had 23,284,810 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART I

ITEM 1.	BUSINESS
Overview
      At EPIX Pharmaceuticals, Inc., or EPIX, we discover and develop innovative pharmaceuticals for imaging that are designed to transform the diagnosis, treatment and monitoring of disease. We use our proprietary Target Visualization Technologytm to create imaging agents targeted at the molecular level. These agents are designed to enable physicians to use magnetic resonance imaging, or MRI, to obtain detailed information about specific disease processes. MRI has been established as the imaging technology of choice for a broad range of applications, including the identification and diagnosis of a variety of medical disorders. MRI is safe, relatively cost-effective and provides three-dimensional images that enable physicians to diagnose and manage disease in a minimally invasive manner.
      We are currently developing two products for use in MRI to improve the diagnosis of multiple diseases involving the body’s arteries and veins, collectively known as the vascular system: Vasovisttm, our novel blood-pool contrast agent for use in magnetic resonance angiography, or MRA, which was approved for marketing in all 25 member states of the European Union, or E.U., in October 2005; and EP-2104R, for use in detecting human thrombi, or blood clots, using MRI. We have entered into various partnership agreements with Schering AG with respect to both Vasovist and EP-2104R. In addition, we have active research programs with respect to products for diagnostic imaging and therapeutic uses.
      We are also actively seeking to acquire a privately-held therapeutics company with the goal of becoming a specialty pharmaceutical company.
Recent Events

Management
      In September 2005, our Board of Directors appointed Michael J. Astrue as Interim Chief Executive Officer. Mr. Astrue replaced Michael Webb, who resigned from EPIX and our Board of Directors in September 2005. In addition, our Chief Financial Officer resigned in July 2005. We currently have no Chief Financial Officer and our Executive Director, Finance, is serving as our Principal Accounting Officer.

Regulatory Update for Vasovist
      In December 2003, we submitted a new drug application, or NDA, for Vasovist to the U.S. Food and Drug Administration, or FDA. In January 2005, we received an approvable letter from the FDA for Vasovist in which the FDA requested additional clinical studies prior to approval. In May 2005, we submitted a response to the FDA approvable letter, which was accepted by the FDA as a complete response in June 2005. In November 2005, the FDA provided us with a second approvable letter. The second approvable letter indicated that at least one additional clinical trial and a re-read of images obtained in certain previously completed Phase III trials would be necessary before the FDA could approve Vasovist. We believe that these studies will require a substantial period of time to complete. No safety or manufacturing issues were raised in either approvable letter. We are working with outside regulatory and clinical consultants and the FDA to determine our next steps with respect to Vasovist in the United States. We met with the FDA in January 2006 to discuss the path forward for Vasovist and we are currently considering all of our options with respect to Vasovist, including formally appealing the FDA’s decision to require an additional clinical trial and/or conducting the additional clinical trial requested by the FDA.
      In October 2005, the European Medicines Agency, or EMEA, granted marketing approval of Vasovist for all 25 member states of the E.U. We expect that Schering AG, our partner for Vasovist, will launch Vasovist in Europe in the first quarter of 2006.

Strategic Acquisition
      For approximately one and a half years, we have been attempting to in-license therapeutic products in addition to continuing our internal research and development of diagnostic imaging drugs and therapeutic products.
      As a result of our inability to in-license an appropriate therapeutic product candidate, we have revised our corporate strategy. Specifically, we are actively pursuing the acquisition of a smaller, privately-held therapeutics company. Our goal is to execute a transformative transaction that results in the formation of a specialty pharmaceuticals company with capabilities in both therapeutics and diagnostic imaging.
      We believe that our financial position and our publicly traded common stock, together with our portfolio of innovative diagnostic imaging product candidates, could make us an attractive partner for a privately-held therapeutics company with interesting technology and clinical-stage products. The criteria being used to evaluate potential merger candidates include (1) the number of products such companies have in human clinical trials, (2) the quality and depth of management of the merger candidate, (3) the geographic location of such companies, with a clear preference given to Massachusetts-based companies, and (4) the avoidance of more speculative technologies, such as RNA interference and gene therapy.
      Although we are not able to estimate if or when such a strategic acquisition may be consummated, we are actively pursuing such a transaction and are in discussions with several potential partners.

Reduction-in-Force
      As a result of the FDA’s second approvable letter regarding Vasovist, we eliminated approximately 50% of our workforce in January 2006. The reductions affected both our research and development and our general and administrative areas. Prior to the initial announcement on November 23, 2005 of our intention to reduce our workforce, we had 93 employees. Following the completion of the reduction, we have approximately 44 employees.
      The workforce reduction resulted in a one-time charge of approximately $1.0 million, which was recognized in the fourth quarter of 2005. Pending any increases in spending associated with FDA-related activity with respect to Vasovist or any changes in spending that result from a transformative transaction, we expect that the reductions in staff should reduce our projected use of cash in 2006 by approximately 30%, or $7 million, excluding non-recurring cash payments associated with the reduction. In 2005, we had a cash burn of approximately $25 million. Several employees included in the reduction will terminate their employment later in the first half of 2006 as they complete work on important activities.
      Under this reorganization, we plan to focus our resources primarily on the development of our lead products, Vasovist and EP-2104R. Accordingly, we have decided to cease work on the majority of our research projects related to imaging. We continue to allocate resources to one high-priority research project.

EP-2104R
      EP-2104R entered Phase II clinical trials in April 2005. In July 2005, we announced that we would be amending our Phase II proof-of-concept clinical trial protocols for EP-2104R to include additional patient safety monitoring based on a review by the FDA of observations from a 14-day, repeat dose preclinical toxicology study. We believe that these observations, which were evident in both treated and untreated test animals, are not related to EP-2104R. The additional patient monitoring requested by the FDA in the Phase II trials has extended the timeline and increased the cost for EP-2104R development. Most recently, we announced that we have successfully accelerated the enrollment in the Phase II trials and now anticipate completion of enrollment in the first quarter of 2006. We further indicated that we have seen encouraging images, which may be indicative of EP-2104R’s potential utility for identifying patients at risk of acute thrombotic events, such as stroke.

Fibrin-Binding Therapeutic Program
      We have completed proof-of-concept studies for our anticoagulant therapeutic program and intend to pursue the licensing of this technology to a larger therapeutic company for further development. For these tests, we used a proprietary molecule derived from our patented technology and attached it to the direct thrombin inhibitor melagatran, the active form of Exanta. Results from animal studies were mixed, with one model demonstrating positive results and one model generating significantly less positive data. We believe that the combined information is sufficiently encouraging that a larger pharmaceutical company may be interested in evaluating the potential of this technology in next-generation anticoagulant and antithrombotic drugs. The fibrin-binding technology may allow for more specific targeting of these drugs, which in turn, may result in a reduced risk of the bleeding associated with anti-coagulation.

Schering AG
      In October 2005, we announced that an amendment to the research collaboration agreement had been entered into with Schering AG. This amendment narrows the definition of the field of our collaboration with Schering AG. This research collaboration expires in May 2006, and we believe that it is unlikely that the parties will extend the term of the collaboration. We expect to discuss the disposition of current research programs with Schering AG prior to expiration of the collaboration and to continue to advance at least some of these programs either on our own or with another partner.
      In June 2004, we entered into a loan agreement with Schering AG which entitled us to borrow up to $15.0 million from time to time. We repaid the loan in full in October 2005, and in January 2006, we terminated the loan agreement with Schering AG.
EPIX Technology
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
      We develop metal complexes that are engineered to bind to particular proteins in the body. This binding causes increased concentration and retention of the contrast agent in the specific tissues and fluids that contain the targeted molecules. The chemical structure of Vasovist, for example, is designed to bind selectively to albumin, the most common blood protein, which keeps the agent localized within the bloodstream for an extended period of imaging. In designing EP-2104R for use in imaging blood clots, we have used phage display to select a family of highly specific peptides that bind to fibrin, the dominant protein inside clots, without binding to circulating plasma proteins, including fibrinogen, a similar but far less clot-specific protein in blood.
      The binding of a contrast agent to its receptor reduces the rate at which the agent rotates in solution. This reduced rotation rate leads to a complex magnetic effect whereby the agent’s signal-enhancing characteristics are substantially increased, resulting in a stronger signal during MR scans. For Vasovist, binding to albumin results in an up to 10-fold increase in signal relative to non-specific gadolinium agents. We also have technology for the synthesis of discrete, compact clusters of gadolinium chelates to increase the signal from a single targeting molecule. This involves the use of both chemistry and biophysics to maintain the signal-enhancing effect.
Products Under Development

Vasovist
      Our lead product, Vasovist, is an injectable intravascular contrast agent designed to provide visual imaging of the vascular system through MRA. We believe that Vasovist-enhanced MRA has the potential to improve the diagnosis of multiple diseases of the vascular system, including vascular disease outside the heart and diseases that affect the coronary arteries and reduce blood flow to the heart. Our initial target indication for Vasovist is for use in MRA imaging of non-coronary vascular disease.
      In December 2003, we submitted a NDA for Vasovist to the FDA and in June 2004, our development partner Schering AG submitted a Marketing Authorization Application, or MAA, to the EMEA. In January 2005, we received an approvable letter from the FDA for Vasovist in which the FDA requested additional clinical studies prior to approval. In May 2005, we submitted a response to the FDA approvable letter, which was accepted by the FDA as a complete response in June 2005. In October 2005, the EMEA granted approval of Vasovist for all 25 member states of the E.U. In November 2005, the FDA provided us with a second approvable letter. The second approvable letter indicated that at least one additional clinical trial and a re-read of images obtained in certain previously completed Phase III trials will be necessary before the FDA could approve Vasovist. We believe that these studies would require a substantial period of time to complete. No safety or manufacturing issues were raised in the second approvable letter. We had a meeting with the FDA in January 2006 to discuss the path forward for Vasovist in the U.S. and we are currently considering all of our options, including formally appealing the FDA’s decision to require an additional clinical trial and/or conducting the additional clinical trial requested by the FDA.
      We believe that Vasovist will significantly enhance the quality of MRI images and provide physicians with a minimally-invasive and cost-effective method for diagnosing vascular disease. We also believe that Vasovist-enhanced MRA has the potential to simplify the diagnosis of vascular disease. We believe that Vasovist-enhanced MRA will be a less invasive method of imaging a patient’s vascular anatomy for the evaluation of disease.
      The NDA we submitted to the FDA for Vasovist is primarily based on a 780-patient Phase III clinical trial program designed to test the safety and efficacy of Vasovist for the imaging of peripheral vascular disease. Four Phase III trials were conducted to determine the efficacy of Vasovist-enhanced MRA for the detection of vascular disease in the peripheral arterial system, including the aorta, iliac and femoral arteries of the legs, lower abdomen and pelvic regions, as well as in the renal arteries of the kidneys and in the pedal arteries of the feet. We believe all four trials in the Phase III program for Vasovist met their prospectively-defined primary endpoints as specified in the clinical trial protocols. We believe that an important feature of Vasovist is that it yielded a minimal number of uninterpretable MRA images in the Phase III trials, while non-contrast MRA produced a significantly higher rate of uninterpretable images.
      In both approvable letters related to the NDA for Vasovist, the FDA indicated that its principal questions surrounding the efficacy of Vasovist relate to the non-contrast MRA comparator scans used in the Phase III trials and to the statistical treatment of uninterpretable scans. The Vasovist Phase III clinical trial protocol required investigators to use their institutional standard medical imaging practice for acquiring non-contrast MRA comparator scans at each site. The FDA expressed concern that a uniform non-contrast MRA imaging method was not used by all sites. The FDA requested, and we provided, a series of analyses showing alternative statistical treatment of uninterpretable scans in the calculation of the sensitivity and specificity of both non-contrast and Vasovist-enhanced MRA imaging methods in the Phase III trials. Eliminating the effects of uninterpretable scans completely from the sensitivity and specificity statistical calculation reduces the resultant efficacy improvements for Vasovist over non-contrast MRA reported in the Phase III trials.

EP-2104R
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
      EP-2104R entered Phase II clinical trials in April 2005. In July 2005, we announced that we would be amending our Phase II proof-of-concept clinical trial protocols for EP-2104R to include additional patient safety monitoring based on observations by the FDA of data from a 14-day, repeat dose preclinical toxicology study. We believe that the observations, which were evident in both treated and untreated groups, are not related to EP-2104R. The additional patient monitoring in the Phase II trials extended the timeline and increased the cost for EP-2104R development. These studies are expected to complete enrollment in the first quarter of 2006.
      We are encouraged by the quality of images we have seen to date in our on-going Phase II study and accordingly, we have asked Schering AG to exercise its option to license to develop and market EP-2104R. The option, which would include payments to us on the exercise of the option as well as based upon achievement of milestones and royalty payments based on future sales, is exercisable for a specified period which commences on the provision to Schering AG of a study report following the conclusion of the Phase II clinical trial. If Schering AG declines to exercise the option, the rights to EP-2104R would revert to us.
Use of Vasovist with MRI and MRA Technology
      We believe that there is significant clinical need for an FDA-approved highly accurate, minimally-invasive technology that can enhance MRI and that provides more comprehensive diagnostic information about the vascular system. We believe that Vasovist-enhanced MRA may facilitate several clinically valuable diagnostic procedures, particularly in diagnosing vascular disease.
      MRI is the imaging technology of choice for a broad range of applications, including brain tumors, knee injuries and disorders of the head, neck and spine. The use of MRI has grown steadily over the past 10 years in part due to its broader availability, improved imaging capabilities and the lack of radiation exposure to the patient. MRI is performed by placing a portion of the patient’s body in a magnetic field and applying safe, low-energy radio waves. The different organs and tissues in the body respond uniquely to the electromagnetic field within the MRI scanner, and these responses can be captured and converted into high-resolution three-dimensional images. When a contrast agent is used, it is injected into a vein in the patient’s arm prior to an MRI exam to amplify the signal from the anatomical structure that is being imaged. MRI scanners are characterized by the strength of the magnetic field they generate. Typical MRI scanners, those most commonly found in hospitals, generate a relatively strong magnetic field and therefore require significant infrastructure for installation. Low-field scanners, whose magnetic fields are less than one-third the strength of traditional scanners, are often found in non-hospital settings due to their relatively low cost and infrastructure requirements. The trade-off for low-field MRI scanners is that a decrease in the strength of the magnetic field results in a decrease in the MRI signal detected, which typically results in reduced image quality.
      While MRI is currently used extensively to image many organs and tissues in the body, its use in imaging the vascular system has been limited. Currently-available MRI contrast agents are not optimal for imaging many vascular beds due to the rapid leakage of the injectable contrast agent from the vascular system into the surrounding tissue as well as rapid excretion from the body, resulting in only approximately 30 to 60 seconds for the imaging of a limited vascular area. As a result of this rapid clearance from the vascular system, the time available to image blood vessels with these contrast agents is too short to obtain the high resolution images of multiple vascular regions desired for broad clinical application. In addition, performance of MRA using currently approved contrast agents generally requires specialized equipment and specially trained staff. None of the currently available MRI contrast agents are approved by the FDA for use in MRA.
      While the use of MRA is expanding among experts, its major application has been in the head and neck and it has not had a significant impact on the diagnosis of vascular disease to date, with the exception of arterial studies of the head and neck. Non-contrast MRA exams of the vascular system, which image blood flow, are often ineffective when used in patients with vascular disease because of the minimal blood flow or turbulent blood flow associated with this condition. Even for the imaging of the carotid arteries in the neck, where non-contrast, flow-based MRA has had some clinical impact, the lack of direct anatomic data limits the ability of MRA to provide a quantitative measurement of stenosis required for accurate diagnosis. MRA exams using existing general-use contrast agents are limited by the rapid diffusion of the agents out of the vascular system, which reduces the time during which an image can be acquired. Consequently, many experts believe MRI contrast agents that remain in the bloodstream for extended periods of time will be necessary to attain widespread use of MRI to image the vascular system.
      Vasovist is specifically designed to improve the quality of magnetic resonance images of the arteries and veins and to provide physicians with a high resolution method for diagnosing vascular disease. Vasovist is a small molecule that produces an MRI signal because of the presence of gadolinium, a magnetically active element favored by clinicians for enhancing magnetic resonance images. Using standard MRI techniques, Vasovist-enhanced MRA produces a strong magnetic signal, resulting in bright images of the blood against the dark background of surrounding tissue. Because of its affinity for serum albumin, Vasovist remains at high concentrations in the bloodstream throughout an MRI exam, providing the extended period, approximately 60-minutes, of imaging time and signal strength required to obtain a high resolution image of multiple regions of the vascular system. Like most currently available general use MRI contrast agents, Vasovist is designed to be safely eliminated from the body through the kidneys over time. In clinical studies of renally-compromised patients, Vasovist appeared safe and well tolerated, a potentially important feature given the inherent risks of X-ray contrast agents used in X-ray angiography.
      We believe that Vasovist, by providing a longer imaging window, allowing visualization of multiple arterial beds and making MRA easier to perform, has the potential to become the preferred contrast agent for a significant portion of MRAs currently performed with general use contrast agents. Unlike most currently available general use MRI contrast agents, which are non-specific and rapidly clear out of the arteries and veins, Vasovist is designed to bind reversibly to albumin, the most common protein in the blood. Because of its affinity for albumin, Vasovist has an enhanced effect on the magnetic properties of the blood and remains at relatively stable concentrations in the bloodstream throughout the MRI exam and, therefore, provides the image acquisition time and signal strength needed to obtain high resolution images of the vascular system. These images are intended to provide sufficient anatomical detail for definitive diagnosis and surgical planning. Accordingly, we believe that Vasovist-enhanced MRA has the potential to replace a significant portion of the conventional diagnostic X-ray angiograms performed each year.
      Atherosclerosis is one of the most common forms of vascular disease. This condition refers to the accumulation of fatty plaques in the inner lining of blood vessels, resulting in a thickening of affected vessels. As the disease progresses, the arteries can become weakened or increasingly narrowed, thereby reducing blood flow to vital organs, including the heart and brain. Clinicians have also begun to realize the importance of characterizing atherosclerotic plaques once they have been identified. Even in arteries where significant narrowing has not yet occurred, vulnerable plaques may rupture, causing a blood clot to form, which can result in heart attack, stroke and death. We believe that the ability to characterize plaques may allow physicians to identify those regions of vascular disease that present the most immediate threat to patients’ health and that Vasovist will aid in the evaluation of the disease.
      We believe that Vasovist, coupled with anticipated advances in software and hardware for MRI equipment, will enable physicians to use MRI to perform a minimally-invasive, integrated cardiac exam for the diagnosis of coronary artery disease. Such a procedure would be designed to provide information on coronary artery anatomy, including location of arterial blockages as well as cardiac perfusion and cardiac function data, in one sitting early in the diagnostic work-up. Because the procedure is intended to provide physicians with more comprehensive diagnostic information at an earlier stage of the diagnostic work-up, physicians would be able to make a more informed diagnosis and therefore arrange for appropriate patient treatment sooner than would otherwise be possible, thereby potentially achieving better patient outcomes at a lower cost. We believe that over half of the patients in the U.S. who enter the diagnostic pathway for coronary artery disease each year could be candidates for such an integrated cardiac exam.
      We believe Vasovist-enhanced MRA will find significant clinical utility beyond the diagnosis of vascular disease. Because of its potential for high-resolution imaging of the vasculature, Vasovist may be useful in diagnosing several conditions involving damaged or abnormal microvessels, such as cancer. In addition, as it is targeted to albumin, Vasovist-enhanced MRA may play a role in diagnosing conditions which result in regions of atypical albumin concentration, such as inflammation due to infection or due to rheumatoid diseases, such as arthritis or lupus.
Strategic Alliances and Collaborations

Schering AG
      In June 2000, we entered into a strategic collaboration agreement for Vasovist pursuant to which we granted Schering AG an exclusive license to co-develop and market Vasovist worldwide, excluding Japan. In December 2000, we amended this strategic collaboration agreement to grant to Schering AG the exclusive rights to develop and market Vasovist in Japan. Generally, each party to the agreement will share equally in Vasovist costs and profits. Under the agreement, we will assume responsibility for completing clinical trials and filing for FDA approval in the U.S. Schering AG will lead clinical and regulatory activities for the product outside the U.S. In addition, we granted Schering AG an exclusive option to develop and market an unspecified vascular MRI blood pool agent from our product pipeline. In connection with this strategic collaboration and the amendment to our strategic collaboration agreement with Tyco/ Mallinckrodt, as further described below, Schering AG paid us an up-front fee of $10.0 million, which we then paid to Tyco/ Mallinckrodt. Under the agreement, Schering AG also paid us $20.0 million in exchange for shares of our common stock through its affiliate, Schering AG Berlin Venture Corporation, or Schering AG BV. We may receive up to an additional $28.8 million in milestone payments under the strategic collaboration agreement, of which $5.5 million has been paid to date and up to an additional $1.3 million may be earned upon U.S. product approval. Following commercial launch of Vasovist, we will also be entitled to receive a royalty on products sold outside the U.S. and a percentage of Schering AG’s operating profit margin on products sold in the U.S.
      Also, under the strategic collaboration agreement with Schering AG, we have options to acquire certain participation rights with respect to two of Schering AG’s MRI imaging products currently in clinical trials, SHU555C and Gadomer. We are entitled to exercise these options on a region-by-region basis upon the payment of certain fees. If we exercise the SHU555C option, we will enter into a definitive agreement with Schering AG with respect to SHU555C, pursuant to which Schering AG will be responsible for the conduct of all development, marketing and sales activities in connection with SHU555C. If we exercise the Gadomer option, we will enter into a definitive agreement with Schering AG with respect to Gadomer, pursuant to which we will share development costs incurred from the date of the option exercise, as well as profits, equally with Schering AG and we will be obligated to make milestone payments to Schering AG.
      Under the terms of the strategic collaboration agreement for Vasovist, either party may terminate the agreement upon thirty days notice if there is a material breach of the contract or if either party fails to meet certain milestones. In addition, Schering AG may terminate the agreement at any time on a region-by-region basis or in its entirety, upon six months written notice to us; and we may terminate the agreement with respect to development of Vasovist in the E.U. at any time upon ninety days written notice to Schering AG, if Schering AG has failed to meet its obligations in connection with the regulatory approval of Vasovist in the E.U.
      In May 2003, we announced a broad alliance with Schering AG for the discovery, development and commercialization of molecularly-targeted contrast agents for MRI. The alliance is composed of two areas of collaboration with one agreement providing for exclusive development and commercialization collaboration for EP-2104R, our product candidate for the detection of thrombus, as well as any other product candidate that we and Schering AG determine to develop for detection of thrombus using MRI, and the second agreement covering an exclusive research collaboration to discover novel compounds for diagnosing human disease using MRI. As a result of the alliance, Schering AG has an option to the late stage development and worldwide marketing rights for EP-2104R, other thrombus imaging agents and for all development candidates emerging from the MRI research collaboration.
      Under the terms of the EP-2104R agreement, we are responsible for execution of a clinical feasibility program in humans. At the end of the feasibility program, Schering AG may exercise an option to develop and commercialize EP-2104R under which Schering AG will receive an exclusive, worldwide license for EP-2104R and become responsible for all further development, manufacturing, marketing and sales. Schering AG made fixed payments to us totaling approximately $9.0 million to cover our expenditures in the feasibility program. In addition, if Schering AG exercises its option to develop and commercialize EP-2104R, Schering AG will pay us up to $15.0 million in additional payments upon the occurrence of certain development and commercial events as well as royalties on sales attributable to the EP-2104R development effort. The royalty rate will depend on the level of annual net sales. In addition to funding for our feasibility program and milestone and base royalty payments, we have the right to increase our royalty rate by paying to Schering AG a portion of the costs of clinical development.
      Under the terms of the MRI three-year joint research agreement, we and Schering AG have exclusively combined our existing research programs in the field of diagnosing human disease using MRI to discover novel MRI product candidates for clinical development. Schering AG funds a portion of our related personnel costs and third party research costs of up to $2.0 million per annum. Also under the MRI research agreement, Schering AG has the first option to obtain exclusive, worldwide rights for the product candidates and, upon exercising the option, would become responsible for all future development, manufacturing, marketing and sales. We would receive a base royalty on net sales with the option to increase the royalty by participating in development funding. If Schering AG does not exercise its option, we may license the product to a third party and Schering AG would receive a base royalty on net sales and milestone payments.
      In October 2005, we announced that an amendment to the research collaboration agreement had been entered into with Schering AG. This amendment narrows the definition of the field of our collaboration with Schering AG. This research collaboration expires in May 2006, and we believe that it is unlikely that the parties will extend the term of the collaboration. We expect to discuss the disposition of current research programs with Schering AG prior to expiration of the collaboration and to continue to advance at least some of these programs either unilaterally or with another partner.
      In May 2003, we entered into a loan agreement with Schering AG which entitled us to borrow up to $15.0 million from time to time. We repaid the loan in full in October 2005 and in January 2006, we terminated the loan agreement with Schering AG.
      On May 8, 2000, we granted to Schering AG a worldwide, royalty-bearing license to patents covering Schering AG’s development project, Primovist, an MRI contrast agent for imaging the liver, approved in the E.U. in 2004. Also on May 8, 2000, Schering AG granted us a non-exclusive, royalty-bearing license to certain of its Japanese patents. We agreed to withdraw our invalidation claim of Schering AG’s Japanese patent 1,932,626 in the Japanese Patent Office pursuant to this license agreement. See “Patents and Proprietary Rights.” Schering AG had been an opposing party in our European patent case prior to the licensing agreement. On May 9, 2000, the Opposition Division of the European Patent Office maintained our European patent in a slightly amended form. The patent is owned by Massachusetts General Hospital, or MGH, and is exclusively licensed to us. The remaining opposing parties initially elected to appeal the May 9, 2000 decision. However, in September 2001, we settled this patent dispute with the opposing parties by entering into a non-exclusive royalty bearing license agreement with Bracco. See “Patents and Proprietary Rights” for further discussion of this settlement.

Tyco/ Mallinckrodt
      In June 2000, in connection with the exclusive license that we granted to Schering AG, we amended our strategic collaboration with Tyco/ Mallinckrodt to grant Tyco/ Mallinckrodt a non-exclusive, worldwide license to manufacture Vasovist for clinical development and commercial use in accordance with a manufacturing agreement entered into in June 2000 between Tyco/ Mallinckrodt and Schering AG, and to enable us to enter into the strategic collaboration agreement with Schering AG described above. In connection with this amendment, we paid Tyco/ Mallinckrodt an up-front fee of $10.0 million and are obligated to pay up to an additional $5.0 million in milestone payments, of which $2.5 million was paid following NDA filing in February 2004 and $2.5 million will be paid upon U.S. product approval. We will also pay Tyco/ Mallinckrodt a share of our Vasovist operating profit margins in the U.S. and a percentage of the royalty that we receive from Schering AG on Vasovist gross profits outside the U.S.

Daiichi
      In March 1996, we entered into a development and license agreement with Daiichi pursuant to which we granted Daiichi an exclusive license to develop and commercialize Vasovist in Japan. Under this arrangement, Daiichi assumed primary responsibility for clinical development, regulatory approval, marketing and distribution of Vasovist in Japan. We retained the right and obligation to manufacture Vasovist for development activities and commercial sale under the agreement. In December 2000, we reacquired the rights to develop and commercialize Vasovist in Japan from Daiichi. Under the terms of this reacquisition agreement with Daiichi, we agreed to pay Daiichi a total amount of $5.2 million, of which we paid $2.8 million in January 2001 and $2.4 million in December 2003. Daiichi will also receive a royalty from us based on net sales of Vasovist in Japan. Simultaneously with our reacquisition from Daiichi of the Vasovist development and marketing rights in Japan, we assigned these rights to Schering AG as described above.

Dyax
      We entered into a collaboration agreement in 1997 and two further collaboration and license agreements in November 2004 with Dyax Corp., or Dyax, for research relating to our thrombus program and other research programs. Under the terms of the thrombus program agreements with Dyax, we have exclusive worldwide rights to develop and commercialize ligands and derivatives of fibrin-binding peptides discovered during the research collaboration with Dyax. These rights include both an exclusive license to diagnostic imaging compounds (excluding radiopharmaceuticals) as well as therapeutic compounds. In return for these exclusive license rights, we agreed to pay Dyax certain specified research related payments, milestone payments and royalties upon commercialization of certain products arising from the these programs.

Massachusetts General Hospital
      We have entered into a license agreement with Massachusetts General Hospital, or MGH, pursuant to which MGH has granted us an exclusive worldwide license to the patents and patent applications which relate to Vasovist. The MGH license imposed certain due diligence obligations with respect to the development of products covered by the license, all of which have been fulfilled to date. The MGH license requires us to pay royalties on our net sales of Vasovist through 2006. We must also pay MGH a percentage of all royalties received from our sublicensees until 2006 or later on any sublicense if the MGH patents related to that sublicense are extended. We believe that the expiration of these patents does not compromise our proprietary position with respect to Vasovist.

Prince
      In November 2003, we entered into an intellectual property agreement with Dr. Martin R. Prince, an early innovator in the field of MRA relating to “dynamic” MRA, which involves capturing MRA images during the limited time, typically 30 to 60 seconds, available for imaging with extracellular agents. Under the terms of the intellectual property agreement, Dr. Prince made certain covenants and agreements and granted us certain discharges, licenses and releases in connection with the use of Vasovist. In consideration of Dr. Prince entering into the agreement, we agreed to pay him an upfront fee and royalties on sales of

Vasovist consistent with a non-exclusive early stage academic license and agreed to deliver to him 132,000 shares of our common stock and certain quantities of Vasovist.
Competition
      The healthcare industry is characterized by extensive research efforts and rapid technological change and there are several companies that are working to develop products similar to ours. However, there are a number of general use MRI agents approved for marketing in the U.S. and in certain foreign markets that, if used or developed for MR angiography, are likely to compete with Vasovist. Such products include Magnevist® and Gadovist® by Schering AG, Dotarem® by Guerbet, S.A., Omniscan® by GE Healthcare, ProHance® and MultiHance® by Bracco and OptiMARK® by Tyco/ Mallinckrodt. We are aware of five agents under clinical development that have been or are being evaluated for use in MRA: Schering AG’s Gadomer and SHU555C, Guerbet’s Vistarem®, Bracco’s B-22956/1, Ferropharm’s Code VSOP-C184, and Advanced Magnetics’ Ferumoxytol. We are aware of no MRI contrast agent other than our prototype being developed for use in imaging blood clots. We cannot assure you that our competitors will not succeed in the future in developing products that are more effective than any that we are developing. We believe that our ability to compete in developing MRI contrast agents depends on a number of factors, including the success and timeliness with which we complete FDA trials, the breadth of applications, if any, for which our products receive approval, and the effectiveness, cost, safety and ease of use of our products in comparison to the products of our competitors.
      In addition to competition within the MRI field, we also face competition from other imaging technologies, including CT scans, ultrasounds, and X-ray scans. Our success will depend on physician acceptance of MRI as a primary imaging modality for certain vascular and other applications.
Patents and Proprietary Rights
      We consider the protection of our proprietary technologies to be material to our business prospects. We pursue a comprehensive patent program in the U.S. and in other countries where we believe that significant market opportunities exist.
      We own or have exclusively licensed patents and patent applications related to our core technologies. Our patents and patent applications relating to our technology include the following:

•	Two U.S. patents exclusively licensed from MGH which expire in 2006 (U.S. Patents 4,899,755 and 4,880,008) as well as their cognate patents in certain foreign countries, including EPO 222,886. These patents generally relate to MRI signal generation technology, albumin binding with metal chelates and liver targeting metal chelates.

•	Eleven U.S. patents owned by us as well as their cognate patents and applications in certain foreign countries:

•	U.S. Patent 5,582,814, “Contrast Agents for Diagnostic Imaging” (granted December 10, 1996; expires April 15, 2014)

•	U. S Patent 5,919,967, “Process for Synthesizing Phosphodiesters” (granted July 6, 1999; expires April 11, 2017)

•	U.S. Patent 6,548,044, “Imaging Sexual Response” (granted April 15, 2003; expires November 21, 2020)

•	U.S. Patent 6,549,798, “Magnetic Resonance Angiography Data” (granted April 15, 2003; expires February 7, 2021)

•	U.S. Patent 6,652,835, “Targeting Multimeric Imaging Agents Through Multilocus Binding” (granted November 25, 2003; expires July 28, 2020)

•	U.S. Patent 6,676,929, “Diagnostic Imaging Contrast Agents With Extended Blood Retention” (granted January 13, 2004; expires February 1, 2015; however, the USPTO has indicated that the patent is entitled to 114 days of patent term adjustment)

•	U.S. Patent 6,709,646, “Bioactivated Diagnostic Imaging Contrast Agents” (granted March 23, 2004; expires March 25, 2017; however, the USPTO has indicated that the patent is entitled to 99 days of patent term adjustment)

•	U.S. Patent 6,861,045, “Contrast-enhanced diagnostic imaging method for monitoring interventional therapies” (granted March 1, 2005; expires October 2, 2017; however the USPTO has indicated that the patent is entitled to 424 days of patent term adjustment)

•	U.S. Patent 6,925,321, “Magnetic Resonance Angiography Data” (granted August 2, 2005; expires February 7, 2021)

•	U.S. Patent 6,969,507, “Imaging Sexual Response” (granted November 29, 2005; expires November 21, 2020; however the USPTO has indicated that the patent is entitled to 117 days of patent term adjustment)

•	U.S. Patent 6,991,775, “Peptide-based multimeric targeted contrast agents” (granted January 31, 2006; expires July 30, 2022)

•	Nineteen U.S. utility applications in prosecution as well as their cognate applications in certain foreign countries and six provisional utility applications. Some of these relate to MRI, Vasovist and methods of use, EP-2104R and methods of use, and others to therapeutics and methods of use.
      Some of our patents related to Vasovist will expire in 2006 in the U.S. and Europe. Other patents related to Vasovist will not expire until 2015. Protection for Vasovist manufacturing processes in the U.S. will not expire until 2017. Patents related to certain methods of using Vasovist will not expire until 2021. We plan to apply for patent term extension on one of the patents or patent applications described above under the Hatch/ Waxman provisions, which may extend the term of our patent protection.
      A patent related to EP-2104R will not expire until 2022. If all of our pending patent applications issue with claims substantially similar to those currently set forth in such applications, further patent protection for EP-2104R may not expire until 2022.
Contractual Disputes
      We have received various payments, including royalties on a quarterly basis, pursuant to a license with Bracco. In December 2004, we learned from Bracco that Bracco was asserting that it had overstated non-U.S. royalties to us for the period 2001 to 2004 and that it would offset the amount of the overstatement against its royalty payments to us, including those triggered by FDA approval of MultiHance® in the U.S. We have challenged Bracco’s underpayment, its right to recalculate previous royalties under our license agreement and the substance of its restatements and are in discussions with Bracco regarding the resolution of this dispute.
      On May 8, 2000, we granted to Schering AG a worldwide royalty-bearing license to our patents covering Schering AG’s development project, Primovist, an MRI contrast agent for imaging the liver, approved in the E.U. in 2004. Also on May 8, 2000, Schering AG granted us a non-exclusive royalty-bearing license to its Japanese Patent Nos. 1,932,626 and 1,968,413, and its Japanese Application corresponding to PCT Intl. Pub. No. WO99/16474. We have agreed to withdraw our invalidation claim of Schering AG’s Japanese Patent No. 1,932,626 in the Japanese Patent Office pursuant to this license agreement. As a result of the settlement and license agreements with Bracco and Schering AG, apart from our royalty dispute with Bracco, we are not aware of any legal actions involving this patent family.

Manufacturing
      We do not have, nor do we currently have plans to develop, full-scale manufacturing capability for Vasovist. Schering AG is responsible for the manufacture of Vasovist. Schering AG relies on Tyco/Mallinckrodt as the sole manufacturer of Vasovist for human clinical trials and commercial use. Together with Schering AG, we are considering alternative manufacturing arrangements for Vasovist for commercial use, including the transfer of manufacturing to Schering AG. In the event that Tyco/ Mallinckrodt fails to fulfill its manufacturing responsibilities satisfactorily, Schering AG has the right to purchase Vasovist from a third party or to manufacture the compound itself.
Government Regulation
      The manufacture and commercial distribution of pharmaceuticals are subject to extensive governmental regulation in the U.S. and other countries. Pharmaceuticals, including contrast-imaging agents for use with MRI, are regulated in the U.S. by the FDA under the Food, Drug and Cosmetic Act, or FD&C Act, and require FDA approval prior to commercial distribution. Pursuant to the FD&C Act, pharmaceutical manufacturers and distributors must be registered with the FDA and are subject to ongoing FDA regulation, including periodic FDA inspection of their facilities and review of their operating procedures. Both before and after approval, noncompliance with applicable requirements can result in failure to receive approval, withdrawal of approval, total or partial suspension of production, fines, injunctions, civil penalties, recalls or seizure of products and criminal prosecution, each of which would have a material adverse effect on our business, financial conditions and results of operations.
      In order to undertake clinical trials and market pharmaceutical products for diagnostic or therapeutic use in humans, the procedures and safety standards established by the FDA and comparable agencies in foreign countries must be followed. In the U.S., a company seeking approval to market a new pharmaceutical must obtain FDA approval of an NDA. The steps required before a drug may be marketed in the U.S. include:

•	performance of pre-clinical laboratory and animal studies;

•	submission to the FDA of an application for an investigational new drug application, or IND, which must become effective before human clinical trials may commence;

•	completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the pharmaceutical for its intended use;

•	submission to the FDA of a NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance; and

•	FDA review and approval of the NDA.
      Pre-clinical studies include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulation. The results of the pre-clinical studies and the protocol for the proposed clinical trial are submitted to the FDA as part of an IND. An investigational new drug application automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the clinical trials outlined in the investigational new drug application. In that case, the investigational new drug application is placed on clinical hold and the sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol together with information about the clinical investigators who will perform the studies and the institutions at which the trials will be performed are submitted to the FDA as part of the IND.

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
      Clinical trials under the IND are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the pharmaceutical into humans, the pharmaceutical is tested for safety, dosage tolerance, metabolism, distribution, excretion and clinical pharmacology in healthy adult subjects. Imaging agents may also be subject to additional Phase I trials under which an agent’s imaging characteristics in humans are first evaluated. Phase II involves a detailed evaluation of the safety and efficacy of the agent in a range of doses in patients with the disease or condition being studied. Phase III clinical trials typically consist of evaluation of safety and efficacy in a larger patient population and at more institutions.
      Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with other detailed information, including information on the manufacture of the drug, are submitted to the FDA in the form of a new drug application, or NDA, requesting approval to market the product for one or more indications. During the review period for the NDA, an FDA advisory committee may be asked to review and evaluate the application and provide recommendations to the FDA about approval of the pharmaceutical. In addition, the FDA will usually inspect the facility at which the pharmaceutical is manufactured to assess compliance with current good manufacturing practices, or cGMP, and other applicable regulations. Failure of a manufacturer to comply or come into compliance with cGMP requirements could significantly delay FDA approval of the NDA.
      After a NDA is approved, we would continue to be subject to pervasive and continuing regulation by the FDA, including record keeping requirements, reporting of adverse experience from the use of the agent, restrictions on promotion and advertising and other requirements imposed by the FDA. FDA regulations also require FDA approval of a NDA supplement for certain changes if they affect the safety and efficacy of the pharmaceutical, including, but not limited to, new indications for use, labeling changes, the use of a different facility to manufacture, process or package the product, changes in manufacturing methods or quality control systems and changes in specifications for the product. If the FDA determines that the NDA and the manufacturing facilities are acceptable, the FDA will issue an approval letter. If the FDA determines the application or manufacturing facilities are not acceptable, the FDA will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested information, the FDA ultimately may decide that the NDA does not satisfy the regulatory criteria for approval. Our failure to receive approval of a NDA supplement could have a material adverse effect on our business, financial condition and results of operations.
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
Reimbursement
      We expect that sales volumes and prices of our products will be dependent in large measure on the availability of reimbursement from third-party payors and that individuals seldom would be willing or able to pay directly for all the costs associated with procedures which in the future may incorporate the use of our products. We expect that when approved for sale in the U.S., our products will be purchased by hospitals, clinics, doctors and other users that bill various third-party payors, such as Medicare, Medicaid and other government insurance programs, and private payors including indemnity insurers, Blue Cross Blue Shield plans and managed care organizations, or MCOs, such as health maintenance organizations. Most of these third-party payors provide coverage for MRI for some indications when it is medically necessary, but the amount that a third-party payor will pay for MRI may not include a separate payment for a contrast imaging agent that is used with MRI. Reimbursement rates vary depending on the procedure performed, the third-party payor, the type of insurance plan and other factors.
      Many third-party payors in the U.S., including governmental payors such as the Centers for Medicare and Medicaid Services, or CMS, carefully review and increasingly challenge the prices charged for procedures and medical products. In the past few years, the amounts paid for radiology procedures in particular have come under careful scrutiny and have been subject to decreasing reimbursement rates.
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
      With respect to certain of our products, including Vasovist and, should Schering AG exercise its license option, EP-2104R, Schering AG is responsible for obtaining and maintaining reimbursement.
Employees
      As of December 31, 2005, we employed approximately 96 persons on a full-time basis. Following the completion of the reduction-in-force described above, we have approximately 44 employees. We believe that our relations are good with our employees. None of our employees are a party to a collective bargaining agreement.
Research and Development
      During the years ended December 31, 2005, 2004 and 2003, we incurred research and development expenses of $20,775,771, $21,873,991 and $28,023,522, respectively.
Trademarks
      EPIX® is a registered trademark and Target Visualization Technologytm is a trademark of EPIX. Vasovisttm is a trademark of Schering AG. MultiHance® is a registered trademark of Bracco. All other trademarks, service marks or trade names referenced in this annual report are the property of their respective owners.
Available Information
      We incorporated in Delaware in 1988 and commenced operations in 1992. Our principal executive offices are located at 161 First Street, Cambridge, Massachusetts 02142-1118 and our telephone number is (617) 250-6000. Our website is located at http://www.epixpharma.com. Our Corporate Code of Conduct and Ethics as well as our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and all amendments to these reports, which have been filed with the Securities and Exchange Commission, or SEC, are available to you free of charge through the Investor Relations section on our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC. We do not intend for the other information contained in our website to be considered a part of this Form 10-K.

ITEM 1A.	RISK FACTORS
      An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and other information in our periodic reports filed with the SEC. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.
RESEARCH AND DEVELOPMENT RISKS

We may never receive marketing approval for any of our products, including Vasovist and EP-2104R.
      We are not able to market any of our products in the U.S., Europe or in any other jurisdiction without marketing approval from the FDA, the European Commission, or any equivalent foreign regulatory agency. The regulatory process to obtain marketing approval for a new drug or biologic takes many years and requires the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved.
      For example, Vasovist has not been approved in the U.S. In December 2003, we submitted a NDA for Vasovist to the FDA, and in June 2004, our development partner Schering AG submitted a MAA to the EMEA. In January 2005, we received an approvable letter from the FDA for Vasovist in which the FDA requested additional clinical studies prior to approval. In May 2005, we submitted a response to the FDA approvable letter, which was accepted by the FDA as a complete response in June 2005. In October 2005, the EMEA granted approval of Vasovist for all 25 member states of the E.U. In November 2005, the FDA provided us with a second approvable letter. The second approvable letter indicated that at least one additional clinical trial and a re-read of images obtained in certain previously completed Phase III trials will be necessary before the FDA could approve Vasovist. We believe that these studies would require a substantial period of time to complete. No safety or manufacturing issues were raised in the second approvable letter. We had a meeting with the FDA in January 2006 to discuss the path forward for Vasovist in the U.S. and we are currently considering all of our options, including formally appealing the FDA’s decision to require an additional clinical trial and/or conducting the additional clinical trial requested by the FDA. The approval, timeliness of approval or labeling of Vasovist are subject to significant uncertainties related to a number of factors, including the process of reaching agreement with the FDA on the clinical data and on any clinical study protocol required for regulatory approval of Vasovist, the timing and process of conducting any clinical or preclinical studies required, obtaining the desired outcomes of any required clinical trials and the FDA’s review process and conclusions regarding any additional Vasovist regulatory submissions. We cannot assume that we will be able to reach agreement with the FDA on the design or clinical endpoints required for additional clinical studies or re-read of images from the Phase III trials. Further, we cannot assume that any such agreed upon clinical studies will be feasible for us to conduct or whether such studies will be completed in a commercially reasonable timeframe, if at all. Any further clinical studies that are required could take several years to complete.
      If the FDA does not approve Vasovist, then we will not receive revenues based on sales of Vasovist in the U.S. We do not expect revenues from the commercial sales of any of our products, other than Vasovist, for at least several years.
      We are currently conducting a feasibility clinical trial of EP-2104R. Our partner, Schering AG, has an option to exclusively license EP-2104R. The exercisability of this option will continue for a specified period of time after the completion of this clinical trial. If the results of the clinical trial are positive and Schering AG exercises its option to exclusively license the product, then we will receive milestone payments for certain clinical and regulatory achievements and a royalty after the product is commercialized. However, if the results are not positive, Schering AG may decline to exercise its option, in which case we may bear the expenses of further clinical development ourselves. Regardless of whether

Schering AG exercises its option to license EP-2104R, the FDA, the European Commission and other regulatory agencies to which we or Schering AG submit applications for marketing authorization may not agree that our product is safe and effective and may not approve our product, in which case our ability to receive both milestone payments and royalty payments related to EP-2104R will be significantly reduced.
      The relevant regulatory authorities may not approve any of our applications for marketing authorization relating to any of our products, including Vasovist and EP-2104R, or additional applications for or variations to marketing authorizations that we may make in the future as to these or other products. Among other things, we have had only limited experience in preparing applications and obtaining regulatory approvals. If approval is granted, it may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor safety or efficacy of the product. If approval of an application to market a product is not granted on a timely basis or at all, or we are unable to maintain our approval, our business may be materially harmed.

If our clinical trials are not successful, we may not be able to develop and commercialize our products.
      In order to obtain regulatory approvals for the commercial sale of our potential products, we and our partners will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our products. To date, Vasovist and EP-2104R are currently our only product candidates that have undergone human clinical trials and we cannot be certain that any of our other research projects will yield a product candidate suitable for substantial human clinical testing.
      With respect to both our current products in human clinical trials and our research products which may be suitable for testing in human clinical trials at some point in the future, we may not be able to commence or complete the required clinical trials in any specified time period, or at all, either because the FDA or other regulatory agencies object, because we are unable to attract or retain clinical trial participants, or for other reasons.
      Even if we complete a clinical trial of one of our potential products, the data collected from the clinical trial may not demonstrate that our product is safe or effective to the extent required by the FDA, the EMEA, or other regulatory agencies to approve the potential product, or at all. For example, in November 2005, the FDA informed us that the data for Vasovist that we submitted in connection with our NDA was not adequate for approval.
      The results from preclinical testing of a product that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced-stage clinical trials. Furthermore, we, one of our collaborators, or a regulatory agency with jurisdiction over the trials may suspend clinical trials at any time if the patients participating in such trials are being exposed to unacceptable health risks, or for other reasons.
      The timing of completion of clinical trials is dependent in part upon the rate of enrollment of patients. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and the availability of alternative treatments. Delays in planned patient enrollment may result in increased costs and prolonged clinical development. In addition, patients may withdraw from a clinical trial for a variety of reasons. If we fail to accrue and maintain the number of patients into one of our clinical trials for which the clinical trial was designed, the statistical power of that clinical trial may be reduced which would make it harder to demonstrate that the products being tested in such clinical trial are safe and effective.
      Regulatory authorities, clinical investigators, institutional review boards, data safety monitoring boards and the hospitals at which our clinical trials are conducted all have the power to stop our clinical trials prior to completion. If our studies are not completed, we would be unable to show the safety and efficacy required to obtain marketing authorization for our products.

If we fail to comply with the extensive regulatory requirements to which we and our products are subject, our products could be subject to restrictions or withdrawal from the market and we could be subject to penalties.
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
      Specifically, Vasovist and EP-2104R are regulated by the FDA as drugs. Under the FD&C Act and the FDA’s implementing regulations, the FDA regulates the research, development, manufacture and marketing, among other things, of pharmaceutical products. The process required by the FDA before Vasovist and our other product candidates may be marketed in the U.S. typically involves the performance of pre-clinical laboratory and animal tests; submission of an IND; completion of human clinical trials; submission of a NDA to the FDA; and FDA approval of the NDA.
      This regulatory approval process is lengthy and expensive. Although some of our employees have experience in obtaining regulatory approvals, we have only limited experience in filing or pursuing applications necessary to gain regulatory approvals. Pre-clinical testing of our product development candidates is subject to Good Laboratory Practices, as prescribed by the FDA, and the manufacture of any products developed by us will be subject to Good Manufacturing Practices, as prescribed by the FDA. We may not obtain the necessary FDA approvals and subsequent approvals in a timely manner, if at all. We cannot be sure as to the length of the clinical trial period or the number of patients that will be required to be tested in the clinical trials in order to establish the safety and efficacy of Vasovist for regulatory approval in the U.S. or any of our future product candidates. Our clinical trials may not be successful and we may not complete them in a timely manner. We could report serious side effects as the clinical trials proceed. Our results from early clinical trials may not predict results that we obtain in later clinical trials, even after promising results in earlier trials. The rate of completion of our clinical trials depends upon, among other things, the rate of patient enrollment and subsequent blinded reading of images and data analysis.
      Furthermore, we, or the FDA or other regulatory authorities may suspend or terminate clinical trials at any time, including terminating clinical trials for safety reasons. In addition, the FDA may suggest or require alterations to clinical trials at any time. For example, in September 2001, after discussions with the FDA, we expanded our initial target indication for Vasovist from one specific body region, the aortoiliac region, to a broader indication that included the entire body’s vascular system, except for the heart. This expansion required us to add two new clinical trials to our then existing Phase III clinical trial program; one to determine the efficacy of Vasovist-enhanced MRA for the detection of vascular disease in the renal arteries, and another to determine the efficacy of Vasovist-enhanced MRA for the detection of vascular disease in the pedal arteries. Although providing us with greater market potential for the sale of Vasovist upon approval, this change to our Phase III clinical trial program and the associated delay in the startup of new clinical centers resulted in an approximate fifteen month delay in our NDA submission and an increase in costs associated with the program. If we do not successfully complete clinical trials for our product candidates, we will not be able to market these product candidates.
      In addition, we may encounter unanticipated delays or significant costs in our efforts to secure necessary approvals. Our analysis of data obtained from pre-clinical and clinical activities is subject to confirmation and interpretation by regulatory authorities which could delay, limit or prevent FDA regulatory approval. In addition, the FDA may require us to modify our future clinical trial plans or to conduct additional clinical trials in ways that we cannot currently anticipate, resulting in delays in our obtaining regulatory approval. Delays in obtaining government regulatory approval could adversely affect our, or our partner’s, marketing as well as the ability to generate significant revenues from commercial sales.
      Future U.S. legislative or administrative actions also could prevent or delay regulatory approval of our product candidates. Even if we obtain regulatory approvals, they may include significant limitations on the indicated uses for which we may market a product. A marketed product also is subject to continual FDA and other regulatory agency review and regulation. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Further, many academic institutions and companies conducting research and clinical trials in the MRI contrast agent field are using a variety of approaches and technologies. If researchers obtain any adverse results in pre-clinical studies or clinical trials, it could adversely affect the regulatory environment for MRI contrast agents in general. In addition, if we obtain marketing approval, the FDA may require post-marketing testing and surveillance programs to monitor the product’s efficacy and side effects. Results of these post-marketing programs may prevent or limit the further marketing of the monitored product. If we, or our partners, such as Schering AG, cannot successfully market our products, we will not generate sufficient revenues to achieve or maintain profitability.
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
      In addition, the testing, manufacturing, labeling, advertising, promotion, export, and marketing, among other things, of our products, both before and after approval, are subject to extensive regulation by governmental authorities in the U.S., Europe and elsewhere throughout the world. Failure to comply with the law administered by the FDA, the EMEA, or other governmental authorities could result in any of the following:

•	delay in approval or refusal to approve a product;

•	product recall or seizure;

•	interruption of production;

•	operating restrictions;

•	warning letters;

•	injunctions;

•	criminal prosecutions; and

•	unanticipated expenditures.
      We are required to maintain pharmacovigilance systems for collecting and reporting information concerning suspected adverse reactions to our products. In response to pharmacovigilance reports, regulatory authorities may initiate proceedings to revise the prescribing information for our products or to suspend or revoke our marketing authorizations. Procedural safeguards are often limited, and marketing authorizations can be suspended with little or no advance notice.
      Both before and after approval of a product, quality control and manufacturing procedures must conform to cGMP. Regulatory authorities, including the EMEA and the FDA, periodically inspect manufacturing facilities to assess compliance with cGMP. Accordingly, we and our contract manufacturers will need to continue to expend time, monies, and effort in the area of production and quality control to maintain cGMP compliance.
      In addition to regulations adopted by the EMEA, the FDA, and other foreign regulatory authorities, we are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other federal, state, and local regulations.

Our research and development efforts may not result in products appropriate for testing in human clinical trials.
      We have historically spent significant resources on research and development and preclinical studies of product candidates. However, these efforts may not result in the development of products appropriate for testing in human clinical trials. For example, our research may result in product candidates that are not expected to be effective in treating diseases or may reveal safety concerns with respect to product candidates. In connection with our recent restructuring, we postponed or terminated several research and development programs, and we may postpone or terminate research and development of a product candidate or a program at any time for any reason such as the safety or effectiveness of the potential product, allocation of resources or unavailability of qualified research and development personnel. The failure to generate high-quality research and development candidates would negatively impact our ability to advance product candidates into human clinical testing and ultimately, negatively impact our ability to market and sell products.

We have a limited manufacturing capability and we intend to outsource manufacturing of Vasovist to third parties, who may not perform as we expect.
      We do not have, nor do we currently have plans to develop, full-scale manufacturing capability for Vasovist. While we have manufactured small amounts of Vasovist for research and development efforts, we rely on, and we intend to continue to rely on, Tyco/ Mallinckrodt as the primary manufacturer of Vasovist for any future human clinical trials and commercial use. Together with Schering AG, we are considering alternative manufacturing arrangements for Vasovist for commercial use, including the transfer of manufacturing to Schering AG. In the event that Tyco/ Mallinckrodt fails to fulfill its manufacturing responsibilities satisfactorily, Schering AG has the right to purchase Vasovist from a third party or to manufacture the compound itself. However, either course of action could materially delay the manufacture and development of Vasovist. Schering AG may not be able to find an alternative manufacturer. In addition, Schering AG may not be able to manufacture Vasovist itself in a timely manner. If we experience a delay in manufacturing, it could result in a delay in the approval or commercialization of Vasovist and have a material adverse effect on our business, financial condition and results of operations.
TECHNOLOGY RISKS

If MRI manufacturers are not able to enhance their hardware and software sufficiently, we will not be able to complete development of our contrast agent for the evaluation of cardiac indications.
      Although MRI hardware and software is sufficient for the evaluation of non-coronary vascular disease, which is our initial target indication, we believe that the technology is not as advanced for cardiac applications. Our initial NDA filing for Vasovist is related to non-coronary vascular disease. Imaging sequences on scanners currently allow for the use of Vasovist-enhanced MRA for diagnosing non-coronary vascular disease, our lead indication. Based on feasibility studies we completed in 2001, however, the imaging technology available for cardiac applications, including coronary angiography and cardiac perfusion imaging, was not developed to the point where there was clear visualization of the cardiac region due to the effects of motion from breathing and from the beating of the heart. In 2004, we initiated Phase II feasibility studies of Vasovist for cardiac indications using available software and hardware that can be adapted for coronary and cardiac perfusion data acquisition, and preliminary review of the data indicates that we have not resolved the technical issues related to this use of Vasovist. We have collaborated with a number of leading academic institutions and with GE Healthcare, Siemens Medical Systems and Philips

Medical Systems to help optimize cardiac imaging with Vasovist. We do not know when, or if, these techniques will enable Vasovist to provide clinically relevant images in cardiac indications. If MRI device manufacturers are not able to enhance their scanners to perform clinically useful cardiac imaging, we will not be able to complete our development activities of Vasovist for that application, thereby reducing the potential market for a product in this area.

We depend on exclusively licensed technology from the Massachusetts General Hospital and if we lose this license, it is unlikely we could obtain this technology elsewhere, which would have a material adverse effect on our business.
      Under the terms of a license agreement that we have with MGH, we are the exclusive licensee to certain technology, which relate to royalties we receive and to Vasovist. The license agreement imposes various commercialization, sublicensing, royalty and other obligations on us. If we fail to comply with these and other requirements, our license could convert from exclusive to nonexclusive, or terminate entirely. It is unlikely that we would be able to obtain this technology elsewhere. Any such event would mean that we would not receive royalties from Bracco for MultiHance® or Schering AG for Primovist, and that we or Schering AG could not sell Vasovist, and would therefore have a material adverse effect on our business, financial condition and results of operations. Currently, we believe we are in compliance with the terms of the license agreement and we do not have any reason to believe that this license may be terminated.

We depend on patents and other proprietary rights, and if they fail to protect our business, we may not be able to compete effectively.
      The protection of our proprietary technologies is material to our business prospects. We pursue patents for our product candidates in the U.S. and in other countries where we believe that significant market opportunities exist. We own or have an exclusive license to patents and patent applications on aspects of our core technology as well as many specific applications of this technology. Even though we hold numerous patents and have made numerous patent applications, because the patent positions of pharmaceutical and biopharmaceutical firms, including ours, generally include complex legal and factual questions, our patent positions remain uncertain. For example, because most patent applications are maintained in secrecy for a period after filing, we cannot be certain that the named applicants or inventors of the subject matter covered by our patent applications or patents, whether directly owned or licensed to us, were the first to invent or the first to file patent applications for such inventions. Third parties may oppose, challenge, infringe upon, circumvent or seek to invalidate existing or future patents owned by or licensed to us. A court or other agency with jurisdiction may find our patents invalid, not infringed or unenforceable and we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future. Even if we have valid patents, these patents still may not provide sufficient protection against competing products or processes. If we are unable to successfully protect our proprietary methods and technologies, or if our patent applications do not result in issued patents, we may not be able to prevent other companies from practicing our technology and, as a result, our competitive position may be harmed.

We may need to initiate lawsuits to protect or enforce our patents and other intellectual property rights, which could result in our incurrence of substantial costs and which could result in the forfeiture of these rights.
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
      If any judicial or administrative proceeding upholds these or any third party patents as valid and enforceable, we could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the owners of each such patent, or to redesign our products or processes to avoid infringement. For example, in November 2003, we entered into an intellectual property agreement with Dr. Martin R. Prince, an early innovator in the field of MRA relating to “dynamic” MRA, which involves capturing MRA images during the limited time, typically 30 to 60 seconds, available for imaging with extracellular agents. Under the terms of the intellectual property agreement, Dr. Prince made certain covenants and agreements and granted us certain discharges, licenses and releases in connection with the use of Vasovist. In consideration of Dr. Prince entering into the agreement, we agreed to pay him an upfront fee and royalties on sales of Vasovist consistent with a non-exclusive early stage academic license and agreed to deliver to him 132,000 shares of our common stock and certain quantities of Vasovist. If we are unable to obtain a required license on acceptable terms, or are unable to design around these or any third party patents, we may be unable to sell our products, which would have a material adverse effect on our business.

If we fail to get adequate levels of reimbursement from third party payors for our product candidates after they are approved in the U.S. and abroad, we may have difficulty commercializing our product candidates.
      We believe that reimbursement in the future will be subject to increased restrictions, both in the U.S. and in foreign markets. We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by us. There can be no assurance, in either the U.S. or foreign markets, that third party reimbursement will be available or adequate, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation, or reimbursement policies of third-party payors will not otherwise adversely affect the demand for our product candidates or our ability to sell our product candidates on a profitable basis, particularly if MRI exams enhanced with our contrast agents are more expensive than competing vascular imaging techniques that are equally effective. The unavailability or inadequacy of third-party payor coverage or reimbursement could have a material adverse effect on our business, financial condition and results of operations.
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
      In September 2005, our Board of Directors appointed Michael J. Astrue as Interim Chief Executive Officer. Mr. Astrue replaced Michael Webb, who resigned from EPIX and our Board of Directors in September 2005. In addition, our Chief Financial Officer resigned in July 2006. We currently have no Chief Financial Officer and our Executive Director, Finance, is serving as our Principal Accounting Officer.
      Our future business and operating results depend in significant part upon our ability to attract and retain qualified senior management and key technical personnel. If we are unable to hire such personnel on a permanent basis or if any such personnel were to be hired away from us by a competitor, or if for any reason, they could not continue to work for us, we could have difficulty hiring officers with equivalent skills in general, financial and research management, and our ability to achieve our business objectives or to operate or compete in our industry may be seriously impaired. The loss of any key employee, the failure of any key employee to perform in his or her current position, or our inability to attract and retain skilled employees, as needed, could have a material adverse effect on our business, financial condition and results of operations. Our future business and operating results also depend, in significant part, upon our ability to attract and retain qualified management, operational and technical personnel. Competition for personnel is intense and we may not be successful in attracting or retaining such personnel. If we were to lose these employees to our competitors, we could spend a significant amount of time and resources to replace them, which would impair our research and development or commercialization efforts. We may also incur significant costs relating to retention or severance of employees if the FDA requires us to perform additional studies or other procedures for the approval of Vasovist and if we undertake an acquisition designed to diversify our business into the field of therapeutics.
BUSINESS RISKS

We are actively pursuing a transformative transaction at considerable expense and with significant time involvement by management, and we may fail to consummate this transformative transaction or fail to realize the benefits of the transformative transaction.
      Our goal is to execute a transformative transaction that results in the formation of a specialty pharmaceuticals company with capabilities in both therapeutics and diagnostic imaging. We believe that our financial position and our publicly traded common stock, together with our pipeline of innovative diagnostic imaging products, could make us an attractive partner for a privately-held therapeutics company with promising technology and clinical-stage products. The criteria being used to evaluate potential merger candidates include (1) the number of products such companies have in human clinical trials, (2) the quality and depth of management of the merger candidate, (3) the geographic location of such companies, with a clear preference given to Massachusetts-based companies, and (4) the avoidance of speculative technologies, such as RNA interference and gene therapy. Although we are not able to estimate if or when such a strategic transaction may be consummated, we are actively pursuing such a transaction and are in discussions with several potential partners. However, there can be no assurance that we will successfully complete such a transaction. If we fail to complete a transformative transaction, we will have spent significant time and resources without result and we will have to formulate a new strategy for our company going forward. Even if we succeed in consummating a transformative transaction, we may fail to realize the benefits we believe will result from such a transaction. In addition to the risks associated with our business as it is currently constituted, reasons for the failure of any transformative transaction could include risks associated with the partner’s business, including all the risks associated with a development-stage therapeutics company, and an inability to successfully integrate two organizations or otherwise realize the perceived benefits of such a transaction.

Our stock price is volatile. It is possible that you may lose all or part of your investment.
      The market prices of the capital stock of medical technology companies have historically been very volatile and the market price of the shares of our common stock fluctuates. The market price of our common stock is affected by numerous factors, including:

•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovation or new commercial products by us or our competitors;

•	new collaborations entered into by us or our competitors;

•	developments with respect to proprietary rights, including patent and litigation matters;

•	results of pre-clinical and clinical trials;

•	the timing of our achievement of regulatory milestones;

•	conditions and trends in the pharmaceutical and other technology industries;

•	adoption of new accounting standards affecting such industries;

•	changes in financial estimates by securities analysts;

•	perceptions of the value of corporate transactions; and

•	degree of trading liquidity in our common stock and general market conditions.
      During the year ended December 31, 2005, the closing price of our common stock ranged from $17.39 to $3.79. The last reported closing price for our common stock on December 31, 2005 was $4.04. If our stock price declines significantly, we may be unable to raise additional capital. Significant declines in the price of our common stock could also impede our ability to attract and retain qualified employees and reduce the liquidity of our common stock.
      In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of similarly staged companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company’s securities, shareholders have often brought class action securities litigation against that company. Such litigation could result in substantial costs and a diversion of management’s attention and resources. For example, in January 2005, a securities class action was filed in U.S. District Court for the District of Massachusetts against us and certain of our officers on behalf of persons who purchased our common stock between July 10, 2003 and January 14, 2005. The complaint alleged that we and the other defendants violated the Securities Exchange Act of 1934 by issuing a series of materially false and misleading statements to the market throughout the class period, which statements had the effect of artificially inflating the market price of our securities. In January 2006, the U.S. District Court for the District of Massachusetts granted our Motion to Dismiss for Failure to Prosecute the shareholder class action lawsuit against us. The dismissal was issued without prejudice after a hearing, which dismissal does not prevent another suit to be brought based on the same claims.

We have never generated revenues from commercial sales of our products.
      We currently have no products for sale and we cannot guarantee that we will ever have marketable products. Vasovist was approved for commercial sale in Europe in October 2005 and will be marketed and sold by our partner, Schering AG. We expect to receive a typical pharmaceutical royalty based on the sale of Vasovist by Schering AG in Europe. If Schering AG launches Vasovist in the first half of 2006, as expected, and if they are able to successfully market and sell Vasovist in Europe, we expect that the royalties received by us will be between $200,000 and $800,000 for 2006 sales. If Schering AG fails to launch Vasovist in the timeframes we anticipate or fails to achieve the sales we anticipate, we may receive even less royalty income than we currently expect to receive.

We have never generated positive cash flow, and if we fail to generate revenue, it will have a material adverse effect on our business.
      To date, we have received revenues from payments made under licensing, royalty arrangements and product development and marketing agreements with strategic collaborators. In particular, our revenue for the year ended December 31, 2005 was $7.2 million and consisted of $4.2 million from the product development portion of our collaboration agreements with Schering AG for Vasovist, EP-2104R and MRI research; $2.3 million from the royalty agreements with Bracco and Schering AG and $661,000 of license fee revenue related to the strategic collaboration agreements for the development, manufacturing and marketing of Vasovist with Schering AG and Tyco/ Mallinckrodt and patent licensing with Bracco. In addition to these sources of revenue, we have financed our operations to date through public stock and debt offerings, private sales of equity securities and equipment lease financings.
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
      Our future financial results are uncertain. We have experienced significant losses since we commenced operations in 1992. Our accumulated net losses as of December 31, 2005 were approximately $179.6 million. These losses have primarily resulted from expenses associated with our research and development activities, including pre-clinical and clinical trials, and general and administrative expenses. We anticipate that our research and development expenses will remain significant in the future and we expect to incur losses over at least the next three years as we continue our research and development efforts, pre-clinical testing and clinical trials and as we implement manufacturing, marketing and sales programs. In particular, we may be required to conduct additional clinical trials in order to achieve FDA approval of Vasovist, which trials would be expensive and which could contribute to our continuing to incur losses beyond the next three years. As a result, we cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the timeframe expected by investors, the market price of our common stock may decline and consequently our business may not be sustainable.

If the market does not accept our technology and products, we may not generate sufficient revenues to achieve or maintain profitability.
      The commercial success of Vasovist and our other product candidates, if approved for marketing by the FDA and corresponding foreign agencies, depends on their acceptance by the medical community and third party payors as clinically useful, cost-effective and safe. While contrast agents are currently used in an estimated 25% to 35% of all MRI exams, there are no MRI agents approved by the FDA for vascular imaging. Furthermore, clinical use of MRA has been limited and use of MRA for some vascular disease imaging has occurred mainly in research and academic centers. Market acceptance, and thus sales of our products, will depend on several factors, including:

•	safety;

•	cost-effectiveness relative to alternative vascular imaging methods;

•	availability of third party reimbursement;

•	ease of administration;

•	clinical efficacy; and

•	availability of competitive products.
      Market acceptance will also depend on our ability and that of our strategic partners to educate the medical community and third party payors about the benefits of diagnostic imaging with Vasovist-enhanced MRA compared to imaging with other technologies. Vasovist represents a new approach to imaging the non-coronary vascular system, and market acceptance both of MRA as an appropriate imaging technique for the non-coronary vascular system, and of Vasovist, is critical to our success. If Vasovist or any of our other product candidates, when and if commercialized, do not achieve market acceptance, we may not generate sufficient revenues to achieve or maintain profitability.

We may need to raise additional funds necessary to fund our operations, and if we do not do so, we may not be able to implement our business plan.
      Since inception, we have funded our operations primarily through our public offerings of common stock, private sales of equity securities, debt financing, equipment lease financings and product development revenue, and royalty and license payments from our strategic partners. Although we believe that we have adequate funding for the foreseeable future, we may need to raise substantial additional funds for research, development and other expenses through equity or debt financings, strategic alliances or otherwise. Our future liquidity and capital requirements will depend upon numerous factors, including the following:

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
      Based on our current plans, expense rates, targeted timelines and our view regarding acceptance of Vasovist in the marketplace, we estimate that cash, cash equivalents and marketable securities on hand as of December 31, 2005 will be sufficient to fund our operations for at least the next several years. If we consider other opportunities or change our planned activities, we may require additional funding. We are exploring the diversification of our product pipeline through the potential acquisition of therapeutic drug programs.

Our competitors may have greater financial resources, superior products or product candidates, manufacturing capabilities and/or marketing expertise, and we may not be able to compete with them successfully.
      The healthcare industry is characterized by extensive research efforts and rapid technological change and there are several companies that are working to develop products similar to ours. However, there are a number of general use MRI agents approved for marketing in the U.S. and in certain foreign markets that, if used or developed for MR angiography, are likely to compete with Vasovist. Such products include Magnevist® and Gadovist® by Schering AG, Dotarem® by Guerbet, S.A., Omniscan® by GE Healthcare, ProHance® and MultiHance® by Bracco and OptiMARK® by Tyco/ Mallinckrodt. We are aware of five agents under clinical development that have been or are being evaluated for use in MRA: Schering AG’s Gadomer and SHU555C, Guerbet’s Vistarem®, Bracco’s B-22956/1, Ferropharm’s Code VSOP-C184, and Advanced Magnetics’ Ferumoxytol. We cannot assure you that our competitors will not succeed in the future in developing products that are more effective than any that we are developing. We believe that our ability to compete in developing MRI contrast agents depends on a number of factors, including the success and timeliness with which we complete FDA trials, the breadth of applications, if any, for which our products receive approval, and the effectiveness, cost, safety and ease of use of our products in comparison to the products of our competitors. Public information on the status of clinical development and performance characteristics for these agents is limited. However, many of these competitors have substantially greater capital and other resources than we do and may represent significant competition for us. These companies may succeed in developing technologies and products that are more effective or less costly than any of those that we may develop. In addition, these companies may be more successful than we are in developing, manufacturing and marketing their products.
      Moreover, there are several well-established medical imaging methods that currently compete and will continue to compete with MRI, including digital subtraction angiography, or DSA, which is an improved form of X-ray angiography, computed tomography angiography, or CTA, nuclear medicine and ultrasound, and there are companies that are actively developing the capabilities of these competing methods to enhance their effectiveness in vascular system imaging.
      We cannot guarantee that we will be able to compete successfully in the future, or that developments by others will not render Vasovist or our future product candidates obsolete or non-competitive, or that our collaborators or customers will not choose to use competing technologies or products. Any inability to compete successfully on our part will have a materially adverse impact on our operating results.

We currently depend on our strategic collaborators for support in product development and the regulatory approval process and, in the future, will depend on them for product marketing support as well. These efforts may suffer if we experience problems with our collaborators.
      We depend on strategic collaborators for support in product development and the regulatory approval process as well as a variety of other activities including manufacturing, marketing and distribution of our products in the U.S. and abroad, when, and if, the FDA and corresponding foreign agencies approve our product candidates for marketing. To date, we have entered into strategic alliances and collaborations with Schering AG, Tyco/ Mallinckrodt, GE Healthcare, Philips Medical Systems and Siemens Medical Systems. Four of our key agreements include three collaboration agreements with Schering AG to perform joint research and to develop and commercialize Vasovist, EP-2104R and other MRI vascular agents worldwide, and an agreement with Tyco/ Mallinckrodt granting Tyco/ Mallinckrodt rights to enter into an agreement with Schering AG to manufacture Vasovist for clinical development and commercial use. We may not receive milestone payments from these alliances should Vasovist or EP-2104R fail to meet certain performance targets in development and commercialization. Further, our receipt of revenues from strategic alliances is affected by the level of efforts of our collaborators. Our collaborators may not devote the resources necessary to complete development and commence marketing of Vasovist, EP-2104R or other products in their respective territories, or they may not successfully market Vasovist, EP-2104R or other products. In addition, Schering AG and Tyco/ Mallinckrodt currently manufacture imaging agents for other technologies that will compete against Vasovist and Schering AG will be responsible for setting the price of the product worldwide. However, Schering AG may not set prices in a manner that maximizes revenues for us. Our failure to receive future milestone payments, or a reduction or discontinuance of efforts by our partners would have a material adverse effect on our business, financial condition and results of operations.
      Furthermore, our collaboration agreement with Schering AG may be terminated early under certain circumstances, including if there is a material breach of the agreement by either of us. In October 2005, we announced that we had entered into an amendment to our research collaboration agreement with Schering AG. This amendment narrowed the definition of the field of collaboration. This research collaboration expires in May 2006, and we believe that it is unlikely that the parties will extend the term of the collaboration. We expect to discuss the disposition of current research programs with Schering AG prior to expiration of the collaboration and to continue to advance at least some of these programs either unilaterally or with another partner. While the research agreement is separate from our agreement with Schering AG relating to Vasovist and EP-2104R and the expiration of the research agreement does not affect either Vasovist or EP-2104R, we cannot predict how the disposition or winding down of the individual research programs will occur, or whether we will be able to take forward any of these research programs ourselves or find alternative partners for these programs.
      In addition, we intend to seek additional collaborations with third parties who may negotiate provisions that allow them to terminate their agreements with us prior to the expiration of the negotiated term under certain circumstances. If Schering AG or any other third party collaborator were to terminate its agreements with us, if we are unable to negotiate an acceptable agreement with Schering AG relating to a new research agreement or if Schering AG or any other third party collaborator otherwise fail to perform its obligations under our collaboration or to complete them in a timely manner, we could lose significant revenue. If we are unable to enter into future strategic alliances with capable partners on commercially reasonable terms, we may delay the development and commercialization of future product candidates and could possibly postpone them indefinitely.

      In addition, we rely on certain of our collaborators, such as GE Healthcare, Siemens Medical Systems and Philips Medical Systems, to develop software that can be used to enhance or suppress veins or arteries from Vasovist-enhanced MRA images. Although not required for clinical use of Vasovist, the ability to separate veins from arteries using Vasovist-enhanced MRA may be useful to clinicians in reading Vasovist-enhanced images for the evaluation of vascular disease. Therefore, if our collaborators do not develop or implement the required software successfully, some clinicians may not be able to easily interpret the information provided from Vasovist-enhanced images and may not be inclined to use the product. Our inability to market Vasovist successfully to clinicians would have a material adverse effect on our business.

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

We significantly increased our leverage as a result of the sale of our 3.0% Convertible Senior Notes due 2024.
      In connection with the sale of our 3.0% Convertible Senior Notes due 2024, we have incurred indebtedness of $100.0 million. The amount of our indebtedness could, among other things:

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

Certain anti-takeover clauses in our charter and by-laws and in Delaware law and the change of control provisions of our convertible senior notes may make an acquisition of us more difficult.
      Our Restated Certificate of Incorporation, as amended or the Restated Certificate, authorizes the Board of Directors to issue, without stockholder approval, up to 1,000,000 shares of preferred stock with voting, conversion and other rights and preferences that could adversely affect the voting power or other rights of the holders of common stock. The issuance of preferred stock or of rights to purchase preferred stock could be used to discourage an unsolicited acquisition proposal. In addition, the possible issuance of preferred stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of our common stock or limit the price that investors might be willing to pay for shares of our common stock. The Restated Certificate provides for staggered terms for the members of the Board of Directors. A staggered Board of Directors and certain provisions of our By-laws and of Delaware law applicable to us could delay or make more difficult a merger, tender offer or proxy contest involving us. We are subject to Section 203 of the General Corporation Law of Delaware, which, subject to certain exceptions, restricts certain transactions and business combinations between a corporation and a stockholder owning 15% or more of the corporation’s outstanding voting stock for a period of three years from the date the stockholder becomes an interested stockholder. These provisions may have the effect of delaying or preventing a change in control of us without action by the stockholders and, therefore, could adversely affect the price of our stock. In addition, the indenture governing the terms of our bonds contains provisions requiring repayment of the entire debt upon a change of control, which could be a substantial impediment to our effecting a merger.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      Not applicable.

ITEM 2.	PROPERTIES
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
      In January 2005, a securities class action was filed in U.S. District Court for the District of Massachusetts against us and certain of our officers on behalf of persons who purchased our common stock between July 10, 2003 and January 14, 2005. The complaint alleged that we and the other defendants violated the Securities Exchange Act of 1934 by issuing a series of materially false and misleading statements to the market throughout the class period, which statements had the effect of artificially inflating the market price of our securities. In January 2006, the U.S. District Court for the District of Massachusetts granted our Motion to Dismiss for Failure to Prosecute the shareholder class action lawsuit against us. The dismissal without prejudice was granted after a hearing, which dismissal does not prevent another suit to be brought based on the same claims.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of our security holders during the quarter ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Our Common Stock is traded on The Nasdaq Stock Market under the symbol “EPIX”, and is listed on Nasdaq’s National Market. The following table sets forth, for the periods indicated, the range of the high and low bid prices for our Common Stock as reported by Nasdaq:

	High	Low

2004
First Quarter	$23.40	$15.94
Second Quarter	26.37	20.34
Third Quarter	22.58	15.80
Fourth Quarter	20.00	15.28
2005
First Quarter	$18.18	$6.80
Second Quarter	9.80	6.26
Third Quarter	10.79	7.07
Fourth Quarter	8.47	3.78
      The above quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.
      On February 15, 2006, the last reported price for our Common Stock was $4.84 per share. As of February 15, 2006, there were 81 holders of record of the 23,284,810 outstanding shares of Common Stock. To date, we have neither declared nor paid any cash dividends on shares of our Common Stock and do not anticipate doing so for the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA
      The following table sets forth consolidated financial data with respect to us for each of the five years in the period ended December 31, 2005. The selected financial data for each of the five years in the period ended December 31, 2005 have been derived from our consolidated financial statements, which financial statements have been audited by Ernst & Young LLP, our independent registered public accountants. The foregoing consolidated financial statements and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$7,190	$12,259	$13,525	$12,270	$9,569
Operating loss	(24,802)	(20,111)	(21,083)	(22,816)	(18,841)
Loss before provision for income taxes	(24,269)	(20,281)	(20,714)	(22,098)	(18,156)
Provision for income taxes	42	100	80	94	1,092
Net loss	(24,311)	(20,381)	(20,795)	(22,191)	(19,248)
Weighted average common shares outstanding:
Basic and diluted	23,258	22,889	19,056	16,878	14,007
Net loss per share, basic and diluted	$(1.05)	$(0.89)	$(1.09)	$(1.31)	$(1.38)

	December 31,

	2005	2004	2003	2002	2001

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$124,728	$164,440	$79,958	$28,112	$24,966
Working capital	113,098	136,653	57,011	12,364	8,277
Total assets	130,716	171,287	81,875	30,155	26,911
Long-term liabilities	100,756	101,210	4,331	7,829	12,844
Total stockholders’ equity (deficit)	17,833	41,382	54,157	5,887	(3,210)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
      At EPIX Pharmaceuticals, Inc., we discover and develop innovative pharmaceuticals for imaging that are designed to transform the diagnosis, treatment and monitoring of disease. We use our proprietary Target Visualization Technology to create imaging agents targeted at the molecular level. These agents are designed to enable physicians to use MRI to obtain detailed information about specific disease processes. MRI has been established as the imaging technology of choice for a broad range of applications, including the identification and diagnosis of a variety of medical disorders. MRI is safe, relatively cost-effective and provides three-dimensional images that enable physicians to diagnose and manage disease in a minimally invasive manner.
      We are currently developing two products for use in MRI to improve the diagnosis of multiple diseases involving the body’s arteries and veins, collectively known as the vascular system: Vasovist, our novel blood-pool contrast agent for use in MRA, which was approved for marketing in all 25 member states of the E.U. in October 2005; and EP-2104R for detecting human thrombi, or blood clots, using MRI. We have entered into various partnership agreements with Schering AG with respect to both Vasovist and EP-2104R. In addition, we have active research programs with respect to products for diagnostic imaging and therapeutic uses.
      We are also actively seeking to acquire a privately-held therapeutics company with the goal of becoming a specialty pharmaceutical company.
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
      Our significant accounting policies are more fully described in Note 2 of our Financial Statements for the year ended December 31, 2005. Not all significant accounting policies require management to make difficult, subjective or complex judgments or estimates. We believe that our accounting policies related to revenue recognition, research and development and employee stock compensation, as described below, require “critical accounting estimates and judgments.”

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
      With respect to payments received from Schering AG in connection with the Vasovist development program, we recognize product development revenue at the time we perform research and development activities, for which Schering AG is obligated to reimburse us. Product development revenues from Schering AG are recorded net of our portion of Schering AG’s actual or most recent estimate of its Vasovist research and development costs.
      We recognize product development revenue from Schering AG for the EP-2104R feasibility program in proportion to our actual cost incurred relative to our estimate of the total cost of the feasibility program. As estimated total cost to complete the program increases, revenue is adjusted downwards, and conversely, as estimated total cost to complete decreases, revenue is adjusted upwards. Total estimated costs of the feasibility program are based on management’s assessment of costs to complete the program based on an evaluation of the portion of the program completed, costs incurred to date, planned program activities, anticipated program timelines and the expected future costs of the program. Adjustments to revenue are recorded if estimated costs to complete change materially from previous periods. To the extent that our estimated costs change materially, our revenues recorded under this activity could be materially affected and such change could have a material adverse effect on our operations in future periods. During the second quarter of 2005, management increased its estimate of costs to complete the feasibility program to $16.1 million from its prior estimate. The increase in the cost to complete the feasibility program was primarily attributed to the additional patient safety monitoring related to amending the Phase II proof-of-concept clinical trial protocols for EP-2104R announced in July 2005. The impact of increasing the estimated cost to complete the feasibility program resulted in a reduction in product development revenue of approximately $1.5 million during the same period. During the fourth quarter of 2005, management lowered its estimate of the cost to complete the feasibility program from $16.1 million to $15.2 million at December 31, 2005 as a result of increased enrollment rate for this clinical trial. This latest reduction in the estimated total cost of the feasibility program resulted in an increase in product development revenue of $449,944, which was recognized in the fourth quarter of 2005.
      Revenue under our research collaboration with Schering AG is recognized as services are provided, for which Schering AG is obligated to reimburse us.
      Royalty revenue is recognized based on actual revenues reported to us by Bracco and Schering AG. Prior to the fourth quarter of 2004, we recognized royalty revenue based on royalty reports received from Bracco or on Bracco’s estimates, historical revenues and trends when royalty reports from Bracco were not available in a timely manner. In December 2004, we were notified that Bracco was asserting that it had overstated its non-U.S. royalties to us for the period 2001 to 2004, and that Bracco would offset the amount of the overstatement against its payments to us, including those triggered by FDA approval of MultiHance® in the U.S. Although we are disputing Bracco’s position regarding the overstatement, we recognized the impact of Bracco’s claimed overstatement by reducing our 2004 royalty revenue. In addition, because we no longer believe that we have a reasonable basis to make royalty estimates under the agreement with Bracco, we have, commencing in the fourth quarter of 2004, only recognized royalty revenue from Bracco in the period in which royalty reports are received.

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

Employee Stock Compensation
      We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations in accounting for our employee stock options under the intrinsic value method, rather than the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments — An Amendment of FASB Statement No. 123 and 95,” or SFAS 123R. Under APB 25, because the exercise price is equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized.
      Our financial results could be materially adversely affected by the required adoption of SFAS 123R, effective January 1, 2006, to the extent of the additional compensation expense that we would have to recognize, which could change significantly from period to period based on several factors, including the number of stock options granted and fluctuations in our stock price and/or interest rates. See Note 2 to the Notes to Financial Statements.
Results Of Operations

Years ended December 31, 2005 and 2004

Revenues
      Revenues for the years ended December 31, 2005 and 2004 were $7.2 million and $12.3 million, respectively. Revenues for 2005 consisted of $4.2 million for product development revenue from Schering AG, $2.3 million for royalty revenue related to the Bracco and Schering AG agreements and $661,000 for license fee revenue related to the Schering AG, Tyco/ Mallinckrodt strategic collaboration and Bracco agreements. The decrease in total revenues of $5.1 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 was attributed to lower product development and license fee revenues, partly offset by higher royalty revenue. The lower product development revenue accounted for $3.4 million of the decrease between the two periods and resulted from: (i) revenue adjustments related to the overall increases in the costs and timeline to complete the EP-2104R development program that were directly attributed to amending our Phase II proof-of-concept clinical trial protocols for EP-2104R to include additional patient safety monitoring; (ii) lower costs incurred in 2005 compared to 2004 for the EP-2104R development program resulting in lower recognition of revenue during 2005; and (iii) lower reimbursable costs from Schering AG on the Vasovist program. The overall reduction in product development revenue related to the Vasovist and EP-2104R programs was partly offset by slightly higher revenue under the research collaboration agreement with Schering AG. The increase in royalty revenue in 2005 was primarily attributed to the adjustment recorded by us at the end of 2004 to reflect Bracco’s revised determination of sales and its royalty overpayment assertion. Royalty revenue in 2005 included royalties from sales by Bracco of MultiHance® and Schering AG’s sales of Primovist. The license fee revenue in 2005 was lower than in 2004 primarily because of a non-repetitive Bracco FDA milestone that was recognized in 2004 and, to a lesser extent, changes made in 2005 to our estimate of the approval date for Vasovist in the U.S. based on FDA actions.

Research and Development Expenses
      Our research and development expenses arise from our development activities for Vasovist and EP-2104R and from our discovery research programs. Research and development expenses for the year ended December 31, 2005 were $20.8 million compared to $21.9 million for the same period in 2004. The decrease in research and development expenses of $1.1 million during the year ended December 31, 2005 resulted from lower spending for the Vasovist and EP-2104R development programs, partly offset by higher spending for our MRI and therapeutics research programs.
      The timeframe and costs involved in developing our products, including Vasovist and EP-2104R, and gaining regulatory approval for and commercializing our products may vary greatly from current estimates for several reasons, including the following:

•	We conduct our clinical trials in accordance with specific protocols, which we have filed with the FDA or other relevant authorities. If the FDA requires us to perform additional studies, to perform additional procedures in our studies or to increase patient numbers in those studies, we could incur significant additional costs and additional time to complete our clinical trials, assuming we are able to reach agreement with the FDA on protocols for any additional studies or procedures.

•	We rely on third party clinical trial centers to find suitable patients for our clinical trial program. If these clinical trial centers do not find suitable patients in the timeframe for which we have planned, we will not be able to complete our clinical trials according to our expected schedule.

•	We rely on third party contract research organizations for a variety of activities in our development program, including conducting blinded reading activities, lab testing and analysis of clinical samples, data collection, cleanup and analysis and drafting study reports and regulatory submissions.

•	The length of time that the FDA or other regulatory authorities take to review our regulatory submissions and the length of time it takes us to respond to the FDA or other regulatory authorities’ questions can also vary widely. In January 2005, we received an approvable letter from the FDA for Vasovist in which the FDA requested additional clinical studies to demonstrate efficacy prior to approval. In May 2005, we submitted our response to the approvable letter received from the FDA in January 2005 and it was accepted by the FDA as a complete response in June 2005. In November 2005, we received a second approvable letter from the FDA for Vasovist in which the FDA again requested an additional clinical trial and a re-read of images in certain of the previously completed Phase III trials. The process of obtaining agreement with the FDA for conducting necessary clinical trial studies is subject to significant uncertainties in terms of timing, costs and success.

•	Our partner, Schering AG, is responsible for the commercial launch and marketing of Vasovist in Europe, where Vasovist has been approved for commercial sale, and in the U.S., where Vasovist is not approved for commercial sale.
      Current plans for developing and commercializing Vasovist and EP-2104R reflect our best estimate of the time involved in the development program based on factors currently known to us. The third parties described above have the ability to greatly impact this timetable and we may not have control over changes they cause to our current estimates.
      Under our EP-2104R agreement, Schering AG has made fixed payments to us totaling approximately $9.0 million over a two year period, which was initially intended to cover most of our costs of the feasibility program. The amount of expenditure necessary to execute the feasibility program is subject to numerous uncertainties, which may adversely affect our cash outlay, net of Schering AG’s reimbursement to us. In July 2005, we announced that we would be amending our Phase II proof-of-concept clinical trial protocols for EP-2104R to include additional patient safety monitoring based on a review by the FDA of data from a 14-day, repeat dose preclinical toxicology study. The additional patient monitoring in the Phase II trials has resulted in slower than expected enrollment in this trial and will extend the timeline and increase the estimated costs for EP-2104R development. Based on the latest review of the EP-2104R feasibility program, management lowered its estimate of costs to complete the feasibility program from $16.1 million to $15.2 million at December 31, 2005. We have added clinical trial sites and taken other steps to improve enrollment and expect that enrollment will be completed in the first quarter of 2006.

General and Administrative Expenses
      General and administrative expenses, which consist primarily of salaries, benefits, outside professional services and related costs associated with our executive, finance and accounting, business development, marketing, human resources, legal and corporate communications activities, were $10.2 million for the year ended December 31, 2005 as compared to $10.5 million for the year ended December 31, 2004. The decrease in spending of $251,000 by us resulted from lower marketing expenses related to Vasovist that was partly offset by higher liability insurance premiums and higher corporate administration, primarily attributed to legal costs, combined with higher business development costs. General and administrative expenses also include royalties payable to Massachusetts General Hospital, or MGH, based on sales by Bracco of MultiHance®. Royalty expenses totaled $98,000 and $31,000 for the years ended December 31, 2005 and 2004, respectively.

Restructuring Costs
      Restructuring costs for the year ended December 31, 2005 were $1.0 million as compared to $0 for the year ended December 31, 2004. The restructuring costs related to planned actions taken by management to control costs and improve the focus of operations in order to reduce losses and conserve cash. We announced a planned reduction in our workforce by 48 employees, or approximately 50%, in response to the FDA’s second approvable letter regarding Vasovist. The reductions which were completed in January 2006 affected both the research and development and the general and administrative areas of the Company. We reported a charge of approximately $1.0 million for severance and related benefits as of December 31, 2005. Substantially all payments related to the separation of employment will be completed in the first quarter of 2006.

Interest Income and Interest Expense
      Interest income for the year ended December 31, 2005 was $4.1 million as compared to $2.0 million for the year ended December 31, 2004. The increase of $2.1 million was primarily due to higher interest rates and higher average levels of invested cash, cash equivalents and marketable securities during 2005 as a result of receipt of the net proceeds from the issuance of $100.0 million convertible senior notes in June 2004. Interest expense for the years ended December 31, 2005 and 2004 was $3.6 million and $2.1 million, respectively. The increase in interest expense of $1.5 million for the year ended December 31, 2005 directly resulted from the issuance of convertible senior notes in June 2004, partly offset by the reduction in the outstanding balance of interest-bearing prepaid royalties from Bracco and a reduction in interest expense resulting from management’s decision not to drawdown the loan facility from Schering AG at the end of 2005. In January 2006, we completed an agreement with Schering AG to terminate the loan facility.

Provision for Income Taxes
      The provision for income taxes, which represents Italian income taxes related to the Bracco agreement, was $42,000 for the year ended December 31, 2005 as compared to $100,000 for the year ended December 31, 2004. Since the remaining balance of prepaid royalties were offset at the end of the third quarter of 2005, Italian income taxes needed to be withheld on Bracco royalties for MultiHance® sales paid to us during the fourth quarter of 2005. We expect to have Italian income taxes withheld on Bracco royalties for the remainder of the agreement, which will end in the E.U. midway through 2006 and in early 2007 for the U.S.

Years ended December 31, 2004 and 2003

Revenues
      Revenues for the years ended December 31, 2004 and 2003 were $12.3 million and $13.5 million, respectively. Revenues for 2004 consisted of $7.6 million of product development revenue from Schering AG, $4.0 million of license fee and milestone revenue related to the Bracco agreement and to the Schering AG and Tyco/ Mallinckrodt strategic agreements, and $627,000 of royalty revenue related to the Bracco agreement. The decrease in revenues of $1.2 million for the year ended December 31, 2004 compared to the same period in 2003 resulted from reduced product development activities of $1.9 million, primarily from Vasovist, and lower royalties of $1.8 million from Bracco, partly offset by higher license fee revenue of $2.5 million resulting from the milestone related to Bracco’s announcement of the FDA’s approval of MultiHance® in the U.S. The lower royalties were primarily attributed to our decision to recognize the full $1.8 million amount reflected in Bracco’s position taken in December 2004 that it had overstated non-U.S. royalties over the previous four year period from 2001 to 2004. We have challenged Bracco’s underpayment, Bracco’s right to recalculate previous royalties under the license agreement and the substance of Bracco’s position that royalties were overstated.

Research and Development Expenses
      Research and development expenses for the year ended December 31, 2004 were $21.9 million as compared to $28.0 million for the same period in 2003. The decrease of $6.1 million was primarily attributable to decreased costs related to the completion of the NDA submission for Vasovist and the intellectual property agreement entered into with Dr. Martin R. Prince in the fourth quarter of 2003, partly offset by higher spending for EP-2104R and other research programs.

General and Administrative Expenses
      General and administrative expenses were $10.5 million for the year ended December 31, 2004 as compared to $6.6 million for the year ended December 31, 2003. The increase of $3.9 million was primarily attributable to higher spending both by us and by Schering AG for Vasovist marketing, higher business development expenses, higher legal expenses related to patent and intellectual property filings, increased compliance costs due to the internal control review required by the Sarbanes-Oxley Act and to higher liability insurance premiums. General and administrative expenses also include royalties payable to MGH based on sales by Bracco of MultiHance®. Royalty expenses totaled $31,000 and $103,000 for the years ended December 31, 2004 and 2003.

Interest Income and Interest Expense
      Interest income for the year ended December 31, 2004 was $2.0 million as compared to $664,000 for the year ended December 31, 2003. The increase of approximately $1.3 million was primarily due to higher average levels of invested cash, cash equivalents and marketable securities during the period related to net proceeds from the issuance of $100.0 million convertible senior notes in June 2004. Interest expense for the years ended December 31, 2004 and 2003 was $2.1 million and $295,000, respectively. The increase in interest expense of $1.8 million during the year ended December 31, 2004 resulted from the issuance of convertible senior notes in June 2004 and the drawdown of the entire $15.0 million loan facility made available to us by Schering AG as part of the joint MRI research collaboration entered into in May 2003, partly offset by the reduction in the balance of interest-bearing prepaid royalties from Bracco. The entire principal balance of the loan facility, which was $15.0 million as of December 31, 2004, plus accrued interest, was repaid in January 2005, and the loan facility has been terminated.

Provision for Income Taxes
      The provision for income taxes, which represents Italian income taxes related to the Bracco agreement, was $100,000 for the year ended December 31, 2004 as compared to $80,000 for the year ended December 31, 2003. Beginning in July 2003 and continuing throughout 2004, a portion of royalty revenue earned was offset against the prepaid FDA approval license fee, thereby reducing both cash payments to us and the related requirement to withhold foreign taxes.
Liquidity and Capital Resources
      Our principal sources of liquidity consist of cash, cash equivalents and available-for-sale marketable securities of $124.7 million at December 31, 2005 as compared to $164.4 million at December 31, 2004. The decrease in cash, cash equivalents and available-for-sale marketable securities was primarily attributed to funding of our ongoing operations and to management’s decision not to drawdown the $15.0 million loan facility from Schering AG at the end of 2005.
      We used approximately $24.3 million of net cash to fund operations for the year ended December 31, 2005, which compares to $22.5 million for the same period in 2004. The net use of cash to fund operations during the year ended December 31, 2005 resulted from the net loss of $24.3 million, combined with a reduction in deferred revenue of $2.4 million, and was offset by decreases in accounts receivable of $173,000 and prepaid expenses of $238,000, an increase in accounts payable of $330,000 and to non-cash expenses, primarily comprised of depreciation and amortization of $1.7 million. The reduction in deferred revenue resulted from the offset of prepaid royalties from Bracco, plus the recognition of other license fee revenue related to payments from Schering AG, Tyco/ Mallinckrodt and Bracco, which are being amortized into revenue in accordance with the requirements of SAB 104. The decrease in accounts receivable was primarily attributed to lower pre-launch marketing costs reimbursable by Schering AG. The decrease in prepaid expenses resulted from the change in the timing of insurance premium payments. The increase in accounts payable was due to a number of larger clinical trial invoices that came in late in the year related to the EP-2104R development program. For the year ended December 31, 2004, net cash used for operating activities of $22.5 million was primarily attributable to our net loss of $20.4 million, combined with reduction in deferred revenue of $3.7 million, a reduction in accrued expenses of $1.3 million and a reduction in accounts payable of $1.0 million, partly offset by an increase in contract advances of $3.0 million. The reduction in deferred revenue resulted from royalty revenues from sales by Bracco of MultiHance®, which were offset against advanced payments, plus the recognition of other license fee revenue related to payments from Schering AG, Tyco/ Mallinckrodt and Bracco, which are being amortized into revenue in accordance with the requirements of SAB 104. The decrease in accrued expenses was due to the completion of preclinical development activities in 2004 and to the issuance of common stock to Dr. Martin R. Prince in January 2004 to offset an accrual in 2004 in connection with the intellectual property agreement entered into in November of 2003. The decrease in accounts payable was due to lower year-end spending levels compared to 2004. The increase in contract advances primarily related to Schering AG’s funding of both our and Schering AG’s Vasovist pre-launch activities. Also during 2004, we received a $2.5 million milestone payment from Schering AG related to the acceptance of the filing of the NDA with the FDA for Vasovist. Immediately following this receipt, we paid Tyco/ Mallinckrodt $2.5 million in recognition of the same milestone. These payments were offset in our Statements of Operations, resulting in no impact on revenues, expenses or net loss.
      Our investing activities resulted in net cash provided of $37.8 million for the year ended December 31, 2005 as compared to net cash used of $50.1 million for the same period last year. During the year ended December 31, 2005, we sold or redeemed available-for-sale marketable securities of $127.6 million, partly offset by the cash used to purchase $88.6 million of available-for-sale marketable securities that was primarily funded from the rollover of securities within our portfolio. During the same period in 2004, we purchased $93.7 million of available-for-sale marketable securities, which was partly funded from the funds received from the convertible debt issuance and partly offset by cash generated from the redemption of available-for-sale marketable securities of $45.6 million. Other investing activities included capital expenditures of $1.2 million for the year ended December 31, 2005 as compared to $2.1 million for the same period last year. The higher capital expenditures in 2004 were primarily attributed to leasehold improvements and to the acquisition of equipment, including lab equipment, computer equipment and software, related to the refurbishment of our laboratory space.

      Cash used in financing activities was $14.4 million for the year ended December 31, 2005 as compared to cash provided of $109.3 million for the year ended December 31, 2004. The primary usage of cash during the year ended December 31, 2005 was for the cumulative repayment of $60.0 million on our loan facility with Schering AG. Sources of financing during the same period came from the cumulative drawdown of the loan facility of $45.0 million with Schering AG and proceeds from stock option exercises and our Employee Stock Purchase Plan of $578,000. There was no drawdown of the loan facility from Schering AG at the end of 2005. In January 2006, we and Schering AG agreed to terminate the loan facility. During the year ended December 31, 2004, we received net proceeds of $96.4 million from the issuance of convertible senior notes and another $5.5 million from stock option exercises and proceeds from our Employees Stock Purchase Plan. In addition, we cumulatively borrowed $52.5 million and repaid $45.0 million during the year ended December 31, 2004 on our loan facility with Schering AG.
      We currently receive quarterly cash payments from Schering AG for its share of development costs of Vasovist and for its share of research costs on our joint MRI research collaboration. We also receive monthly interest income on our cash, cash equivalents and available-for-sale marketable securities. We are also scheduled to receive quarterly royalty payments from Bracco for a portion of the royalty revenue actually earned from the sales of MultiHance®. With the expiration in 2006 of certain patents related to the sublicense with Bracco, we expect to receive lower royalty payments from Bracco beginning in the second half of 2006. In December 2004, Bracco asserted that it had overstated non-U.S. royalties to us for the period 2001 to 2004 and that it would offset the amount of the overstatement against its payment to us, including those triggered by FDA approval of MultiHance® in the U.S. Although we still are disputing Bracco’s position, we recognized the impact of Bracco’s claimed overstatement by reducing 2004 royalty revenues. Other potential cash inflows include: a milestone payment of $1.3 million from Schering AG, which is dependent on the FDA’s approval of Vasovist, and up to $22.0 million in additional milestone payments from Schering AG as well as our share of the profits earned on sales of Vasovist worldwide. Additional future cash flows from our EP-2104R collaboration with Schering AG of up to $15.0 million depend on the successful completion of the EP-2104R feasibility program, on Schering AG’s decision to exercise its development option and on the success of further development, regulatory and commercialization work by Schering AG, none of which is assured at this time. Additional future cash flows from our MRI research collaboration with Schering AG depend on the success of the research program and the success of further development, regulatory and commercialization activities with respect to any products generated. In October 2005, we announced that an amendment to the research collaboration agreement had been entered into with Schering AG. This amendment narrowed the definition of the field of our collaboration with Schering AG. This research collaboration expires in May 2006, and we believe that it is unlikely that the parties will extend the term of the collaboration. We expect to discuss the disposition of current research programs with Schering AG prior to expiration of the collaboration and to continue to advance at least some of these programs either unilaterally or with another partner. Pursuant to the license agreement between us and Schering AG, we are entitled to a worldwide royalty on sales of certain Schering AG products covered by the agreement.
      Known outflows, in addition to our ongoing research and development and general and administrative expenses, include the semi-annual royalties that we owe to MGH on sales by Bracco of MultiHance®; a milestone payment of $2.5 million owed to Tyco/ Mallinckrodt, which is dependent on the FDA’s approval of Vasovist; a share of profits due Tyco/ Mallinckrodt on sales of Vasovist worldwide; a royalty to Daiichi on sales of Vasovist in Japan and a royalty due MGH on our share of the profits of Vasovist worldwide. With the expiration in 2006 of certain patents related to the license with MGH, we expect to reduce our royalty payments to MGH beginning in the second half of 2006. As of December 31, 2005, all remaining unearned prepaid royalties that would be due to Bracco upon termination of our license agreement have been offset against earned royalties.
      We expect that our cash, cash equivalents and marketable securities on hand as of December 31, 2005 will be sufficient to fund our operations for at least the next several years. If holders of our convertible senior notes require redemption of the notes, we may be required to repay $100.0 million in June 2011. Our future liquidity and capital requirements will depend on numerous factors, including the following: the progress and scope of clinical and preclinical trials; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both U.S. and foreign governmental approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the extent to which our products, if any, gain market acceptance; the timing and costs of product introductions; the extent of our ongoing and new research and development programs; the costs of training physicians to become proficient with the use of our potential products; if we complete a transformative transaction, a partner is unlikely to have significant revenues and is likely to have significant product development expenses which could accelerate our use of funds and our need for additional funding and, if necessary, once regulatory approvals are received, the costs of developing marketing and distribution capabilities.
      Because of anticipated spending for the continued development of Vasovist and EP-2104R and to support selective research programs, we do not expect positive cash flow from operating activities for any future quarterly or annual period prior to commercialization of Vasovist in the U.S.
      The following table represents payments due under contractual obligations and commercial commitments as of December 31, 2005:

		Payments due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations, including interest payments	$116,375,000	$3,000,000	$6,000,000	$6,000,000	$101,375,000
Operating lease obligations	2,627,996	1,303,059	1,324,937	—	—
Purchase obligations	5,933,866	5,764,188	169,678	—	—

Total	$124,936,862	$10,067,247	$7,494,615	$6,000,000	$101,375,000

      We have incurred tax losses to date and therefore have not paid significant federal or state income taxes since inception. As of December 31, 2005, we had federal net operating loss carryforwards of approximately $180.4 million available to offset future taxable income. These amounts expire at various times through 2025. As a result of ownership changes resulting from sales of equity securities, our ability to use the net operating loss carryforwards is subject to limitations as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code. We currently estimate that the annual limitation on our use of net operating losses generated through May 31, 1996 to be approximately $900,000. Pursuant to Sections 382 and 383 of the Code, the change in ownership resulting from public equity offerings in 1997 and any other future ownership changes may further limit utilization of losses and credits in any one year. We also are eligible for research and development tax credits that can be carried forward to offset federal taxable income. The annual limitation and the timing of attaining profitability may result in the expiration of net operating loss and tax credit carryforwards before utilization.
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
Management’s Report on Internal Controls
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflects transactions in and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
      Based on this assessment, management has concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.
      Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. This report appears immediately following below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
EPIX Pharmaceuticals, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls, that EPIX Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EPIX Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that EPIX Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, EPIX Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), the balance sheets of EPIX Pharmaceuticals, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of EPIX Pharmaceuticals, Inc. and our report dated February 27, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 27, 2006

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
      Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would result in a decrease in the fair market value of our total portfolio of approximately $71,000, and an increase of approximately $71,000, respectively, at December 31, 2005.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

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
      (b) Changes in Internal Controls. There were no significant changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
      None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2006 Annual Meeting of Stockholders.
      We have adopted a Corporate Code of Conduct and Ethics that applies to all directors and employees, including our principal executive, and financial and accounting officers. The Corporate Code of Conduct and Ethics is posted on our website at www.epixpharma.com.

ITEM 11.	EXECUTIVE COMPENSATION
      The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation,” “Management-Committees of the Board of Directors and Meetings,” and “Management-Compensation of Directors” in our Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Transactions” in our Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Report of the Audit Committee of the Board of Directors” in our Proxy Statement for the 2006 Annual Meeting of Stockholders.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
      Item 15(a). The following documents are filed as part of this Annual Report on Form 10-K:
      Item 15(a)(1) and (2). See “Index to Financial Statements” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.
      Item 15(a)(3). Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit
Number		Description

3	.1@	Restated Certificate of Incorporation of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-30531) and incorporated herein by reference.

3	.2@	Certificate of Amendment of Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-21863) and incorporated herein by reference.

3	.3@	Certificate of Amendment of Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 000-21863) and incorporated herein by reference.

3	.4@	Form of Amended and Restated By-Laws of the Company. Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-30531) and incorporated herein by reference.

4	.1@	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

4	.2@	Indenture dated as of June 7, 2004 between the Company and U.S. Bank National Association as Trustee, relating to 3% Convertible Senior Notes due June 15, 2024. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 7, 2004 (File No. 000-21863) and incorporated herein by reference.

10	.1@+	Amended and Restated License Agreement between the Company and The General Hospital Corporation dated July 10, 1995. Filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

10	.2@#	Amended and Restated 1992 Equity Incentive Plan. Filed as Appendix A to the Company’s 2003 Definitive Proxy Statement on Schedule 14A (File No. 000-21863) and incorporated herein by reference.

10	.3@#	Form of Incentive Stock Option Certificate. Filed as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

10	.4@#	Form of Nonstatutory Stock Option Certificate. Filed as Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

10	.5@#	Amended and Restated 1996 Director Stock Option Plan. Filed as Appendix B to the Company’s 2003 Definitive Proxy Statement on Schedule 14A (File No. 000-21863) and incorporated herein by reference.

10	.6@#	Amended and Restated 1996 Employee Stock Purchase Plan. Filed as Appendix C to the Company’s 2003 Definitive Proxy Statement on Schedule 14A (File No. 000-21863) and incorporated herein by reference.

10	.7@	Short Form Lease from Trustees of the Cambridge Trust to the Company with a commencement date of January 1, 1998. Filed as Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (File No. 333-38399) and incorporated herein by reference.

10	.8@	First Amendment dated February 8, 1999 to the Short Form Lease dated as of July 7, 1998 with a commencement date as of January 1, 1998 between the Company and the Trustees of The Cambridge East Trust. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999 (File No. 000-21863) and incorporated herein by reference.

Exhibit
Number		Description

10	.9@	Second Amendment dated June 30, 2000 to the Short Form Lease dated as of July 7, 1998 with a commencement date as of January 1, 1998 between the Company and the Trustees of The Cambridge East Trust. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 and incorporated herein by reference.

10	.10@++	Amended and Restated Strategic Collaboration Agreement dated June 9, 2000, among the Company, Tyco/ Mallinckrodt Inc. (a Delaware corporation) and Tyco/ Mallinckrodt Inc. (a New York corporation). Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 29, 2000 (File No. 000-21863) and incorporated herein by reference.

10	.11@++	Strategic Collaboration Agreement dated as of June 9, 2000, between the Company and Schering Aktiengesellschaft. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 29, 2000 (File No. 000-21863) and incorporated herein by reference.

10	.12@	Stock Purchase Agreement, dated as of June 9, 2000, between the Company and Schering Berlin Venture Corporation. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 29, 2000 (File No. 000-21863) and incorporated herein by reference.

10	.13@	Standstill Agreement, dated as of June 9, 2000, between the Company and Schering Berlin Venture Corporation. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 29, 2000 (File No. 000-21863) and incorporated herein by reference.

10	.14@++	Reacquisition Agreement dated December 22, 2000 between the Company and Daiichi Radioisotope Laboratories, Ltd. Filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000 (File No. 000-21863) and incorporated herein by reference.

10	.15@	Amendment No. 1 dated as of December 22, 2000 to the Strategic Collaboration Agreement, dated as of June 9, 2000, between the Company and Schering Aktiengesellschaft. Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000 (File No. 000-21863) and incorporated herein by reference.

10	.16@++	Worldwide License Agreement, dated as of September 25, 2001, by and between the Company and Bracco Imaging S.p.A. filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 25, 2001 (File No. 000-21863) and incorporated herein by reference.

10	.17@	Settlement and Release Agreement dated as of September 25, 2001, by and between the Company and Bracco Imaging S.p.A. filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 25, 2001 (File No. 000-21863) and incorporated herein by reference.

10	.18@	Third Amendment, dated May 21, 2002, to the Short Form Lease dated as July 7, 1998 with a commencement date as of January 1, 1998 between the Company and the Trustees of the Cambridge East Trust. Filed as an Exhibit 10.31 to the Company’s Quarterly Report for the period ended June 30, 2002 (File No. 000-21863) and incorporated herein by reference.

10	.19@++	Thrombus Development Agreement between the Company and Schering AG, dated as of May 26, 2003. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 000-21863) and incorporated herein by reference.

10	.20@++	Collaborative Research Agreement between the Company and Schering AG, dated as of May 26, 2003. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 000-21863) and incorporated herein by reference.

10	.21@++	Lease of premises at 161 First Street, Cambridge, Massachusetts from BHX, LLC, as Trustee of First Binney Realty Trust to EPIX Pharmaceuticals, Inc.,the Company, dated as of September 30, 2003 and executed on October 10, 2003. Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 File No. 000-21863) and incorporated herein by reference.

Exhibit
Number		Description

10	.22@	Intellectual Property Agreement by and between the Company and Dr. Martin R. Prince, dated November 17, 2003. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 18, 2003 (File No. 000-21863) and incorporated herein by reference.

10	.23@++	Stock Purchase Agreement by and between the Company and Dr. Martin R. Prince, dated as of November 17, 3003. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 18, 2003 (File No. 000-21863) and incorporated herein by reference.

10	.24++	First Amendment dated October 8, 2004 to the Short Form Lease dated as of September 30, 2003 with a commencement date as of November 1, 2003 between the Company and the BHX, LLC, as Trustees of First Binney Realty Trust. Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-21863) and incorporated by reference.

10	.25@#	Director Compensation Arrangements. Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-21863) and incorporated herein by reference.

10	.26@#	Named Executive Officer Compensation Arrangements. Filed with the Company’s Current Report on Form 8-K dated February 16, 2006 (File No. 000-21863) and incorporated herein by reference.

10	.27@#	Form of Indemnification Agreement. Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-21863) and incorporated herein by reference.

10	.28@#	Form of Amendment to Stock Option Agreement. Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-21863) and incorporated herein by reference.

10	.29@#	Amendment to the Collaborative Research Agreement dated as of May 26, 2003, between the Company and Schering Aktiengesellschaft, dated September 30, 2005. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 7, 2005 (File No. 000-21863) and incorporated herein by reference.

10	.30@#	Employment Agreement between the Company and Michael J. Astrue, dated September 21, 2005. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 (File No. 000-21863) and incorporated herein by reference.

10	.31@#	Severance Agreement between the Company and Andrew Uprichard, M.D., dated September 14, 2005. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 (File No. 000-21863) and incorporated herein by reference.

10	.32@#	Separation Agreement between the Company and Michael D. Webb, dated September 14, 2005. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 (File No. 000-21863) and incorporated herein by reference.

14	.1@	The Company’s Code of Conduct and Ethics. Filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-21863) and incorporated herein by reference.

23	.1*	Consent of Independent Registered Public Accounting Firm.

31	.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Michael J. Astrue.

31	.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert B. Pelletier.

32*		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections(a) and(b) of Section 1350, Chapter 63 of Title 18, U.S. Code)

@	Incorporated by reference as indicated.

*	Filed herewith.

#	Identifies a management contract or compensatory plan or agreement in which an executive officer or director of the Company participates.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

++	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
      Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EPIX PHARMACEUTICALS, INC.

By:	/s/ MICHAEL J. ASTRUE

Michael J. Astrue
Interim Chief Executive Officer
March 1, 2006
      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. ASTRUE Michael J. Astrue	Interim Chief Executive Officer (Principal Executive Officer)	March 1, 2006

/s/ ROBERT B. PELLETIER Robert B. Pelletier	Executive Director of Finance (Principal Accounting Officer)	March 1, 2006

/s/ CHRISTOPHER F. O. GABRIELI Christopher F. O. Gabrieli	Chairman of the Board of Directors	February 28, 2006

/s/ MARK LEUCHTENBERGER Mark Leuchtenberger	Director	February 28, 2006

/s/ GREGORY D. PHELPS Gregory D. Phelps	Director	February 28, 2006

/s/ PETER WIRTH Peter Wirth	Director	February 28, 2006

EPIX PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
EPIX Pharmaceuticals, Inc.:
      We have audited the accompanying balance sheets of EPIX Pharmaceuticals, Inc. (formerly EPIX Medical, Inc.) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EPIX Pharmaceuticals, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), the effectiveness of EPIX Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 27, 2006

EPIX PHARMACEUTICALS, INC.
BALANCE SHEETS

	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$72,502,906	$73,364,538
Available-for-sale marketable securities	52,225,590	91,075,630
Accounts receivable	149,287	322,546
Prepaid expenses and other assets	346,919	585,138

Total current assets	125,224,702	165,347,852
Property and equipment, net	2,517,859	2,490,804
Other assets	2,973,155	3,448,270

Total assets	$130,715,716	$171,286,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,268,325	$938,498
Accrued expenses	4,310,003	4,218,834
Contract advances	6,112,549	6,150,013
Loan payable to strategic partner	—	15,000,000
Deferred revenue	435,861	2,387,882

Total current liabilities	12,126,738	28,695,227
Deferred revenue	755,647	1,209,725
Convertible debt	100,000,000	100,000,000
Commitments and Contigencies	—	—
Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value, 40,000,000 shares authorized; 23,284,810 and 23,190,154 shares issued and outstanding at December 31, 2005 and 2004, respectively	232,848	231,900
Additional paid-in-capital	197,311,313	196,730,731
Accumulated deficit	(179,644,632)	(155,333,774)
Accumulated other comprehensive loss	(66,198)	(246,883)

Total stockholders’ equity	17,833,331	41,381,974

Total liabilities and stockholders’ equity	$130,715,716	$171,286,926

See accompanying notes.

EPIX PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

Revenues:
Product development revenue	$4,195,530	$7,594,280	$9,534,335
Royalty revenue	2,333,384	626,685	2,397,393
License fee revenue	660,747	4,037,636	1,593,284

Total revenues	7,189,661	12,258,601	13,525,012
Operating expenses:
Research and development	20,775,771	21,873,991	28,023,522
General and administrative	10,244,271	10,495,377	6,584,318
Restructuring costs	971,828	—	—

Total operating expenses	31,991,870	32,369,368	34,607,840

Operating loss	(24,802,209)	(20,110,767)	(21,082,828)
Interest income	4,146,532	1,958,152	663,519
Interest expense	(3,613,190)	(2,128,738)	(295,168)

Loss before provision for income taxes	(24,268,867)	(20,281,353)	(20,714,477)
Provision for income taxes	41,991	99,905	80,075

Net loss	$(24,310,858)	$(20,381,258)	$(20,794,552)

Weighted average shares:
Basic and diluted	23,258,187	22,888,673	19,055,698

Net loss per share, basic and diluted	$(1.05)	$(0.89)	$(1.09)

See accompanying notes.

EPIX PHARMACEUTICALS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated	Total
	Common Stock				Other	Stockholders’
			Additional	Accumulated	Comprehensive	(Deficit)
	Shares	Amount	Paid-In Capital	Deficit	Income/(loss)	Equity

Balance at December 31, 2002	17,074,034	$170,740	$119,712,094	$(114,157,964)	$161,645	$5,886,515
Issuance of common stock upon exercise of options	573,737	5,738	3,488,632			3,494,370
Issuance of common stock under employee stock purchase plan	25,871	259	207,838			208,097
Issuance of common stock	4,645,000	46,450	65,443,384			65,489,834
Net loss				(20,794,552)		(20,794,552)
Available-for-sale marketable securities unrealized loss					(127,692)	(127,692)

Comprehensive loss						(20,922,244)

Balance at December 31, 2003	22,318,642	$223,187	$188,851,948	$(134,952,516)	$33,953	$54,156,572
Issuance of common stock upon exercise of options	723,554	7,234	5,211,805			5,219,039
Issuance of common stock under employee stock purchase plan	15,958	159	231,950			232,109
Issuance of common stock	132,000	1,320	2,337,720			2,339,040
Compensatory stock option expense			97,308			97,308
Net loss				(20,381,258)		(20,381,258)
Available-for-sale marketable securities unrealized loss					(280,836)	(280,836)

Comprehensive loss						(20,662,094)

Balance at December 31, 2004	23,190,154	$231,900	$196,730,731	$(155,333,774)	$(246,883)	$41,381,974
Issuance of common stock upon exercise of options	75,498	756	473,359			474,115
Issuance of common stock under employee stock purchase plan	19,158	192	103,804			103,996
Compensatory stock option expense			3,419			3,419
Net loss				(24,310,858)		(24,310,858)
Available-for-sale marketable securities unrealized gain					180,685	180,685

Comprehensive loss						(24,130,173)

Balance at December 31, 2005	23,284,810	$232,848	$197,311,313	$(179,644,632)	$(66,198)	$17,833,331

See accompanying notes.

EPIX PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

Operating activities:
Net loss	$(24,310,858)	$(20,381,258)	$(20,794,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,188,610	1,000,101	638,282
Stock compensation expense	3,419	97,308	—
Amortization of deferred financing costs	475,115	260,188	—
Changes in operating assets and liabilities:
Accounts receivable	173,259	(276,474)	129,060
Prepaid expenses and other current assets	238,219	(191,459)	122,520
Other assets	—	4,943	(4,313)
Accounts payable	329,827	(999,867)	43,804
Accrued expenses	91,169	(1,300,985)	1,454,932
Accrued reacquisition costs	—	—	(2,400,000)
Contract advances	(37,464)	2,977,306	40,636
Deferred revenue	(2,406,099)	(3,650,620)	(3,189,929)

Net cash used in operating activities	(24,254,803)	(22,460,817)	(23,959,560)
Investing activities:
Purchases of marketable securities	(88,618,059)	(93,663,936)	(43,344,575)
Sale or redemption of marketable securities	127,648,784	45,607,145	23,488,773
Purchases of fixed assets	(1,215,665)	(2,077,559)	(758,826)

Net cash provided by (used in) investing activities	37,815,060	(50,134,350)	(20,614,628)
Financing activities:
Net proceeds from issuance of convertible debt	—	96,350,000	—
Proceeds from loan payable from strategic partner	45,000,000	52,500,000	15,000,000
Repayment of loan payable to strategic partner	(60,000,000)	(45,000,000)	(7,500,000)
Proceeds from stock options	474,115	5,219,039	3,494,370
Proceeds from Employee Stock Purchase Plan	103,996	232,109	208,097
Proceeds from sale of common stock	—	—	65,489,834

Net cash provided by (used in) financing activities	(14,421,889)	109,301,148	76,692,301

Net increase (decrease) in cash and cash equivalents	(861,632)	36,705,981	32,118,113
Cash and cash equivalents at beginning of period	73,364,538	36,658,557	4,540,444

Cash and cash equivalents at end of period	$72,502,906	$73,364,538	$36,658,557

Supplemental cash flow information:
Cash paid for interest	$3,145,883	$1,747,236	$329,982

Cash paid for taxes	$41,991	$107,889	$99,655

Supplemental disclosure of noncash financing and investing activities:
Issuance of common stock in connection with Intellectual Property Agreement	$—	$2,339,040	$—

See accompanying notes.

EPIX PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

1.	Business
      EPIX Pharmaceuticals, Inc. (“EPIX” or the “Company”), formerly known as EPIX Medical, Inc., was formed in 1988 and commenced operations in 1992. The Company discovers and develops innovative pharmaceuticals for imaging that are designed to transform the diagnosis, treatment and monitoring of disease. The Company uses its proprietary Target Visualization Technologytm to create imaging agents targeted at the molecular level. These agents are designed to enable physicians to use magnetic resonance imaging (“MRI”) to obtain detailed information about specific disease processes. MRI has been established as the imaging technology of choice for a broad range of applications, including the identification and diagnosis of a variety of medical disorders. MRI is safe, relatively cost-effective and provides three-dimensional images that enable physicians to diagnose and manage disease in a minimally invasive manner.
      The Company is currently developing two products for use in MRI to improve the diagnosis of multiple diseases affecting the body’s arteries and veins, collectively known as the vascular system: Vasovist, the Company’s novel blood-pool contrast agent for use in magnetic resonance angiography, which was approved for marketing in all 25 member states of the E.U. in October 2005; and EP-2104R for detecting human thrombus, or blood clots, using MRI. The Company has entered into various partnership agreements with Schering AG with respect to both Vasovist and EP-2104R.
      The Company is also actively seeking to acquire a privately-held therapeutics company with the goal of becoming a specialty pharmaceutical company.

2.	Significant Accounting Policies

Cash Equivalents
      The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of money market accounts, commercial paper and federal agency obligations.

Marketable Securities
      The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. Marketable securities consist of investment-grade corporate bonds, asset-backed debt securities and government-sponsored agency debt securities. The Company classifies its marketable securities as available-for-sale and, as such, carries the investments at fair value, with unrealized holding gains and losses included in accumulated other comprehensive income or loss. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains or losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities is based on the specific identification method.

Fair Value of Financial Instruments
      At December 31, 2005 and 2004, the Company’s financial instruments consisted of cash and cash equivalents, available-for-sale marketable securities and debt. The carrying value of cash equivalents and the loan payable to strategic partner approximates fair value due to their short-term nature. The carrying value of the available-for-sale marketable securities and convertible debt is further discussed in Notes 2

EPIX PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
and 7, respectively. The fair value of the 3.0% convertible senior notes, which is based on quoted market prices, was approximately $65.0 million at December 31, 2005.

Concentrations of Credit Risk
      Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash equivalents, available-for-sale marketable securities and accounts receivable. In accordance with the Company’s investment policy, marketable securities are principally restricted to U.S. government securities, high-grade bank obligations, high-grade corporate bonds, commercial paper and certain money market funds. Although the Company had $124.7 million of cash, cash equivalents and available-for-sale marketable securities invested through two investment advisors as of December 31, 2005, the credit risk exposure of its investments was limited because of a diversified portfolio that included debt of various government-sponsored enterprises, such as Federal National Mortgage Association, Federal Farm Credit Bank Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank; high-grade corporate bonds and commercial paper; certificates of deposit and money market funds.
      The Company performs ongoing credit evaluations of its collaborators’ financial condition, but does not require collateral. The Company continuously monitors collections from collaborators. Historically, the Company has not experienced losses related to its accounts receivable. If the financial condition of its collaborators were to deteriorate, resulting in an impairment of their ability to make payments, the establishment of an allowance may be required.

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

Long-Lived Assets
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recognizes impairment losses on long-lived assets when indicators of impairment are present and future undiscounted cash flows are insufficient to support the assets’ recovery.

Income Taxes
      The Company provides for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are based on when and how they are expected to affect the tax return. A valuation allowance is provided to the extent that there is uncertainty as to the Company’s ability to generate sufficient taxable income in the future to realize the benefit from its net deferred tax asset.

Segment Information
      SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes standards for reporting information regarding operating segments and for related disclosures about products

EPIX PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
and services and geographical areas. The Company operates in one business segment, which is the development of targeted contrast agents.

Revenue
      For the years ended December 31, 2005, 2004 and 2003, Schering AG represented 63%, 64% and 74%, respectively, of total revenues and Bracco represented 36%, 33% and 21%, respectively, of total revenues.

Product development revenue
      In June 2000, the Company entered into a strategic collaboration agreement with Schering AG, whereby each party to the agreement shares equally in Vasovist development costs and U.S. operating profits and the Company will receive royalties related to non-U.S. sales. The Company recognizes product development revenue at the time it performs research and development activities for which Schering and other collaborators are obligated to reimburse the Company. Product development revenues from Schering are recorded net of the Company’s portion of Schering AG’s actual or most recent estimate of its Vasovist research and development costs.
      In May 2003, the Company entered into a development agreement with Schering AG for EP-2104R and a collaboration agreement with Schering AG for MRI research as described in Note 12. Under the EP-2104R development agreement, Schering AG agreed to make fixed payments totaling approximately $9.0 million over two years to the Company, which began in the second quarter of 2003 and ended in the fourth quarter of 2004, to cover a portion of the Company’s expenditures in the feasibility program. The Company recognizes revenue from Schering AG for the EP-2104R feasibility program in proportion to actual cost incurred relative to the estimated total program costs. As estimated total cost to complete a program increases, revenue is adjusted downwards, and conversely, as estimated cost to complete decreases, revenue is adjusted upwards. Total estimated costs of the feasibility program are based on management’s assessment of costs to complete the program based upon an evaluation of the portion of the program completed, costs incurred to date and expected future costs of the program. To the extent that estimated costs to complete the feasibility program change materially from the previous periods, adjustments to revenue are recorded. In 2003, management increased its EP-2104R estimate to complete the feasibility program from its original estimate of $9.0 million to $11.2 million, resulting in a reduction in product development revenue of $818,793 in 2003. As of December 2004, management had increased its EP-2104R estimate to complete the feasibility program to $13.2 million, resulting in a further reduction in product development revenue of $1.2 million in 2004, of which $853,138 was recognized in the fourth quarter of 2004. During the second quarter of 2005, the Company increased the estimated cost to complete the feasibility program to $16.1 million from its prior estimate. The increase in the cost to complete the feasibility program was primarily attributed to the additional patient safety monitoring related to amending the Phase II proof-of-concept clinical trial protocols for EP-2104R announced in July 2005. The impact of increasing the estimated cost to complete the feasibility program resulted in a reduction in product development revenue of $1.5 million during the same period. During the fourth quarter of 2005, the Company lowered the estimate of the cost to complete the feasibility program from $16.1 million to $15.2 million at December 31, 2005 as a result of the increased enrollment rate for this clinical trial. This latest reduction in the estimated total cost of the feasibility program resulted in an increase in product development revenue of $449,944, which was recognized in the fourth quarter of 2005. Revenue under the MRI research collaboration is recognized at the time services are provided and for which Schering AG is obligated to reimburse the Company.
      Payments received by the Company from Schering AG in advance of EPIX performing research and development activities are recorded as contract advances.

EPIX PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Royalty revenue
      The Company earns royalty revenue pursuant to its sub-license on certain of its patents to Bracco Imaging S.p.A. (“Bracco”). Royalty revenue is recognized based on actual revenues as reported by Bracco to the Company. Prior to the fourth quarter of 2004, the Company recognized royalty revenue based on royalty reports received from Bracco or on Bracco’s estimates, historical revenues and trends when royalty reports from Bracco were not available in a timely manner. In December 2004, Bracco notified the Company that it had overstated non-U.S. royalties to the Company for the period 2001 to 2004, and that Bracco would offset the amount of the overstatement against its payments to the Company, including those triggered by FDA approval of MultiHance® in the U.S. Although the Company is disputing Bracco’s assertion regarding the overstatement, the Company recognized the impact of Bracco’s claimed overstatement by reducing its 2004 royalty revenue. In addition, because the Company no longer believes that it has a reasonable basis to make royalty estimates under the agreement with Bracco, it has, commencing in the fourth quarter of 2004, only recognized royalties from Bracco in the period in which royalty reports are received.
      In connection with the execution of the sub-licensing arrangement in September 2001, Bracco made a $4.0 million refundable advance royalty payment to the Company, which was accounted for as deferred revenue. When royalty revenue is earned, a portion of the royalty revenue earned is offset against the $4.0 million refundable advance royalty. The deferred revenue balance was fully earned at December 31, 2005 and was $1.7 million at December 31, 2004.
      Massachusetts General Hospital (“MGH”) owns the patents and has exclusively licensed those patents to the Company, which has in turn sub-licensed the patents to Bracco. The Company owes MGH a percentage of all royalties received from its sub-licenses. Royalties paid to MGH, totaled $31,354, $128,801 and $90,453 for the years ended December 31, 2005, 2004 and 2003, respectively.

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
      As part of the strategic collaboration agreement the Company entered into with Schering AG in 2000, the Company granted Schering AG an exclusive license to co-develop and market Vasovist worldwide, exclusive of Japan. Later in 2000, the Company amended this strategic collaboration agreement to grant Schering AG exclusive rights to develop and market Vasovist in Japan, with the Company receiving a $3.0 million license fee from Schering AG. This license fee was included in deferred revenue and is being recorded as revenue ratably from the time of the payment until anticipated approval in Japan. The Company will continue to review this estimate and make appropriate adjustments as information becomes available.
      Pursuant to a collaboration agreement with Mallinckrodt, Inc, a subsidiary of Tyco/ Mallinckrodt, the Company recorded $4.4 million of deferred revenue that is being recorded as revenue ratably from the

EPIX PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
time of payment until anticipated approval of Vasovist in the U.S. The Company will continue to review this estimate and make appropriate adjustments as information becomes available.

Reclassification
      Certain amounts in the accompanying financial statement have been reclassified to conform to the current year presentation.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
      In June 2004, the Company completed a sale, pursuant to Rule 144A under the Securities Act of 1933, of $100.0 million of 3% convertible senior notes due 2024 for net proceeds of approximately $96.4 million. Each $1,000 of senior notes is convertible into 33.5909 shares of the Company’s common stock representing a conversion price of approximately $29.77 per share if (1) the price of the Company’s common stock trades above 120% of the conversion price for a specified time period, (2) the trading price

EPIX PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
of the senior notes is below a certain threshold, (3) the senior notes have been called for redemption, or (4) specified corporate transactions have occurred. None of these conversion triggers has occurred as of December 31, 2005.
      Common stock potentially issuable but excluded from the calculation of dilutive net loss per share for the years ended December 31, 2005, 2004 and 2003 because their inclusion would have been antidilutive consisted of the following:

	2005	2004	2003

Stock options and awards	3,271,909	3,560,478	3,557,499
Shares issuable on conversion of 3% Convertible Senior Notes	3,359,090	3,359,090	—

	6,630,999	6,919,568	3,557,499

Comprehensive Income (Loss)
      In accordance with SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), components of comprehensive income include net income and certain transactions that have generally been reported in the statements of stockholders’ equity. Other comprehensive income is comprised of unrealized gains or losses on available-for-sale marketable securities.

Employee Stock Compensation
      The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its stock-based compensation plans under the intrinsic value method, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.
      The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Year Ended December 31,

	2005	2004	2003

Net loss — as reported	$(24,310,858)	$(20,381,258)	$(20,794,552)
Less: employee stock-based compensation included in net loss as reported	—	97,308	—
Add: pro forma adjustment for stock-based compensation	(4,141,790)	(6,047,438)	(4,040,572)

Net loss — pro forma	$(28,452,648)	$(26,331,388)	$(24,835,124)

Net loss per share, basic and diluted
As reported	$(1.05)	$(0.89)	$(1.09)
Pro forma	(1.22)	(1.15)	(1.30)

Effect of pro form adjustment	$(0.18)	$(0.26)	$(0.21)

EPIX PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The weighted-average grant date fair value of stock options granted during 2005, 2004 and 2003 was $5.56, $15.66 and $6.43 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Options			ESPP

	Year Ended December 31,

	2005	2004	2003	2005	2004	2003

Expected life of option (years)	6.9	7.3	6.6	0.5	0.5	0.5
Expected stock price volatility	0.83	0.85	0.87	0.82	0.84	0.86
Weighted average risk-free interest rate	3.77%	3.25%	3.27%	3.51%	1.40%	1.12%
      The effects on 2005, 2004 and 2003 pro forma net loss and net loss per share of expensing the estimated fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans are not necessarily representative of the effects on reported results of operations for future years as options vest over several years.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised SFAS No. 123, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95”, (“SFAS 123R”). SFAS 123R supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer permitted. The Company is required to adopt SFAS 123R beginning on January 1, 2006.
      SFAS 123R permits public companies to adopt its requirements using one of two methods: (i) the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or the “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company will be adopting the “modified prospective” method when applying SFAS 123R.
      As permitted by SFAS 123R, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share discussed above.
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

EPIX PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      The estimated fair value of marketable securities is determined based on broker quotes or quoted market prices or rates for the same or similar instruments. The estimated fair value and cost of marketable securities are as follows at December 31:

	2005		2004

	Fair Value	Cost	Fair Value	Cost

Government-sponsored agency securities	$19,559,610	$19,584,572	$38,237,366	$38,364,954
Corporate bonds	25,112,035	25,153,272	38,506,427	38,625,721
Commercial paper	3,980,788	3,980,787	3,991,800	3,991,800
Certificates of deposit	3,573,157	3,573,157	10,340,037	10,340,037

	$52,225,590	$52,291,788	$91,075,630	$91,322,512

      Maturities of marketable securities classified as available-for-sale by contractual maturity are shown below:

	December 31,

	2005	2004

Due within one year	$48,447,012	$47,193,349
Due after one year through two years	3,778,578	43,882,281

	$52,225,590	$91,075,630

      Gross unrealized gains on marketable securities amounted to $2,678 and $2,799 in 2005 and 2004, respectively. Gross unrealized losses on marketable securities amounted to $68,876 and $249,681 in 2005 and 2004, respectively. The aggregate fair value of investments with unrealized losses was $36.4 million and $76.7 million at December 31, 2005 and 2004, respectively. All such investments have been in an unrealized loss position for less than one year, except for a small number of government-sponsored agency securities that had a cumulative unrealized loss of $14,132 and $1,764 at December 31, 2005 and 2004, respectively. The aggregate fair value of investments that have been in an unrealized loss position for a year or greater were $3.8 million and $775,044 at December 31, 2005 and 2004, respectively. The Company has reviewed those investments based on a number of factors, including the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment and the changes in value subsequent to year end, and has concluded that no other-than-temporary impairment existed as of December 31, 2005 and 2004.
      There were no realized gains or losses on marketable securities in 2005 and 2004.

EPIX PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment
      Property and equipment consist of the following:

	December 31,

	2005	2004

Leasehold improvements	$3,880,443	$3,607,588
Laboratory equipment	2,669,880	3,568,169
Furniture, fixtures and other equipment	1,052,703	1,716,801

	7,603,026	8,892,558
Less accumulated depreciation and amortization	(5,085,167)	(6,401,754)

	$2,517,859	$2,490,804

5.	Accrued Expenses
      Accrued expenses consist of the following:

	December 31,

	2005	2004

Accrued contractual product development expenses	$1,680,790	$2,330,849
Accrued compensation	1,768,330	969,925
Other accrued expenses	860,883	918,060

	$4,310,003	$4,218,834

6.	Restructuring Charges
      During the fourth quarter of 2005 the Company incurred a restructuring charge related to planned actions that were taken by management to control costs and improve the focus of its operations in order to reduce losses and conserve cash. The Company announced a planned reduction in its workforce by 48 employees, or approximately 50%, in response to the FDA’s second approvable letter regarding Vasovist. The reductions, which were completed in January 2006, affected both the research and development and the general and administrative areas of the Company. The Company reported a charge of $971,828 for severance and related benefits as of December 31, 2005. Substantially all payments related to the separation of employment will be completed in the first quarter of 2006.
      The Company also expects to incur additional restructuring expenses in 2006 related to facility consolidation and possible sales of assets. The charge for additional restructuring expenses will be recognized when such actions occur. At this time the Company is not able to estimate the amount of additional restructuring expenses.

7.	Financing Arrangements

Loan Payable to Strategic Partner
      In May 2003, the Company entered into a Non-Negotiable Note and Security Agreement (the “Loan Agreement”) with Schering AG under which the Company is eligible to borrow up to a total of $15.0 million. The Loan Agreement carries a variable, market-based interest rate, which was 11.25% and 9.25% at December 31, 2005 and 2004, respectively. The entire $15.0 million amount under the Loan Agreement was available as of December 31, 2005, but was not drawn down by the Company. At

EPIX PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
December 31, 2004, $15 million was outstanding under the Loan Agreement, which was repaid in January 2005. In January 2006, the Company and Schering AG agreed to terminate the Loan Agreement.

Convertible Debt
      In June 2004, the Company completed a sale, pursuant to Rule 144A under the Securities Act of 1933, of $100 million of 3% convertible senior notes due 2024 for net proceeds of approximately $96.4 million. Each $1,000 of senior notes is convertible into 33.5909 shares of the Company’s common stock representing a conversion price of approximately $29.77 per share if (1) the price of the Company’s common stock trades above 120% of the conversion price for a specified time period, (2) the trading price of the senior notes is below a certain threshold, (3) the senior notes have been called for redemption, or (4) specified corporate transactions have occurred. None of these conversion triggers has occurred as of December 31, 2005. Each of the senior notes is also convertible into the Company’s common stock in certain other circumstances. The senior notes bear an interest rate of 3%, payable semiannually on June 15 and December 15, beginning on December 15, 2004. Interest payments of $3.0 million and $1.6 million were made during the years ended December 31, 2005 and 2004, respectively. The senior notes are unsecured and are subordinated to secured debt, including the loan payable to Schering AG.
      The Company has the right to redeem the notes on or after June 15, 2009 at an initial redemption price of 100.85%, plus accrued and unpaid interest. Noteholders may require the Company to repurchase the notes at par, plus accrued and unpaid interest, on June 15, 2011, 2014 and 2019 and upon certain other events, including change of control and termination of trading.
      In connection with the issuance of the senior notes, the Company incurred $3.65 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. The costs are being amortized as interest expense using the effective interest method over the term from issuance through the first date that the holders are entitled to require repurchase of the senior notes (June 2011). For the years ended December 31, 2005 and 2004, amortization of the issuance costs was $475,115 and $260,188, respectively.

8.	Leases
      The Company leases office and laboratory space and certain office equipment under operating lease arrangements. The Company’s office and laboratory space leases expire in December 2007.
      Future minimum commitments under leases with non-cancelable terms of one or more years are as follows at December 31, 2005:

2006	$1,303,059
2007	1,319,753
2008	5,184

Total minimum lease payments	$2,627,996

      Total rental expense amounted to $1,292,157, $1,194,586 and $1,573,643 for 2005, 2004 and 2003, respectively.

9.	Stockholders’ Equity
      In January 2002, the Company raised $30.1 million, net of underwriter discounts, commissions and expenses, through the issuance and sale of 2.575 million shares of its common stock pursuant to its effective shelf registration statement, previously filed with the SEC. In August 2003, the Company raised

EPIX PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
$65.5 million, net of underwriter discounts, commissions and expenses, through the issuance and sale of 4.645 million shares of its common stock pursuant to its effective shelf registration statement.

Equity Plans

Equity Incentive Plan
      The Company has in place an Amended and Restated 1992 Equity Incentive Plan (the “Equity Plan”), which provides stock awards to purchase shares of common stock to be granted to employees and consultants. In June 2005, the Company amended the Equity Plan to increase the number of shares reserved for issuance pursuant to future grants by 500,000. The Equity Plan provides for the grant of stock options (incentive and non-statutory), stock appreciation rights, performance shares, restricted stock or stock units, for the purchase of an aggregate of 7,099,901 shares of common stock since the Equity Plan’s inception, subject to adjustment for stock-splits and similar capital changes. Awards under the Equity Plan may be granted to officers, employees and other individuals as determined by the Compensation Committee. The Compensation Committee also selects the participants and establishes the terms and conditions of each option or other equity right granted under the Equity Plan, including the exercise price, the number of shares subject to options or other equity rights and the time at which such options become exercisable. The stock options have a contractual term of ten years and generally vest over a period of five years. As of December 31, 2005, 4,379,656 shares of common stock are reserved for issuance under the Equity Plan. Since the inception of the Equity Plan, options to purchase 2,720,245 shares of common stock have been exercised.
      Stock option information relating to the Equity Plan is as follows:

					Options Exercisable

			Weighted			Weighted
	Options	Option Price	Average	Available		Average
	Outstanding	Range per Share	Exercise Price	for Grant	Number	Exercise Price

December 31, 2002	3,671,734	$0.42 - $21.63	$8.64	580,711	1,450,742	$7.65
Granted	643,588	$6.36 - $19.87	$8.18
Exercised	(573,737)	$0.42 - $15.38	$6.09
Cancelled	(339,086)	$5.13 - $19.40	$9.49

December 31, 2003	3,402,499	$0.45 - $21.63	$8.90	776,209	1,365,079	$8.76
Granted	944,430	$15.50 - $25.37	$20.02
Exercised	(723,554)	$0.45 - $16.50	$7.21
Cancelled	(302,897)	$5.13 - $21.54	$10.94

December 31, 2004	3,320,478	$0.83 - $25.37	$12.25	634,676	1,273,690	$9.76
Granted	594,255	$6.35 - $17.39	$7.30
Exercised	(75,498)	$0.83 - $ 9.13	$6.28
Cancelled	(830,660)	$5.13 - $25.37	$12.74

December 31, 2005	3,008,575	$4.48 - $24.72	$11.29	1,371,081	1,634,890	$10.86

1996 Director Stock Option Plan
      The Company has in place an Amended and Restated 1996 Director Stock Option Plan (the “Director Plan”). All of the directors who are not employees of the Company are currently eligible to participate in the Director Plan. In June 2005, the Company amended the Director Plan to increase the number of shares reserved for issuance pursuant to future grants by 100,000. The number of shares

EPIX PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
underlying the option granted to each eligible director upon election or re-election is 25,000 shares. Each option becomes exercisable with respect to 8,333 shares on each anniversary date of grant for a period of three years, provided that the option holder is still a director of the Company at the opening of business on such date. In addition, each eligible director is automatically granted an option to purchase 5,000 shares annually during the years in which such director is not up for reelection. Such options become exercisable in full on the first anniversary date of the grant, provided the option holder is still a director of the Company at the opening of business on such date. The term of each option granted under the Director Plan is ten years from the date of grant. The exercise price for the options is equal to the fair value of the underlying shares at the date of grant. As of December 31, 2005, 394,668 shares of common stock are reserved for issuance under the Director Plan. Since the inception of the Director Plan, options to purchase 5,332 shares of common stock have been exercised.
      Stock option information relating to the Director Plan is as follows:

					Options Exercisable

			Weighted			Weighted
	Options	Option Price	Average	Available		Average
	Outstanding	Range per Share	Exercise Price	for Grant	Number	Exercise Price

December 31, 2002	120,000	$7.00 - $13.25	$9.54	74,688	61,668	$10.03
Granted	35,000	$11.64	$11.64

December 31, 2003	155,000	$7.00 - $13.25	$10.01	139,668	86,668	$9.74
Granted	85,000	$18.92 - $24.95	$22.05

December 31, 2004	240,000	$7.00 - $24.95	$14.28	54,668	130,001	$9.87
Granted	45,000	$7.77	$7.77
Cancelled	(21,666)	$7.77 - $24.95	$20.99

December 31, 2005	263,334	$7.00 - $24.95	$12.61	131,334	181,669	$12.36

Combined Option Information
      The following table summarizes information about options under the Equity Plan and the Director Plan outstanding at December 31, 2005:

	Outstanding			Exercisable

	Options	Weighted		Options
	Outstanding at	Average	Weighted	Exercisable at	Weighted
	December 31,	Remaining	Average	December 31,	Average
Range of Exercise Prices	2005	Contractual Life	Exercise Price	2005	Exercise Price

$ 4.48 - $ 7.10	704,974	6.13	$6.26	383,419	$6.08
$ 7.13 - $ 8.75	833,765	6.68	$7.84	343,630	$8.48
$ 8.78 - $13.75	873,427	4.81	$11.17	740,918	$11.27
$13.85 - $24.95	859,743	7.68	$19.28	348,592	$18.37

	3,271,909		$11.39	1,816,559	$11.01

1996 Employee Stock Purchase Plan
      The Company sponsors the Amended and Restated 1996 Employee Stock Purchase Plan (the “Purchase Plan”) under which employees may purchase shares of common stock at a discount from fair market value at specified dates. Employees purchased 19,158 shares in 2005 at an average price of $5.43 per share and 15,958 shares in 2004 at an average price of $14.55 per share. At December 31, 2005, 16,750 common shares remained available for issuance under the Purchase Plan. The Purchase Plan is

EPIX PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). Rights to purchase common stock under the Purchase Plan are granted at the discretion of the Compensation Committee, which determines the frequency and duration of individual offerings under the Purchase Plan and the dates when stock may be purchased. Eligible employees participate voluntarily and may withdraw from any offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock in an offering is 85% of the lesser of its fair market value at the beginning of the offering period or on the applicable exercise date and is paid through payroll deductions. The Purchase Plan terminates in November 2006.

10.	Income Taxes
      The Company has reported losses since inception and, due to the degree of uncertainty related to the ultimate use of the net operating loss carryforwards, has fully reserved this tax benefit. The Company has the following deferred tax assets as of December 31, 2005 and 2004:

	December 31,

	2005	2004

Deferred tax assets:
Net operating loss carry forwards	$68,646,000	$59,256,000
Research and development tax credits	8,381,000	7,406,000
Book over tax depreciation and amortization	2,582,000	2,272,000
Deferred revenue	451,000	1,394,000
Other	208,000	198,000

Total deferred tax assets	$80,268,000	$70,526,000
Valuation allowance	(80,268,000)	(70,526,000)

Deferred income taxes, net	$0	$0

      As of December 31, 2005, the Company had net operating loss carryforwards for Federal and State income tax purposes of approximately $180.4 million and $121.8 million, respectively, which expire through the year 2025 and 2010, respectively. The valuation allowance increased by $9.7 million during the year the ended December 31, 2005. The tax net operating loss carryforwards differ from the accumulated deficit principally due to temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes.
      As a result of ownership changes resulting from sales of equity securities, the Company’s ability to use the net operating loss carryforwards is subject to limitations as defined in Sections 382 and 383 of the Code. The Company currently estimates that the annual limitation on its use of net operating losses generated through May 31, 1996 will be approximately $900,000. Pursuant to Sections 382 and 383 of the Code, the change in ownership resulting from public equity offerings in 1997 and other subsequent ownership changes may further limit utilization of losses and credits in any one year. The Company is also eligible for research and development tax credits, which can be carried forward to offset federal taxable income. The annual limitation and the timing of attaining profitability may result in the expiration of net operating loss and tax credit carryforwards before utilization.

EPIX PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

	Years Ended December 31,			Years Ended December 31,

	2005	2004	2003	2005	2004	2003

Tax at U.S. statutory rate	$(8,251,000)	$(6,896,000)	$(7,043,000)	(33.94)%	(33.84)%	(33.87)%
State taxes, net of federal benefit	—	—	—	0.00%	0.00%	0.00%
Permanent differences, net of federal benefit	19,021	21,629	26,894	0.08%	0.11%	0.13%
Foreign taxes	41,991	99,905	80,075	0.17%	0.49%	0.39%
Operating losses not benefited	8,231,979	6,874,371	7,016,106	33.86%	33.73%	33.74%

Income tax expense	$41,991	$99,905	$80,075	0.17%	0.49%	0.39%

11.	Defined Contribution Plan
      The Company offers a defined contribution 401(k) plan, which covers substantially all employees. The plan permits participants to make contributions from 1% to 15% of their compensation. Beginning in 1999, the Company began matching up to 3% of employees’ contributions. During 2005, 2004 and 2003, the Company’s match amounted to $243,486, $227,994, and $200,801, respectively.

12.	Strategic Alliances and Collaborations
      The Company’s business strategy includes entering into alliances with companies primarily in the pharmaceutical industry to facilitate the development, manufacture, marketing, sale and distribution of EPIX products.

Schering AG
      In June 2000, the Company entered into a strategic collaboration agreement for Vasovist pursuant to which it granted Schering AG an exclusive license to co-develop and market Vasovist worldwide, excluding Japan. In December 2000, the Company amended this strategic collaboration agreement to grant to Schering AG the exclusive rights to develop and market Vasovist in Japan. Generally, each party to the agreement will share equally in Vasovist costs and profits. Under the agreement, the Company will assume responsibility for completing clinical trials and filing for FDA approval in the U.S. Schering AG will lead clinical and regulatory activities for the product outside the U.S. In addition, the Company granted Schering AG an exclusive option to develop and market an unspecified vascular MRI blood pool agent from its product pipeline. In connection with this strategic collaboration and the amendment to its strategic collaboration agreement with Tyco/ Mallinckrodt, as further described below, Schering AG paid the Company an up-front fee of $10.0 million, which the Company then paid to Tyco/ Mallinckrodt. Under the agreement, Schering AG also paid the Company $20.0 million in exchange for shares of the Company’s common stock through its affiliate, Schering AG Berlin Venture Corporation, or Schering AG BV. The Company may receive up to an additional $23.3 million in milestone payments under the strategic collaboration agreement, of which up to $1.3 million may be earned upon U.S. product approval. Following commercial launch of Vasovist, the Company will also be entitled to receive a royalty on products sold outside the U.S. and a percentage of Schering AG’s operating profit margin on products sold in the U.S.
      Also, under the strategic collaboration agreement with Schering AG, the Company has options to acquire certain participation rights with respect to two of Schering AG’s MRI imaging products currently

EPIX PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
in clinical trials, SHU555C and Gadomer. The Company is entitled to exercise these options on a region-by-region basis upon the payment of certain fees. If the Company exercises the SHU555C option, the Company will enter into a definitive agreement with Schering AG with respect to SHU555C, pursuant to which Schering AG will be responsible for the conduct of all development, marketing and sales activities in connection with SHU555C. If the Company exercises the Gadomer option, it will enter into a definitive agreement with Schering AG with respect to Gadomer, pursuant to which the Company will share development costs incurred from the date of the option exercise, as well as profits, equally with Schering AG and it will be obligated to make milestone payments to Schering AG.
      Under the terms of the strategic collaboration agreement for Vasovist, either party may terminate the agreement upon thirty days notice if there is a material breach of the contract or if either party fails to meet certain milestones. In addition, Schering AG may terminate the agreement at any time on a region-by-region basis or in its entirety, upon six months written notice to the Company; and the Company may terminate the agreement with respect to development of Vasovist in the E.U. at any time upon ninety days written notice to Schering AG, if Schering AG has failed to meet its obligations in connection with the regulatory approval of Vasovist in the E.U.
      In May 2003, the Company announced a broad alliance with Schering AG for the discovery, development and commercialization of molecularly-targeted contrast agents for MRI. The alliance is comprised of two areas of collaboration with one agreement providing for exclusive development and commercialization collaboration for EP-2104R, the Company’s product candidate for the detection of thrombus, as well as any other product candidate that the Company and Schering AG determine to develop for detection of thrombus using MRI, and the second agreement covering an exclusive research collaboration to discover novel compounds for diagnosing human disease using MRI. As a result of the alliance, Schering AG has an option to the late stage development and worldwide marketing rights for EP-2104R, other thrombus imaging agents and for all development candidates emerging from the MRI research collaboration.
      Under the terms of the EP-2104R agreement, the Company is responsible for execution of a clinical feasibility program in humans. At the end of the feasibility program, Schering AG may exercise an option to develop and commercialize EP-2104R under which Schering AG will receive an exclusive, worldwide license for EP-2104R and become responsible for all further development, manufacturing, marketing and sales. Schering AG made fixed payments to the Company totaling approximately $9.0 million to cover its expenditures in the feasibility program. In addition, if Schering AG exercises its option to develop and commercialize EP-2104R, Schering AG will pay the Company up to $15.0 million in additional payments upon the occurrence of certain development and commercial events as well as royalties on sales attributable to the EP-2104R development effort. The royalty rate will depend on the level of annual net sales. In addition to funding for the feasibility program and milestone and base royalty payments, the Company has the right to increase its royalty rate by paying to Schering AG a portion of the costs of clinical development.
      Under the terms of the MRI three-year joint research agreement, the Company and Schering AG have exclusively combined the Company’s existing research programs in the field of diagnosing human disease using MRI to discover novel MRI product candidates for clinical development. Schering AG funds a portion of the Company’s related personnel costs and third party research costs of up to $2.0 million per annum. Also under the MRI research agreement, Schering AG has the first option to obtain exclusive, worldwide rights for the product candidates and, upon exercising the option, would become responsible for all future development, manufacturing, marketing and sales. The Company would receive a base royalty on net sales with the option to increase the royalty by participating in development funding. If Schering AG does not exercise its option, the Company may license the product and Schering AG would receive a base royalty on net sales and milestone payments.

EPIX PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      In October 2005, the Company announced that an amendment to the research collaboration agreement had been entered into with Schering AG. This amendment narrows the definition of the field of its collaboration with Schering AG. This research collaboration expires in May 2006, and the Company believes that it is unlikely that the parties will extend the term of the collaboration. The Company expects to discuss the disposition of current research programs with Schering AG prior to expiration of the collaboration and to continue to advance at least some of these programs either unilaterally or with another partner.
      In May 2003, the Company entered into a loan agreement with Schering AG which entitled it to borrow up to $15 million from time to time. The Company has repaid the loan in full and in January 2006, the Company terminated the loan agreement with Schering AG.
      On May 8, 2000, the Company granted to Schering AG a worldwide, royalty-bearing license to patents covering Schering AG’s development project, Primovist, an MRI contrast agent for imaging the liver, approved in the E.U. in 2004. Also on May 8, 2000, Schering AG granted the Company a non-exclusive, royalty-bearing license to certain of its Japanese patents. The Company agreed to withdraw its invalidation claim of Schering AG’s Japanese patent 1,932,626 in the Japanese Patent Office pursuant to this license agreement. See “Patents and Proprietary Rights.” Schering AG had been an opposing party in the Company’s European patent case prior to the licensing agreement. On May 9, 2000, the Opposition Division of the European Patent Office maintained the Company’s European patent in a slightly amended form. The patent is owned by MGH and is exclusively licensed to the Company. The remaining opposing parties initially elected to appeal the May 9, 2000 decision. However, in September 2001, the Company settled this patent dispute with the opposing parties by entering into a non-exclusive royalty bearing license agreement with Bracco. See “Item 1. Business — Patents and Proprietary Rights” in the accompanying Form 10-K for further discussion of this settlement.

Tyco/ Mallinckrodt
      In June 2000, in connection with the exclusive license that the Company granted to Schering AG, the Company amended its strategic collaboration with Tyco/ Mallinckrodt to grant Tyco/ Mallinckrodt a non-exclusive, worldwide license to manufacture Vasovist for clinical development and commercial use in accordance with a manufacturing agreement entered into in June 2000 between Tyco/ Mallinckrodt and Schering AG, and to enable the Company to enter into the strategic collaboration agreement with Schering AG described above. In connection with this amendment, the Company paid Tyco/ Mallinckrodt an up-front fee of $10.0 million and are obligated to pay up to an additional $5.0 million in milestone payments, of which $2.5 million was paid following NDA filing in February 2004 and $2.5 million will be paid upon U.S. product approval. The Company will also pay Tyco/ Mallinckrodt a share of its Vasovist operating profit margins in the U.S. and a percentage of the royalty that it receives from Schering AG on Vasovist gross profits outside the U.S.

Daiichi
      In March 1996, the Company entered into a development and license agreement with Daiichi pursuant to which it granted Daiichi an exclusive license to develop and commercialize Vasovist in Japan. Under this arrangement, Daiichi assumed primary responsibility for clinical development, regulatory approval, marketing and distribution of Vasovist in Japan. The Company retained the right and obligation to manufacture Vasovist for development activities and commercial sale under the agreement. In December 2000, the Company reacquired the rights to develop and commercialize Vasovist in Japan from Daiichi. Under the terms of this reacquisition agreement with Daiichi, the Company agreed to pay Daiichi a total amount of $5.2 million, of which it paid $2.8 million in January 2001 and $2.4 million in December 2003. Daiichi will also receive a royalty from the Company based on net sales of Vasovist in Japan.

EPIX PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Simultaneously with its reacquisition from Daiichi of the Vasovist development and marketing rights in Japan, the Company assigned these rights to Schering AG as described above.

Dyax
      The Company entered into a collaboration agreement in 1997 and two further collaboration and license agreements in November 2004 with Dyax Corp., (“Dyax”), for research relating to the Company’s thrombus program and other research programs. Under the terms of the thrombus program agreements with Dyax, the Company has exclusive worldwide rights to develop and commercialize ligands and derivatives of fibrin-binding peptides discovered during the research collaboration with Dyax. These rights include both an exclusive license to diagnostic imaging compounds (excluding radiopharmaceuticals) as well as therapeutic compounds. In return for these exclusive license rights, the Company agreed to pay Dyax certain specified research related payments, milestone payments and royalties upon commercialization of certain products arising from the these programs.

MGH
      The Company has entered into a license agreement with MGH pursuant to which MGH has granted the Company an exclusive worldwide license to the patents and patent applications which relate to Vasovist. The MGH license imposed certain due diligence obligations with respect to the development of products covered by the license, all of which have been fulfilled to date. The MGH license requires the Company to pay royalties on its net sales of Vasovist until 2006. The Company must also pay MGH a percentage of all royalties received from its sublicensees until 2006 or later on any sublicense if the MGH patents related to that sublicense are extended.

Prince
      In November 2003, the Company entered into an intellectual property agreement with Dr. Martin R. Prince, an early innovator in the field of MRA relating to “dynamic” MRA, which involves capturing MRA images during the limited time, typically 30 to 60 seconds, available for imaging with extracellular agents. Under the terms of the intellectual property agreement, Dr. Prince made certain covenants and agreements and granted the Company certain discharges, licenses and releases in connection with the use of Vasovist. In consideration of Dr. Prince entering into this agreement, the Company agreed to pay him an upfront fee and royalties on sales of Vasovist consistent with a non-exclusive early stage academic license and agreed to deliver to him 132,000 shares of EPIX common stock and certain quantities of Vasovist.

13.	Subsequent Events

Dismissal of class action lawsuit
      On January 31, 2006, the U.S. District Court for the District of Massachusetts granted the Company’s Motion to Dismiss for Failure to Prosecute the previously disclosed shareholder class action lawsuit against the Company. The dismissal was issued without prejudice after a hearing, which dismissal does not prevent another suit to be brought based on the same claims.

EPIX PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
14. Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,	Total
	2005	2005	2005	2005	Year

Revenues:
Product development revenue	$1,475,819	$314,026	$1,297,720	$1,107,965	$4,195,530
Royalty revenue	444,289	578,321	798,484	512,290	2,333,384
License fee revenue	165,896	165,896	165,894	163,061	660,747

Total revenues	2,086,004	1,058,243	2,262,098	1,783,316	7,189,661
Operating expenses:
Research Development	5,533,151	5,637,426	5,498,385	4,106,809	20,775,771
General & administrative	2,743,705	2,570,535	2,617,410	2,312,621	10,244,271
Restructuring costs	—	—	—	971,828	971,828

Total operating expenses	8,276,856	8,207,961	8,115,795	7,391,258	31,991,870
Operating Loss	(6,190,852)	(7,149,718)	(5,853,697)	(5,607,942)	(24,802,209)
Other income, net	(64,703)	53,634	193,940	350,471	533,342
Income taxes	—	—	—	41,991	41,991

Net loss	$(6,255,555)	$(7,096,084)	$(5,659,757)	$(5,299,462)	$(24,310,858)

Weighted average shares, basic and diluted	23,226,677	23,257,197	23,273,075	23,275,104	23,258,187

Net loss per share:
Basic and diluted	$(0.27)	$(0.31)	$(0.24)	$(0.23)	$(1.05)

EPIX PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,		Total
	2004	2004	2004	2004		Year

Revenues:
Product development revenue	$2,651,925	$1,962,067	$2,273,957	$706,331		$7,594,280
Royalty revenue	688,453	1,009,062	700,601	(1,771,431	)(1)	626,685
License fee revenue	283,288	275,175	263,585	3,215,588		4,037,636

Total revenues	3,623,666	3,246,304	3,238,143	2,150,488		12,258,601
Operating expenses:
Research Development	5,513,267	5,073,265	6,508,418	4,779,041		21,873,991
General & administrative	2,171,976	3,119,630	2,878,916	2,324,855		10,495,377

Total operating expenses	7,685,243	8,192,895	9,387,334	7,103,896		32,369,368
Operating Loss	(4,061,577)	(4,946,591)	(6,149,191)	(4,953,408)		(20,110,767)
Other income, net	203,017	8,576	(246,645)	(135,534)		(170,586)
Income taxes	8,719	20,947	16,676	53,563		99,905

Net loss	$(3,867,279)	$(4,958,962)	$(6,412,512)	$(5,142,505)		$(20,381,258)

Weighted average shares, basic and diluted	22,622,249	22,818,822	22,987,878	23,122,088		22,888,673

Net loss per share:
Basic and diluted	$(0.17)	$(0.22)	$(0.28)	$(0.22)		$(0.89)

(1)	Reflects the Company’s decision to recognize the full $1.8 million of Bracco’s assertion that Bracco had overstated non-U.S. royalties to the Company during the period 2001 to 2004. In addition, the Company believes that it no longer has a reasonable basis to make royalty estimates and will therefore, effective in the fourth quarter of 2004, recognize future royalties from Bracco in the period in which royalty reports are received.