Form 10-K/A
period 2005-12-31
EPIX Pharmaceuticals, Inc.
filed 2006-04-28
CIK 1027702

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 0-21863
EPIX PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3030815 (I.R.S. Employer Identification No.)

161 First Street, Cambridge, Massachusetts (Address of principal executive offices)	02142 (Zip Code)
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
     As of April 28, 2006, the registrant had 23,284,810 shares of common stock outstanding.

EXPLANATORY NOTE
This Annual Report on Form 10-K/A is being filed by the Registrant to amend the Annual Report on Form 10-K filed by the Registrant on March 1, 2006 to include the information required to be disclosed by Items 10-14 of Part III of Form 10-K.

PART III
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
(a) Identification of Directors
     Our by-laws provide that our business is to be managed by or under the direction of a board of directors and that the number of members of our board of directors be fixed from time to time by the board of directors. Our board of directors is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. Our board of directors currently consists of five members, classified into three classes as follows: (a) Michael Gilman, Ph.D., Mark Leuchtenberger and Peter Wirth, Esq. constitute a class with a term ending at the 2006 annual meeting; (b) Gregory D. Phelps constitutes a class with a term ending at the 2007 annual meeting; and (c) Christopher F.O. Gabrieli constitutes a class with a term ending at the 2008 annual meeting. Mr. Wirth has notified us that he is not standing for reelection at the 2006 annual stockholders meeting. All of the members of our board of directors qualify as independent under the definition promulgated by The NASDAQ National Market.
     The board of directors has voted to nominate each of Mark Leuchtenberger and Michael Gilman, Ph.D. for election at the upcoming annual meeting for a term of three years, to serve until the 2009 annual meeting of stockholders, and until their successors have been elected and qualified.
     Set forth below are the names of each of our directors, their ages, their offices in the Company, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships.

Name	Age	Position with the Company
Christopher F.O. Gabrieli	46	Chairman of the Board

Michael Gilman, Ph.D.	51	Director

Mark Leuchtenberger	49	Director

Gregory D. Phelps	57	Director

Peter Wirth, Esq.	55	Director
Christopher F.O. Gabrieli
Chairman of the Board
     Mr. Gabrieli has been a member of our board of directors since 1994, and he is the Chairman of the board of directors. Mr. Gabrieli is the Chairman of Massachusetts 2020, a non-profit public policy organization. He is a member of the general partners of Bessemer Venture Partners III L.P. and Bessemer Venture Partners IV L.P. and related venture capital partnerships, where he worked from 1986 to 2000. Mr. Gabrieli is a candidate for the Governor of the Commonwealth of Massachusetts, the general election for which is scheduled in November 2006.
Michael Gilman, Ph.D.
Director
     Dr. Gilman has been a member of our board of directors since April 2006. Most recently he was Executive Vice President, Research at Biogen Idec. He joined Biogen in 1999 as Director of Molecular Biology and became head of research at Biogen in 2000. Dr. Gilman was Executive Vice President and Chief Scientific Officer of ARIAD Pharmaceuticals from 1995 to 2000. Prior to that, Dr. Gilman spent eight years on the scientific staff of Cold Spring Harbor Laboratory in New York, where his research focused on mechanisms of signal transduction and gene regulation. Dr. Gilman holds a Ph.D. in Biochemistry from University of California, Berkeley, and a S.B. in Life Sciences from Massachusetts Institute of Technology.

Mark Leuchtenberger
Director
     Mr. Leuchtenberger has been a member of our board of directors since September 2004. Mr. Leuchtenberger is the President and Chief Executive Officer of Therion Biologics, a privately held biotechnology company developing therapeutic vaccines for cancer. Prior to joining Therion in 2002, Mr. Leuchtenberger spent 11 years at Biogen, Inc., where he led the development and launch of Avonex and ran North American and international commercial operations. Prior to Biogen, he was a consultant at Bain & Company specializing in healthcare. Mr. Leuchtenberger also serves on boards for the Massachusetts Biotechnology Council, Beth Israel Deaconess Medical Center and Wake Forest University.
Gregory D. Phelps
Director
     Mr. Phelps has been a member of our board of directors since July 2004. Mr. Phelps is the Chairman of the Board and Chief Executive Officer of RenaMed Biologics, Inc., a biotechnology company developing therapeutic products. He has previously held positions of Chief Executive Officer of Ardais Corporation, Viagene, Inc. and ZymoGenetics, Inc. He has also served as Vice Chairman of Dyax Corporation, Executive Vice President of Genzyme Corporation and Vice President of Baxter Travenol Laboratories, Inc. (now Baxter Healthcare).
Peter Wirth, Esq.
Director
     Mr. Wirth has been a member of our board of directors since August 2001. Mr. Wirth is currently an Executive Vice President and the Chief Legal Officer of Genzyme Corporation in Cambridge, Massachusetts, where he has senior management responsibility for the legal and corporate development functions. Prior to joining Genzyme in 1996, he was a partner at the law firm of Palmer & Dodge, LLP in Boston.
(b) Identification of Executive Officers
     The following table sets forth certain information regarding our executive officers. We have an employment agreement with Mr. Astrue pursuant to which he serves as our Interim Chief Executive Officer. Dr. Uprichard and Mr. Pelletier serve at the pleasure of the board of directors.

Name	Age	Position with the Company
Michael J. Astrue	49	Interim Chief Executive Officer
Andrew C.G. Uprichard, M.D.	49	President and Chief Operating Officer
Robert Pelletier, CPA	53	Executive Director of Finance and Principal Accounting Officer
Michael J. Astrue
Interim Chief Executive Officer
     Mr. Astrue joined the Company as Interim Chief Executive Officer in September 2005. Mr. Astrue was President and Chief Executive Officer of Transkaryotic Therapies, Inc. from 2003 to 2004. He brings two decades of public and private sector experience in the biotechnology and pharmaceutical industries. He has served as Chairman of the Massachusetts Biotechnology Council and, before joining Transkaryotic Therapies, was Vice President, Secretary, and General Counsel for Biogen, Inc. Mr. Astrue was also a partner at the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., held several positions with the U.S. Department of Health and Human Services, including General Counsel, and served as Associate Counsel to the President, where he advised and represented former Presidents Ronald Reagan and George H.W. Bush. He received a J.D. from Harvard Law School and a B.A. from Yale University.
Andrew C.G. Uprichard, M.D.
President and Chief Operating Officer
     Dr. Uprichard joined the Company as President and Chief Operating Officer in July 2004. Dr. Uprichard has an extensive background in discovery research and development in the biopharmaceutical industry. Prior to joining the Company, Dr. Uprichard served as Chief Operating Officer at ArQule, Inc. from 2002 to 2003 and at Curis, Inc. from 2000 to 2002. For the preceding 11 years, Dr. Uprichard held numerous management positions at Parke-Davis/Warner-Lambert (now part of Pfizer) in pharmaceutical research, where his experience — spanning drug discovery, pre-clinical and clinical development — included the oversight of a number of IND filings. From 1997 to 2000, Dr. Uprichard was Vice President, Drug Development; from 1994 to 1997, the Senior Director, Cardiovascular Pharmacology; and from 1989 to 1994, Dr. Uprichard held various oversight positions in Cardiovascular Clinical Development. In the late 1980s, Dr. Uprichard was a Cardiology and Postdoctoral Fellow at the University of Michigan Medical School. Dr. Uprichard holds M.B., Ch.B. and M.D. degrees from the University of Edinburgh, Scotland; is a Fellow of the Royal College of Physicians of Edinburgh; a Fellow of the Faculty of Pharmaceutical Medicine and a Fellow of the American College of Physicians.
Robert Pelletier, CPA
Executive Director of Finance and Principal Accounting Officer
     Mr. Pelletier joined the Company in March 2003. He came to the Company from The Medicines Company where he was Senior Director of Finance from July 2000 to March 2003. Prior to July 2000, Mr. Pelletier spent nine years as Controller and subsequently Vice President of Finance at AverStar Inc., a software company that provided engineering and software services, products/tools and integrated system solutions to government and commercial customers, and 11 years at Textron, Inc. in various accounting and finance roles. He holds a BS in Accounting from the University of Rhode Island, an MBA from Bentley College and is a Certified Public Accountant.
(c) Identification of Certain Significant Employees.
     Not applicable.
(d) Family Relationships.
     There are no family relationships between any director, executive officer, or person nominated or chosen by us to become a director or executive officer.
(e) Business Experience.
     The business experience of each of our directors is set forth in Item 10(a), “Identification of Directors” of this Annual Report on Form 10-K/A and the business experience of our executive officers is set forth in Item 10(b), “Identification of Executive Officers” of this Annual Report on Form 10-K/A.
     The directorships held by each of our directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, are set forth in Item 10(a), “Identification of Directors” of this Annual Report on Form 10-K/A.
(f) Involvement in Certain Legal Proceedings.
     To the best of our knowledge, none of our current directors or executive officers has been involved during the past five years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.
(g) Promoters and Control Persons.
     Not applicable.
(h) and (i) Audit Committee and Audit Committee Financial Expert.
     Our audit committee consists of Peter Wirth (Chairman), Christopher F.O. Gabrieli and Mark Leuchtenberger. The audit committee’s role and responsibilities are set forth in the audit committee charter adopted by the board of directors. Our audit committee met six times during the fiscal year ended December 31, 2005. The audit committee reviews the engagement of our independent accountants and has the authority to retain and terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the audit committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and by The NASDAQ National Market; as such standards apply specifically to audit committees. Our board of directors has determined that Mr. Leuchtenberger is an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 401 of Regulation S-K.
(j) Procedures for Stockholder Nominations to our Board of Directors.
     No material changes to the procedures for nominating directors by our stockholders were made in 2005.
Code of Conduct and Ethics
     We have adopted a code of conduct and ethics that applies to all of our employees, including our chief executive officer and chief financial and accounting officer. The text of the code of conduct and ethics is posted on our website at www.epixpharma.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of The NASDAQ National Market.
Section 16(a) Beneficial Ownership Reporting Compliance
     Our records reflect that in 2005, all reports which were required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis.
ITEM 11.     EXECUTIVE COMPENSATION
Summary Compensation Table
     The following table shows the total compensation paid or accrued during the past three fiscal years ended December 31 to (a) our Interim Chief Executive Officer, (b) our former Chief Executive Officer and (c) our three next most highly compensated executive officers who earned more than $100,000 during the year ended December 31, 2005.

							Long-Term
							Compensation
		Annual Compensation					Awards
						Other	Securities
						Annual	Underlying	All Other
Name and Principal Position	Year	Salary		Bonus (1)		Compensation	Options (#)	Compensation
Michael J. Astrue (2)	2005	$112,308		$—		—	—	$—
Interim Chief Executive Officer	2004	—		—		—	—	—
	2003	—		—		—	—	—

Andrew C.G. Uprichard, M.D.	2005	309,872		14,002		—	52,500	2,803	(3)
President and	2004	137,308		54,878	(4)	—	175,000	2,677	(3)
Chief Operating Officer	2003	—		—		—	—	—

Robert Pelletier, CPA	2005	175,188		25,835		—	23,281	4,591	(3)
Executive Director of Finance	2004	157,961		34,609		—	7,288	4,078	(3)
and Principal Accounting Officer	2003	124,038		40,050		—	40,000	3,539	(3)

Michael D. Webb	2005	356,517	(6)	—		—	50,000	6,300	(5)
Former Chief Executive Officer	2004	334,286		49,125		—	62,500	8,620	(5)
	2003	313,351		137,722		—	66,500	6,225	(5)

Peyton J. Marshall, Ph.D. (7)	2005	129,635		—		—	—	4,972	(3)
Former Senior Vice President	2004	238,933		36,114		—	35,625	4,883	(3)
and Chief Financial Officer	2003	225,000		80,156		—	—	3,404	(3)

(1)	Bonuses were earned in the year indicated and are generally paid in the subsequent year.

(2)	Mr. Astrue intends to resign as Interim Chief Executive Officer in May 2006.

(3)	Consists of matching 401(k) contributions.

(4)	Dr. Uprichard joined the Company in July 2004 and the bonus compensation amount includes a $20,000 signing bonus.

(5)	Consists of matching 401(k) contributions of $6,300, $6,000 and $6,000 in 2005, 2004 and 2003, respectively, and life insurance premiums paid by us on behalf of Mr. Webb on a policy for the benefit of Mr. Webb of $2,620 in 2004 and $225 in 2003.

(6)	Effective September 14, 2005, Mr. Webb resigned as Chief Executive Officer and member of the board of directors. This figure represents $254,435 earned by Mr. Webb as Chief Executive Officer through September 14, 2005, and $102,082 in fees and expense reimbursements, paid to Mr. Webb in connection with consulting services he provided to us from September 14, 2005 through December 31, 2005.

(7)	Effective July 1, 2005, Mr. Marshall resigned as Senior Vice President, Finance and Administration and Chief Financial Officer.
Employment and Severance Agreements
     On September 21, 2005, we entered into an employment agreement, or the Employment Agreement, with Michael J. Astrue, as amended on March 7, 2006, pursuant to which he is serving as our Interim Chief Executive Officer for a term that will expire on May 31, 2006. Mr. Astrue intends to resign as Interim Chief Executive Officer in May 2006. Under the terms of the Employment Agreement, Mr. Astrue receives a salary at the annual rate of $400,000, paid in accordance with our usual payroll practices. Mr. Astrue is also entitled to participate in employee benefits offered by us to our other senior management employees and reimbursement of reasonable expenses incurred in promoting our business. The Employment Agreement allows Mr. Astrue to devote reasonable time to certain outside activities, as set forth in the Employment Agreement, provided such activities do not conflict in any material way with our business. By the terms of the Employment Agreement and contemporaneous with its execution, Mr. Astrue entered into our standard indemnification agreement with us. We have also agreed to maintain, at a reasonable cost, directors and officers liability insurance that will cover Mr. Astrue to the same extent as our other senior management employees. The Employment Agreement also contains confidentiality and assignment of inventions provisions. Either we or Mr. Astrue may terminate the Employment Agreement upon ten days’ prior written notice. In the event the Employment Agreement is terminated for any reason, we will pay Mr. Astrue his salary for the period ending on the last day Mr. Astrue is employed with us, and shall also provide any other payments or benefits provided under employee benefit plans or arrangements to the extent then due from us. In addition, in the event Mr. Astrue is terminated, the board of directors may, in its sole discretion, grant Mr. Astrue a bonus for services rendered to us.
     On September 14, 2005, we entered into a severance and incentive agreement, or the Severance Agreement, with Andrew C.G. Uprichard, M.D. Pursuant to the Severance Agreement, if Dr. Uprichard is terminated without cause or resigns under certain circumstances involving a change in title, a diminution of duties, or a material reduction in salary, then, in exchange for a complete release of all claims against us, we will pay Dr. Uprichard severance of one year’s salary, paid in accordance with our usual payroll practices, and will pay the costs to continue his medical and dental insurance pursuant to COBRA for one year following the termination date. The Severance Agreement will not apply in the event of a termination following a change in control, in which case, Dr. Uprichard may be eligible for severance pay in accordance with the severance arrangements with executive officers and certain other senior managers authorized by the board of directors in 2003 and further described below.

     In connection with Michael D. Webb’s resignation as Chief Executive Officer and member of the board of directors, effective September 14, 2005, we entered into a separation agreement, or the Separation Agreement, with Mr. Webb, pursuant to which Mr. Webb continued to serve as a consultant to us until December 31, 2005 on an independent contractor basis. Pursuant to the Separation Agreement, beginning in January 2006, Mr. Webb is entitled to receive severance pay in the amount of $175,150.50, payable in six approximately equal monthly payments. We have also agreed to cover the cost of the COBRA payments to continue Mr. Webb’s participation in our medical and dental insurance plans during the period in which these severance payments are made. Under the terms of the Separation Agreement, Mr. Webb’s options vested until September 14, 2005 and he had the right to exercise any vested incentive stock options in accordance with the terms of the stock option awards and the plan pursuant to which they were granted and to exercise any vested non-qualified stock options up through and including the 90th day following the conclusion of his consulting work for us.
     Our board of directors has authorized a severance arrangement for our executive officers and selected other senior managers, under which each such officer or manager who is subject to a termination event following a change in control (as defined in footnote 1 to the table under “Option Grants in Our Last Fiscal Year”) will receive a cash payment of six months’ base salary, plus one additional month of base salary for each year of employment with us, up to a maximum potential payment of twelve months’ base salary. In addition, as set forth in footnote 1 to the table under “Option Grants in Our Last Fiscal Year”, options held by our executive officers contain provisions for acceleration of vesting under certain circumstances in the event of a change in control.
Option Grants in Our Last Fiscal Year
     The following table shows grants of stock options that we made during the year ended December 31, 2005 to each of the executive officers named in the Summary Compensation Table.

	Individual Grants (1)
	Number of	% of Total			Potential Realizable
	Securities	Options	Exercise		Value at Assumed Annual Rates
	Underlying	Granted to	or Base		of Stock Price Appreciation
	Options	Employees in	Price	Expiration	for Option Term (2)
Name	Granted (1)	Fiscal Year	($/Share)	Date	5%	10%
Michael J. Astrue	—	—	—	—	—	—

Andrew C.G. Uprichard, M.D.	52,500	8.83%	$7.15	3/17/2015	$236,071	$598,251

Robert Pelletier, CPA	8,281	1.39%	7.15	3/17/2015	37,236	94,364

	15,000	2.52%	8.69	6/24/2015	81,976	207,744

Michael D. Webb (3)	50,000	8.41%	7.15	3/17/2015	224,830	569,763

Peyton J. Marshall, Ph.D.	—	—	—	—	—	—

(1)	These options were granted under our Amended and Restated 1992 Equity Incentive Plan, or the Equity Plan, at an exercise price equal to the fair market value of our common stock at the date of grant. All of the options granted vest in five equal annual installments and began vesting on March 17, 2006 except for one of the grants to Mr. Pelletier which begins vesting on June 24, 2006. With the exception of Mr. Pelletier’s option for 8,281 shares, which is an incentive stock option, each of the options cited above consists of a combination of non-qualified stock options and incentive stock options as follows: Dr. Uprichard’s option consists of 41,992 non-qualified stock options and 10,508 incentive stock options; Mr. Pelletier’s grant of 15,000 options consists of 7,907 non-qualified stock options and 7,093 incentive stock options, and Mr. Webb’s option consists of 39,998 non-qualified options and 10,002 incentive stock options. The options are not transferable, except by will or by laws of descent and distribution. The post-termination exercise period for exercisable options is generally three months. If an acquisition event also constitutes a change in control, or, if there is a change in control that does not also constitute an acquisition event, unless provided to the contrary in an agreement between us and the optionee, the options or such assumed or substituted options shall become immediately exercisable in full, if within 18 months of the change in control, a termination event (as defined below) with respect to the optionee occurs. If the acquiring or succeeding corporation does not agree to assume or issue substitute options for the options issued by us, the options issued by us shall become immediately exercisable in full. If the acquisition event involves a cash payment to our stockholders, the optionee shall receive a cash payment for each option equal to the amount by which the price to be paid in the acquisition exceeds the option exercise price.

An acquisition event means (a) any merger or consolidation of us with or into another entity as a result of which our common stock is converted into or exchanged for the right to receive cash, securities or other property; (b) any exchange of our shares for cash, securities or other property pursuant to a statutory share exchange transaction; (c) any sale or exchange of all or substantially all of our assets in one transaction or in a series of transactions; or (d) a reorganization or liquidation of us.

A change in control means either (a) (i) a merger or consolidation of us, whether or not approved by the board of directors, other than a merger or consolidation in which our voting securities continue to represent at least 50% of the total voting power represented by our voting securities of the surviving entity outstanding immediately after the merger or consolidation, or (ii) the approval by our stockholders of an agreement for the sale or disposition by us of all or substantially all of our assets; or (b) any person becoming the beneficial owner of our securities representing 50% or more of our total outstanding voting power (excluding us or our affiliates or any of our employee benefit plans) pursuant to a transaction or a series of related transactions which the board of directors does not approve.

A termination event means the termination of the optionee’s employment (a) by us or the acquiring or succeeding corporation without cause; or (b) by the optionee upon written notice given promptly after our or the acquiring or succeeding corporation’s taking any of the following actions, which actions shall not have been cured within a 30-day period following such notice: (i) the principal place of the performance of the optionee’s responsibilities, or the Principal Location, is changed to a location outside of a 30 mile radius from the Principal Location immediately prior to the change in control; (ii) there is a material reduction in the optionee’s salary; or (iii) there is a material diminution in the scope of the optionee’s responsibilities without the optionee’s agreement or without cause.

(2)	In accordance with the rules of the Securities and Exchange Commission, we show in these columns the potential realizable value over the term of the option (the period from the grant date to the expiration date). We calculate this assuming that the fair market value of our common stock on the date of grant appreciates at the indicated annual rate, 5% and 10% compounded annually, for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts are based on assumed rates of appreciation and do not represent an estimate of our future stock price. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock, the optionholder’s continued employment with us through the option exercise period, and the date on which the option is exercised.

(3)	Effective September 14, 2005, Mr. Webb resigned as Chief Executive Officer and member of the board of directors, but continued to provide consulting services to us through December 31, 2005. In connection with his departure these options have now been cancelled.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
     The following table shows information regarding exercises of options to purchase our common stock by each executive officer named in the Summary Compensation Table during the year ended December 31, 2005. The table also shows the aggregate value of options held by each executive officer named in the Summary Compensation Table as of December 31, 2005. The value of the unexercised in-the-money options at fiscal year end is based on a value of $4.04 per share, the closing price of our common stock on The NASDAQ National Market on December 31, 2005 (the last trading day prior to the fiscal year end), less the per share exercise price.

	Shares		Number of Securities Underlying		Value of the Unexercised
	Acquired		Unexercised Options		In-The-Money Options
	on	Value	at Fiscal Year-End		at Fiscal Year-End
Name	Exercise	Realized (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael J. Astrue	—	$—	—	—	$—	$—

Andrew C.G. Uprichard, M.D.	—	—	35,000	192,500	—	—

Robert Pelletier, CPA	—	—	9,457	53,112	—	—

Michael D. Webb	30,000	66,600	467,794	—	—	—

Peyton J. Marshall, Ph.D.	20,500	52,682	—	—	—	—

(1)	Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.
Compensation of Our Directors
     We pay each non-employee director who serves on a committee of our board of directors an annual fee of $25,000 for service as a director and as a committee member. We pay each non-employee director who does not also serve on a committee of the board of directors an annual fee of $15,000 for service as a director. During 2005, we paid our outside directors the following fees: Mr. Gabrieli — $25,000, Mr. Leuchtenberger — $22,500, Mr. Phelps — $16,250, and Mr. Wirth — $25,000. Stanley T. Crooke, M.D., Ph.D., who resigned from the board of directors in June 2005, was paid $12,500 in connection with his service on the board of directors. In addition, non-employee directors are eligible to participate in our Amended and Restated 1996 Director Stock Option Plan, or the Director Plan. Upon the appointment, election or reelection of a non-employee director, such director is automatically granted an option to purchase 25,000 shares of our common stock. Such options become exercisable in equal installments over a three-year period on each anniversary of the grant, provided that the optionee is still a director at the opening of business on such applicable date. Commencing with grants made on or after the annual meeting of stockholders, this initial grant shall be subject to adjustment if a director receives stock options upon appointment to the board of directors between annual meetings of stockholders to fill a vacancy or newly elected directorship and any such option shall become exercisable in equal monthly installments from the date of grant until the first annual meeting of stockholders at which such director is nominated for election or reelection. In addition, each non-employee director is automatically granted an option to purchase 5,000 shares of our common stock annually during the years in which such director is not up for reelection to the board of directors. Such options become exercisable in full on the first anniversary date of the grant, provided that the optionee is still a director at the opening of business on such date. Each option has a term of ten years and becomes vested in full in the event of a merger (in which we do not survive) or liquidation of us. The exercise price for each option is equal to the fair market value of our common stock on the date of grant. During fiscal 2005, the following options were granted under the Director Plan: Mr. Gabrieli an option for 25,000 shares of our common stock, Mr. Leuchtenberger an option for 5,000 shares of our common stock, Mr. Phelps an option for 5,000 shares of our common stock and Mr. Wirth an option for 5,000 shares of our common stock. An option for 5,000 shares of our common stock was also granted to Dr. Crooke, which was subsequently cancelled upon his resignation from the board of directors. Options granted during 2005 to Michael D. Webb are reported under “Executive Compensation — Option Grants in Our Last Fiscal Year.”
Compensation Committee Interlocks and Insider Participation
     Our compensation committee has three members: Christopher F.O. Gabrieli (Chairman), Mark Leuchtenberger and Gregory D. Phelps. There are no interlocking relationships between members of our compensation committee and the compensation committees of other companies’ boards of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Principal Stockholders
     The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2006 for (a) the executive officers named in the Summary Compensation Table, (b) each of our directors and director nominees, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. We deem shares of our common stock that may be acquired by an individual or group within 60 days of March 31, 2006 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of our common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 23,284,810 shares of our common stock outstanding on March 31, 2006.

	Shares Beneficially Owned
Name and Address **	Number	Percent
Prescott Group Capital Management, L.L.C. (1)	1,712,334	7.35%
1924 South Utica, Suite 1120
Tulsa, Oklahoma 74104-6529

Michael J. Astrue	—	*

Andrew C.G. Uprichard, M.D. (2)	45,500	*

Robert Pelletier, CPA (3)	22,131	*

Michael D. Webb (4)	32,666	*

Peyton J. Marshall, Ph.D. (5)	64,000	*

Christopher F.O. Gabrieli (6)	217,450	*

Gregory D. Phelps (7)	8,334	*

Mark Leuchtenberger (8)	8,334	*

Peter Wirth, Esq. (9)	55,000	*

Michael Gilman, Ph.D.	—	*

All current directors and executive officers as a group (8 persons) (10)	356,749	1.53%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

**	Addresses are given for beneficial owners of more than 5% of our outstanding common stock only.

(1)	Includes (a) 1,630,334 shares of our common stock held by the Prescott Group Aggressive Small Cap Master Fund, G.P., of which Prescott Group Aggressive Small Cap, L.P. and Prescott Group Aggressive Small Cap II, L.P. are general partners, and (b) 82,000 shares of our common stock held by Phil Frohlich. Prescott Group Capital Management, L.L.C. serves as the general partner of Prescott Group Aggressive Small Cap, L.P. and Prescott Group

Aggressive Small Cap II, L.P. and may direct Prescott Group Aggressive Small Cap, L.P. and Prescott Group Aggressive Small Cap II, L.P., the general partners of Prescott Group Aggressive Small Cap Master Fund, G.P., in connection with the voting and disposition of the 1,630,334 shares of our common stock held by Prescott Group Aggressive Small Cap Master Fund, G.P. As principal of Prescott Group Capital Management, L.L.C., Mr. Frohlich may direct the vote and disposition of the 1,630,334 shares of our common stock held by Prescott Group Aggressive Small Cap Master Fund, G.P. and the 82,000 shares of our common stock held by himself, individually. This information is based solely on a Schedule 13G filed by Prescott Group Capital Management, L.L.C. with the Securities and Exchange Commission on January 30, 2006, which reported ownership as of October 10, 2005.

(2)	Represents shares of our common stock subject to options exercisable by Dr. Uprichard within the 60-day period following March 31, 2006.

(3)	Consists of 1,561 shares of our common stock owned of record by and 20,570 shares of our common stock subject to options exercisable by Mr. Pelletier within the 60-day period following March 31, 2006.

(4)	Consists of 14,166 shares of our common stock owned of record by Mr. Webb and 18,500 shares of our common stock held by Mr. Webb’s wife as to which Mr. Webb disclaims beneficial ownership. Effective September 14, 2005, Mr. Webb resigned as Chief Executive Officer and member of the board of directors, but continued to serve as a consultant to us through December 31, 2005.

(5)	Represents 64,000 shares of our common stock owned of record by Mr. Marshall. Effective July 1, 2005, Mr. Marshall resigned as Senior Vice President, Finance and Administration and Chief Financial Officer.

(6)	Consists of 152,450 shares of our common stock owned of record by Mr. Gabrieli and 65,000 shares of our common stock subject to options exercisable by Mr. Gabrieli within the 60-day period following March 31, 2006.

(7)	Represents shares of our common stock subject to options exercisable by Mr. Phelps within the 60-day period following March 31, 2006.

(8)	Represents shares of our common stock subject to options exercisable by Mr. Leuchtenberger within the 60-day period following March 31, 2006.

(9)	Represents shares of our common stock subject to options exercisable by Mr. Wirth within the 60-day period following March 31, 2006.

(10)	Includes 202,738 shares of our common stock subject to options exercisable within the 60-day period following March 31, 2006. See also footnotes (2), (3) and (6) through (9) above.
Equity Compensation Plan Information
     The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2005.

Number of Securities
Remaining Available for
Future Issuance Under
Equity Compensation
Plans
	Number of Securities to be	Weighted-Average	(Excluding Securities
	Issued Upon Exercise of	Exercise Price of	Reflected in the First
Plan Category	Outstanding Options	Outstanding Options	Column)
Equity Compensation Plans	3,271,909	$11.39	1,519,165
Approved by Securityholders (1)			(2)(3)(4)(5)
Equity Compensation Plans not Approved by Securityholders	N/A	N/A	N/A

Total	3,271,909	$11.39	1,519,165

(1)	These plans consist of our Amended and Restated 1992 Equity Incentive Plan, or the Equity Plan, the Amended and Restated 1996 Director Stock Option Plan, or the Director Plan, and the Amended and Restated 1996 Employee Stock Purchase Plan, or the Employee Plan.

(2)	Includes options to purchase 1,032,521 shares of our common stock issued under the Equity Plan that were cancelled after December 31, 2005.

(3)	Does not include options to purchase 300,562 shares of our common stock issued under the Equity Plan that were granted to employees after December 31, 2005.

(4)	Includes options to purchase 53,334 shares of our common stock issued under the Director Plan that were cancelled after December 31, 2005.

(5)	Does not include 149,916 shares of our common stock issued to date under the Employee Plan. Shares of our common stock that are set aside within the Employee Plan immediately become outstanding common stock when purchased by employees.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     We have entered into employment and/or severance agreements with certain of our executive officers as further described under “Executive Compensation — Employment and Severance Agreements” of this Annual Report on Form 10-K/A.
     In connection with Michael D. Webb’s resignation as Chief Executive Officer and member of the board of directors, effective September 14, 2005, we entered into a separation agreement with Mr. Webb. Pursuant to this agreement Mr. Webb served as a consultant to us until December 31, 2005 on an independent contractor basis and is entitled to receive severance pay in the amount of $175,150.50, payable in six approximately equal monthly payments. In fiscal year 2005, we paid Mr. Webb $102,082 for his fees and expenses in connection with this consultancy.
     In 2005, we engaged Michael Gilman, Ph.D., a member of our board of directors, to serve as a consultant in connection with the evaluation of privately-held biotechnology companies for acquisition. On April 3, 2006, we announced the signing of a definitive agreement and plan of merger by and among us, EPIX Delaware, Inc., our wholly-owned subsidiary, and Predix Pharmaceuticals Holdings, Inc., a privately-held pharmaceutical company based in Lexington, Massachusetts. Pursuant to the agreement and plan of merger, Predix Pharmaceuticals Holdings, Inc. will merge with and into EPIX Delaware, Inc. The merger is expected to close by the end of July 2006. Pursuant to the terms of Dr. Gilman’s consulting agreement, we paid Dr. Gilman approximately $22,950 in 2005 for his services and have paid him an additional $24,920 as of March 31, 2006. Upon completion of Dr. Gilman’s remaining consulting services in connection with the merger, his relationship with us as a consultant will end.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for the years ended December 31, 2005 and 2004, and fees billed for tax services rendered by Ernst & Young LLP during those periods. The audit committee of the board of directors considered the provision of the services corresponding to these fees in its finding that the services are compatible with Ernst & Young LLP maintaining its independence.

	Year Ended
	December 31, 2005	December 31, 2004
Audit Fees:(1)	$265,500	$393,000
Audit-Related Fees:(2)	—	—
Tax Fees:(3)	17,700	27,872
All Other Fees:(4)	—	—

Total	283,200	420,872

(1)	Audit Fees consist of fees for professional services rendered for the audit of our annual financial statements, a review of the interim financial statements included in the quarterly reports, a review of internal controls of financial reporting (Section 404) and services normally provided by Ernst & Young LLP in connection regulatory filings, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

(2)	Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of an audit or review of our financial statements and are not reported under “Audit Fees.” The category includes fees for the review of our employee benefit plans. In 2004, we hired an accounting firm other than Ernst & Young LLP to audit the employee benefit plans.

(3)	Tax Fees consist of fees for professional services rendered in preparing the federal and state tax returns, and for providing tax compliance, tax advice and tax planning assistance.

(4)	All Other Fees consist of fees for services other than the services reported above.
Policy on Audit Committee Pre-Approval of Audit and Permissible
Non-audit Services of Independent Auditors
     Consistent with Securities and Exchange Commission policies regarding auditor independence, the audit committee of the board of directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the audit committee of the board of directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.
     Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the audit committee of the board of directors for approval.
     1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, and attest services and consultation regarding financial accounting and/or reporting standards.
     2. Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.
     3. Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.
     4. Other Fees are those associated with services not captured in the other categories.
     Prior to engagement, the audit committee of the board of directors pre-approves these services by category of service. The fees are budgeted and the audit committee of the board of directors requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by the category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the audit committee of the board of directors requires specific pre-approval before engaging the independent auditor.

     The audit committee of the board of directors may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit committee of the board of directors at its next scheduled meeting.
PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(3) Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A.

Exhibit
Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Michael J. Astrue.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert B. Pelletier.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections(a) and(b) of Section 1350, Chapter 63 of Title 18, U.S. Code).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 28th day of April 2006.

EPIX Pharmaceuticals, Inc.

By:	/s/ Michael J. Astrue

Michael J. Astrue
Interim Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Michael J. Astrue.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert B. Pelletier.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections(a) and(b)
of Section 1350, Chapter 63 of Title 18, U.S. Code)