Form 10-Q
period 2006-03-31
EPIX Pharmaceuticals, Inc.
filed 2006-05-05
CIK 1027702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-21863
EPIX PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3030815
(State of incorporation)	(I.R.S. Employer Identification No.)
161 First Street, Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)
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
      Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of April 28, 2006, 23,284,810 shares of the registrant’s Common Stock, $.01 par value per share, were issued and outstanding.

EPIX Pharmaceuticals, Inc.

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED FINANCIAL STATEMENTS
EPIX PHARMACEUTICALS, INC.
BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$75,963,558	$72,502,906
Available-for-sale marketable securities	42,882,538	52,225,590
Accounts receivable	94,699	149,287
Prepaid expenses and other assets	479,906	346,919

Total current assets	119,420,701	125,224,702
Property and equipment, net	2,107,960	2,517,859
Other assets	3,492,867	2,973,155

Total assets	$125,021,528	$130,715,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$541,148	$1,268,325
Accrued expenses	3,894,527	4,310,003
Contract advances	5,425,318	6,112,549
Deferred revenue	330,598	435,861

Total current liabilities	10,191,591	12,126,738
Deferred revenue	699,314	755,647
Convertible debt	100,000,000	100,000,000
Commitments and Contigencies	—	—
Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value, 40,000,000 shares authorized; 23,284,810 shares issued and outstanding at March 31, 2006 and December 31, 2005	232,848	232,848
Additional paid-in-capital	198,104,068	197,311,313
Accumulated deficit	(184,171,953)	(179,644,632)
Accumulated other comprehensive loss	(34,340)	(66,198)

Total stockholders’ equity	14,130,623	17,833,331

Total liabilities and stockholders’ equity	$125,021,528	$130,715,716

See accompanying notes.

EPIX PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,

	2006	2005

Revenues:
Product development revenue	$1,082,867	$1,475,819
Royalty revenue	457,778	444,289
License fee revenue	161,597	165,896

Total revenues	1,702,242	2,086,004
Operating expenses:
Research and development	3,992,961	5,533,151
General and administrative	2,338,363	2,743,705
Restructuring costs	289,633	—

Total operating expenses	6,620,957	8,276,856

Operating loss	(4,918,715)	(6,190,852)
Interest income	1,304,573	845,901
Interest expense	(869,363)	(910,604)

Loss before provision for income taxes	(4,483,505)	(6,255,555)
Provision for income taxes	43,816	—

Net loss	$(4,527,321)	$(6,255,555)

Weighted average shares:
Basic and diluted	23,284,810	23,226,677

Net loss per share, basic and diluted	$(0.19)	$(0.27)

See accompanying notes.

EPIX PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,

	2006	2005

Operating activities:
Net loss	$(4,527,321)	$(6,255,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	409,899	264,033
Stock compensation expense	792,755	3,419
Amortization of deferred financing costs	119,109	114,861
Changes in operating assets and liabilities:
Accounts receivable	54,588	(341,637)
Prepaid expenses and other current assets	(132,987)	(131,053)
Accounts payable	(727,177)	83,261
Accrued expenses	(415,476)	891,834
Contract advances	(687,231)	(150,341)
Deferred revenue	(161,596)	(602,474)

Net cash used in operating activities	(5,275,437)	(6,123,652)
Investing activities:
Purchases of marketable securities	(22,788,633)	(17,466,958)
Sale or redemption of marketable securities	32,163,543	19,393,321
Increase in other assets	(638,821)	—
Purchases of fixed assets	—	(157,888)

Net cash provided by investing activities	8,736,089	1,768,475
Financing activities:
Proceeds from loan payable from strategic partner	—	15,000,000
Repayment of loan payable to strategic partner	—	(15,000,000)
Proceeds from exercises of stock options	—	437,392

Net cash provided by financing activities	—	437,392

Net increase (decrease) in cash and cash equivalents	3,460,652	(3,917,785)
Cash and cash equivalents at beginning of period	72,502,906	73,364,538

Cash and cash equivalents at end of period	$75,963,558	$69,446,753

Supplemental cash flow information:
Cash paid for interest	$—	$45,326

Cash paid for taxes	$43,816	$—

See accompanying notes.

EPIX PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.	Nature of Business
      EPIX Pharmaceuticals, Inc. (“EPIX” or the “Company”) discovers and develops innovative pharmaceuticals for imaging that are designed to transform the diagnosis, treatment and monitoring of disease. The Company uses its proprietary Target Visualization Technologytm to create imaging agents targeted at the molecular level. These agents are designed to enable physicians to use magnetic resonance imaging (“MRI”) to obtain detailed information about specific disease processes. MRI has been established as the imaging technology of choice for a broad range of applications, including the identification and diagnosis of a variety of medical disorders. MRI is safe, relatively cost-effective and provides three-dimensional images that enable physicians to diagnose and manage disease in a minimally invasive manner.
      The Company is currently developing two products for use in MRI to improve the diagnosis of multiple diseases affecting the body’s arteries and veins, collectively known as the vascular system: Vasovisttm, the Company’s novel blood-pool contrast agent for use in magnetic resonance angiography (“MRA”), which was approved for marketing in all 25 member states of the European Union (“E.U.”) in October 2005; and EP-2104R for detecting human thrombi, or blood clots, using MRI. The Company has entered into various partnership agreements with Schering AG with respect to both Vasovist and EP-2104R. The Company has active research programs with respect to products for diagnostic imaging and therapeutic uses.
      On April 3, 2006, the Company announced the signing of a definitive merger agreement to acquire Predix Pharmaceuticals Holdings, Inc. (“Predix”) in a stock transaction valued at approximately $90 million, including the assumption of net debt at closing. In addition, Predix shareholders will be paid a possible milestone payment of $35 million in cash, stock or a combination of both based on the achievement of certain clinical or strategic milestones within a specified period of time. Predix is a privately-held pharmaceutical company focused on the discovery and development of novel, highly-selective, small molecule drugs that target G-Protein Coupled Receptors and ion channels.

2.	Basis of Presentation
      The unaudited condensed financial statements of EPIX have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (the “SEC” or the “Commission”). Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of the interim period ended March 31, 2006 are not necessarily indicative of the results expected for the full fiscal year.
      The unaudited condensed financial statements and related disclosures have been prepared with the assumption that users of the unaudited condensed financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

EPIX PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

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
      In May 2003, the Company entered into a development agreement with Schering AG for EP-2104R and a collaboration agreement with Schering AG for MRI research. Under the EP-2104R development agreement, Schering AG agreed to make fixed payments totaling approximately $9.0 million to the Company over a two year period, which began in the second quarter of 2003 and ended in the fourth quarter of 2004, to cover a portion of the Company’s expenditures for the EP-2104R feasibility program. The Company recognizes revenue from Schering AG for the feasibility program in proportion to actual cost incurred relative to the estimated total program costs. As estimated total cost to complete a program increases, revenue in the period is adjusted downwards, and conversely, as estimated cost to complete decreases, revenue in the period is adjusted upwards. Total estimated costs of the feasibility program are based on management’s assessment of costs to complete the program based upon an evaluation of the portion of the program completed, costs incurred to date, planned program activities, anticipated program timelines and expected future costs of the program. To the extent that estimated costs to complete the feasibility program change materially from the previous periods, adjustments to revenue are recorded in the period. As of March 31, 2006, the estimated cost to complete the EP-2104R feasibility program is $15.2 million, unchanged from the estimate to complete at December 31, 2005. During the first quarter of 2006, the Company completed enrollment in the feasibility program. Revenue under the MRI research collaboration is recognized at the time services are provided for which Schering AG is obligated to reimburse the Company.
      Payments received by the Company from Schering AG in advance of EPIX performing research and development activities are recorded as contract advances.

Royalty revenue
      The Company earns royalty revenue pursuant to its sub-license on certain of its patents to Bracco Imaging S.p.A. (“Bracco”). Royalty revenue is recognized based on actual revenues as reported by Bracco to the Company in the period in which royalty reports are received.
      Massachusetts General Hospital (“MGH”) owns the patents that are subject to the Company’s agreement with Bracco and has exclusively licensed those patents to the Company, which has in turn sub-licensed the patents to Bracco. The Company owes MGH a percentage of all royalties received from its sub-licenses. Royalties paid to MGH totaled $66,073 and $0 for the three months ended March 31, 2006 and 2005, respectively.
      The Company will be entitled to receive a royalty on sales of Vasovist by Schering AG following the commercial launch of the product in the E.U., which began on a country-by-country basis in the second quarter of 2006. The Company will recognize royalty revenue from sales of Vasovist in the E.U. in the quarter when Schering AG reports those sales to the Company.

EPIX PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

License fee revenue
      The Company records license fee revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Pursuant to SAB 104, the Company recognizes revenue from non-refundable license fees and milestone payments, not specifically tied to a separate earnings process, ratably over the period during which the Company has a substantial continuing obligation to perform services under the contract. When milestone payments are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligations associated with the payment are completed.
      In September 2001, the Company sub-licensed certain patents to Bracco and received a $2.0 million license fee from Bracco. This license fee is included in deferred revenue and is being recorded as revenue ratably from the time of the payment until the expiration of MGH’s patents, which will occur in the E.U. in May 2006 and in the U.S. in November 2006.
      As part of the strategic collaboration agreement the Company entered into with Schering AG in 2000, the Company granted Schering AG an exclusive license to co-develop and market Vasovist worldwide, exclusive of Japan. Later in 2000, the Company amended this strategic collaboration agreement to grant Schering AG exclusive rights to develop and market Vasovist in Japan, and the Company received a $3.0 million license fee from Schering AG in connection with that amendment. This license fee was included in deferred revenue and is being recorded as revenue ratably from the time of the payment until anticipated approval in Japan. The Company will continue to review this estimate and make appropriate adjustments as information becomes available.
      Pursuant to a collaboration agreement with Mallinckrodt, Inc., a subsidiary of Tyco/Mallinckrodt, the Company recorded $4.4 million of deferred revenue that is being recorded as revenue ratably from the time of payment until anticipated approval of Vasovist in the U.S. The Company will continue to review this estimate and make appropriate adjustments as information becomes available.

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

EPIX PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
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
      In June 2004, the Company completed a sale, pursuant to Rule 144A under the Securities Act of 1933, of $100.0 million of 3% convertible senior notes due 2024 for net proceeds of approximately $96.4 million. Each $1,000 of senior notes is convertible into 33.5909 shares of the Company’s common stock representing a conversion price of approximately $29.77 per share if (1) the price of the Company’s common stock trades above 120% of the conversion price for a specified time period, (2) the trading price of the senior notes is below a certain threshold, (3) the senior notes have been called for redemption, or (4) specified corporate transactions have occurred. None of these conversion triggers has occurred as of March 31, 2006.
      Common stock potentially issuable, but excluded from the calculation of dilutive net loss per share for the three months ended March 31, 2006 and 2005 because their inclusion would have been antidilutive, consisted of the following:

	2006	2005

Stock options and awards	2,486,616	3,774,473
Shares issuable on conversion of 3% Convertible Senior Notes	3,359,090	3,359,090

Total	5,845,706	7,133,563

Comprehensive Loss
      Comprehensive loss is comprised of net loss and unrealized gains or losses on the Company’s available-for-sale marketable securities. The Company’s comprehensive loss for the three months ended March 31, 2006 and 2005 amounted to $4.5 million and $6.2 million, respectively.

Employee Stock Compensation
      The Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95” (“SFAS 123(R)”), beginning January 1, 2006, using the modified prospective transition method. Under the modified prospective transition method, financial statements for periods prior to the adoption date are not adjusted for the change in accounting. Compensation expense is now recognized, based on the requirements of SFAS 123(R), for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date.
      Prior to adopting SFAS 123(R), the Company used the intrinsic value method to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As a result of the adoption of SFAS 123(R), the Company is amortizing the unamortized stock-based compensation expense related to unvested option grants issued prior to the adoption of SFAS 123(R). The Company has elected to continue to use the Black-Scholes Option Pricing Model to determine the fair value of options. SFAS 123(R) also requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under disclosure requirements of SFAS 123. As a result, the Company has applied an estimated forfeiture rate to remaining unvested awards based on historical experience in determining the expense recorded in the Company’s

EPIX PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
consolidated statement of operations. This estimate will be evaluated quarterly and the forfeiture rate will be adjusted as necessary. The actual expense recognized over the vesting period will only be for those shares that vest during that period. The Company has also elected to recognize compensation cost for awards with pro-rata vesting using the straight-line method.
      As a result of adopting the new standard, the Company has recorded $792,755 of stock-based compensation expense for the three months ended March 31, 2006. The stock-based compensation expense included $519,000 in research and development and $273,755 in general and administrative expense for the three months ended March 31, 2006. The compensation expense increased both basic and diluted net loss per share by $0.03. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. As of March 31, 2006, there was $8.4 million of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized over a weighted-average period of 1.9 years.
      The following table illustrates the effect on net loss and net loss per share for the three months ended March 31, 2005 if the Company had applied the fair value provisions of SFAS 123(R) to options granted under the Company’s stock option plans.

Three Months Ended
March 31, 2005

Net loss — as reported	$(6,255,555)
Add: employee stock-based compensation included in net loss as reported	—
Deduct: pro forma adjustment for stock-based compensation	(1,087,809)

Net loss — pro forma	$(7,343,364)

Net loss per share, basic and diluted
As reported	$(0.27)
Pro forma	(0.32)

Effect of pro forma adjustment	$(0.05)

      The fair value of each stock option is estimated on the date of grant using the Black-Scholes Option Pricing Model using the assumptions noted in the following table. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. Expected volatility is based on historical volatility data of the Company’s stock and comparable companies to the expected option term. The expected forfeiture rate is based on historical experience. The Company estimated the stock option forfeitures based on historical experience. The Company used the “simplified” method, as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, to calculate the expected term, or life, of options.

	Options

	Three Months
	Ended
	March 31,

	2006	2005

Expected stock price volatility	70%	84%
Weighted average risk-free interest rate	4.62%	3.62%
Expected forfeiture rate	9.00%	0.00%
Expected life of option (years)	6.3	7.0
      The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 was $3.08 per share.

EPIX PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of the status of the Company’s stock option plans as March 31, 2006 and the stock option activity for all stock option plans during the three months ended March 31, 2006:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2005	3,271,909	$11.39
Granted	300,562	4.59
Exercised	—	—
Cancelled	(1,085,855)	11.55

Outstanding at March 31, 2006	2,486,616	$10.50	6.86	$16,745

Exercisable at March 31, 2006	1,299,973	$10.81	5.24	$400

4.	Restructuring Charges
      During the three months ended March 31, 2006, the Company incurred an additional restructuring charge of $290,000 related to actions previously announced by management to control costs and improve the focus of the Company’s operations in order to reduce losses and conserve cash. The additional restructuring charge included costs to vacate leased office space, which were partly offset by a sublease for a portion of that space, an impairment charge for the remaining net book value for leasehold improvements located within the vacated space as well as excess lab and office equipment in our facilities, and additional severance related costs. The Company is accounting for the restructuring costs in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”
      The following table displays the restructuring activity and liability balances:

Balance December 31, 2005	$971,828
Restructuring charges for the three months ended March 31, 2006	289,633
Write-offs	(154,502)
Employee related payments	(835,028)

Balance March 31, 2006	$271,931

5.	Deferred Merger Costs
      The Company has recorded $638,821 of deferred merger costs relating to the acquisition of Predix (See notes 1 and 7). These costs will be included in acquisitions costs upon consummation of the merger.

6.	Convertible Debt
      In June 2004, the Company completed a sale, pursuant to Rule 144A under the Securities Act of 1933, of $100 million of 3% convertible senior notes due 2024 for net proceeds of approximately $96.4 million. Each $1,000 of senior notes is convertible into 33.5909 shares of the Company’s common stock representing a conversion price of approximately $29.77 per share if (1) the price of the Company’s common stock trades above 120% of the conversion price for a specified time period, (2) the trading price of the senior notes is below a certain threshold, (3) the senior notes have been called for redemption, or (4) specified corporate transactions have occurred. None of these conversion triggers has occurred as of March 31, 2006. Each of the senior notes is also convertible into the Company’s common stock in certain

EPIX PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
other circumstances. The senior notes bear an interest rate of 3%, payable semiannually on June 15 and December 15 of each year, beginning on December 15, 2004. There were no interest payments made during the three months ended March 31, 2006 and 2005. The senior notes are unsecured and are subordinated to secured debt.
      The Company has the right to redeem the notes on or after June 15, 2009 at an initial redemption price of 100.85%, plus accrued and unpaid interest. Noteholders may require the Company to repurchase the notes at par, plus accrued and unpaid interest, on June 15, 2011, 2014 and 2019 and upon certain other events, including a change of control and termination of trading, each as defined in the indenture governing the senior notes.
      In connection with the issuance of the senior notes, the Company incurred $3.65 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. The costs are being amortized as interest expense using the effective interest method over the term from issuance through the first date that the holders are entitled to require repurchase of the senior notes (June 2011). For the three months ended March 31, 2006 and 2005, amortization of the issuance costs was $119,109 and $114,861, respectively.

7.	Subsequent Events
      On April 3, 2006, the Company announced the signing of a definitive merger agreement to acquire Predix Pharmaceuticals Holdings, Inc. (“Predix”) in a stock transaction valued at approximately $90 million, including the assumption of net debt at closing. In addition, Predix shareholders will be paid a possible milestone payment of $35 million in cash, stock or a combination of both based on the achievement of certain clinical or strategic milestones within a specified period of time. Predix is a privately-held pharmaceutical company focused on the discovery and development of novel, highly-selective, small molecule drugs that target G-Protein Coupled Receptors and ion channels.
      On April 25, 2006, the Company submitted a Form S-4 Registration Statement to register shares that would be issuable upon the completion of the merger to acquire Predix.
      Effective May 5, 2006, Michael J. Astrue resigned as Interim Chief Executive Officer of the Company. Mr. Astrue was appointed to the position in September 2005 after Michael Webb, the former Chief Executive Officer, resigned. Dr. Andrew Uprichard, President of EPIX, will be the Company’s principal executive officer pending the closing of the merger with Predix, which is expected to occur in June or July of 2006.
      Following the consummation of the merger, Dr. Michael Kauffman, Predix’s President and Chief Executive Officer, will become the Chief Executive Officer of the combined company. Dr. Uprichard is expected to remain with the combined company in the role of President.

8.	Recent Accounting Pronouncements
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, (“SFAS 154”), a replacement of APB No. 20, “Accounting Changes”, and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements”, (“SFAS 3”). SFAS 154 replaces the provisions of SFAS 3 with respect to reporting accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS 154 will have a material impact on its overall financial position or results of operations.

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
      On April 3, 2006, we announced the signing of a definitive merger agreement to acquire Predix Pharmaceuticals Holdings, Inc., or Predix, in a stock transaction valued at approximately $90 million, including the assumption of net debt at closing. In addition, Predix shareholders will be paid a possible milestone payment of $35 million in cash, stock or a combination of both based on the achievement of certain clinical or strategic milestones within a specified period of time. Predix is a privately-held pharmaceutical company focused on the discovery and development of novel, highly-selective, small molecule drugs that target G-Protein Coupled Receptors and ion channels.
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
      Our significant accounting policies are more fully described in Note 2 of the Company’s Financial Statements for the year ended December 31, 2005 and in Note 3 to the financial statements set forth in Item 1 above. Not all significant accounting policies require management to make difficult, subjective or complex judgments or estimates. We believe that our accounting policies related to revenue recognition, research and development and employee stock compensation, as described below, require “critical accounting estimates and judgments.”

Revenue Recognition
      We recognize revenue from non-refundable license fees and milestone payments not specifically tied to a separate earnings process ratably over the period during which we have substantial continuing obligations to perform services under the contract. When milestone payments are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligations associated with the payment are completed. When the period of deferral cannot be specifically identified from the contract, we estimate the period of deferral based upon our obligations under the contract. We continually review these estimates and, if any of these estimates change, adjustments are recorded in the period in which they become reasonably estimable. These adjustments could have a material effect on our results of operations.
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
      Royalty revenue is recognized based on actual revenues reported to us by Bracco Imaging S.p.A., or Bracco, and Schering AG in the period in which royalty reports are received.
      We will be entitled to receive a royalty on sales of Vasovist by Schering AG following the commercial launch of the product in the E.U., expected to start in the second quarter of 2006. We will recognize royalty revenue from sales of Vasovist in the E.U. in the quarter when Schering AG actually reports those sales to us.

Research and Development
      Research and development costs, including those associated with technology, licenses and patents, are expensed as incurred. Research and development costs primarily include employee salaries and related costs, third party service costs, the costs of preclinical and clinical trial supplies and consulting expenses.
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

Employee Stock Compensation
      We have adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95”, or SFAS 123(R), beginning January 1, 2006, using the modified prospective transition method. Under the modified prospective transition method, financial statements for periods prior to the adoption date are not adjusted for the change in accounting. However, compensation expense is recognized, based on the requirements of SFAS 123(R), for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date.
      Our financial results could be materially adversely affected with the required adoption of SFAS 123(R) to the extent of the additional compensation expense that we are required to recognize, which could change significantly from period to period based on several factors, including the number of stock options granted and fluctuations in our stock price and/or interest rates. See Note 3 to the Notes to Condensed Financial Statements (unaudited).
Results Of Operations

Comparison of Three Months Ended March 31, 2006 versus 2005

Revenues
      Our current revenues arise principally from our collaboration agreements with Schering AG for Vasovist, EP-2104R and MRI discovery research; from license fee revenues relating to our agreements with Schering AG, Tyco/ Mallinckrodt and Bracco; and from royalties related to our agreements with Bracco and Schering AG. Revenues for the three months ended March 31, 2006 and 2005 were $1.7 million and $2.1 million, respectively. Revenues for 2006 consisted of $1.1 million of product development revenue from Schering AG, $458,000 of royalty revenue related to the Bracco and Schering AG agreements and $162,000 of license fee revenue related to the Schering AG, Tyco/ Mallinckrodt strategic collaboration and Bracco agreements. The decrease in total revenues of $384,000 for the three months ended March 31, 2006 compared to the same period last year was primarily attributed to lower product development revenue. The product development revenue decrease of $393,000 resulted from the lower reimbursable costs incurred by us related to Vasovist, lower costs for the EP-2104R proof-of-concept program, for which enrollment for our Phase II trial was completed during the first quarter of 2006, and reduced spending for our research projects because of the reduction in force that occurred in January 2006.

Research and Development Expenses
      Our research and development expenses arise from our development activities for Vasovist and EP-2104R and from our discovery research programs. Research and development expenses for the three months ended March 31, 2006 were $4.0 million compared to $5.5 million for the same period in 2005. The decrease of approximately $1.5 million was attributed to lower levels of spending on our Vasovist and EP-2104R development programs and from lower expenditures on our MRI and therapeutics research programs, partly offset by the non-cash expense of approximately $519,000 resulting from the initial recognition of stock compensation related to the implementation of SFAS 123(R). Spending during the first quarter of 2006 for Vasovist primarily involved reviewing our path forward with the FDA and considering all options, including formally appealing the FDA’s decision to require an additional clinical trial and/or conducting one or more additional clinical trials. With the completion of enrollment on our Phase II clinical trial for EP-2104R, the rate of spending during the current quarter for this development program also decreased. Lastly, the reduction-in-force, which was announced in the fourth quarter of 2005 and implemented in the first quarter of 2006, significantly reduced our spending activities for both our MRI and therapeutics projects, all in an effort to control costs and improve the focus of our operations in order to reduce losses and conserve cash.
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

•	We rely on third party clinical trial centers to find suitable patients for our clinical trial program. If these clinical trial centers do not find suitable patients in the timeframe for which we have planned, we will not be able to complete our clinical trials according to our expected schedule.

•	We rely on third party contract research organizations for a variety of activities in our development program, including conducting blinded reading activities, lab testing and analysis of clinical samples, data collection, cleanup and analysis and drafting study reports and regulatory submissions.

•	The length of time that the FDA or other regulatory authorities take to review our regulatory submissions and the length of time it takes us to respond to the FDA or other regulatory authorities’ questions can also vary widely. In January 2005, we received an approvable letter from the FDA for Vasovist in which the FDA requested additional clinical studies to demonstrate efficacy prior to approval. In May 2005, we submitted our response to the approvable letter received from the FDA in January 2005 and it was accepted by the FDA as a complete response in June 2005. In November 2005, we received a second approvable letter from the FDA for Vasovist in which the FDA again requested an additional clinical trial and a re-read of images in certain of the previously completed Phase III trials. The process of obtaining agreement with the FDA for conducting necessary clinical trial studies is subject to significant uncertainties in terms of timing, costs and outcome.

•	Our partner, Schering AG, is responsible for the commercial launch and marketing of Vasovist in Europe, where Vasovist has been approved for commercial sale, and in the U.S., where Vasovist is not approved for commercial sale.

      Current plans for developing and commercializing Vasovist and EP-2104R reflect our best estimate of the time involved in the development programs based on factors currently known to us. The third parties described above have the ability to greatly impact this timetable and we may not have control over changes they cause to our current estimates.
      Under our EP-2104R agreement, Schering AG made fixed payments to us totaling approximately $9.0 million over a two year period, which was initially intended to cover most of our costs of the feasibility program for EP-2104R. The amount of expenditure necessary to execute the feasibility program is subject to numerous uncertainties, which may adversely affect our cash outlay, net of Schering AG’s reimbursement to us. At year end 2005, we lowered our estimate of costs to complete the feasibility program from $16.1 million to $15.2 million because we were able to add new clinical trial sites and take other steps to improve enrollment. In March 2006, we announced that we had completed enrollment for this clinical trial. Our partner, Schering AG, has an option to exclusively license EP-2104R. The exercisability of this option will continue for a specified period of time after the submission of a report summarizing the results of this clinical trial. If Schering AG exercises its option for the program, it will be required to pay us a milestone payment of $5.0 million and take over the development of EP-2104R. We will receive a royalty on sales of EP-2104R, the rate of which will depend upon the amount that we contribute to further product development, if the product is ultimately approved by regulators.

General and Administrative Expenses
      General and administrative expenses, which consist primarily of salaries, benefits, outside professional services and related costs associated with our executive, finance and accounting, business development, marketing, human resources, legal and corporate communications activities, were $2.3 million for the three months ended March 31, 2006 as compared to $2.7 million for the three months ended March 31, 2005. The decrease of $405,000 was primarily attributed to lower spending by us and Schering AG for Vasovist marketing, lower consulting fees and to lower staff levels resulting from the reduction in force that took place in January 2006, partly offset by the non-cash expense of approximately $274,000 resulting from the initial recognition of stock compensation. General and administrative expenses also include royalties payable to Massachusetts General Hospital, or MGH, based on sales by Bracco of MultiHance. Royalty expenses totaled $44,000 and $20,000 for the three months ended March 31, 2006 and 2005, respectively.

Restructuring Costs
      Restructuring costs for the three months ended March 31, 2006 were $290,000 as compared to $0 for the three months ended March 31, 2005. The current quarter’s restructuring costs represent a continuation of planned actions taken by management to control costs and improve the focus of operations in order to reduce losses and conserve cash. In the fourth quarter of 2005, we announced a planned reduction in our workforce by 48 employees, or approximately 50%, in response to the FDA’s second approvable letter regarding Vasovist. The reductions, which were completed in January 2006, affected both our research and development and the general and administrative areas. During the most recent quarter, we recognized additional restructuring costs related to vacating space in some of our facilities and subsequently sub-leasing that space. We also recorded an impairment charge related to leasehold improvements located in that same space as well as excess lab and office equipment in our facilities, and additional severance related costs.

Interest Income and Interest Expense
      Interest income for the three months ended March 31, 2006 was $1.3 million as compared to $846,000 for the three months ended March 31, 2005. The increase of $459,000 was primarily due to higher interest rates on our invested cash, cash equivalents and marketable securities during the period. Interest expense for the three months ended March 31, 2006 and 2005 was $869,000 and $911,000, respectively. The decrease in interest expense of $41,000 for the three months ended March 31, 2006 resulted primarily from the decision not to draw down the Schering AG loan facility at the end of 2005. We subsequently terminated the loan facility with Schering AG in January 2006.

Provision for Income Taxes
      The provision for income taxes, which represents Italian income taxes related to the Bracco agreement, was $44,000 for the three months ended March 31, 2006 as compared to $0 for the three months ended March 31, 2005. Because the remaining balance of prepaid royalties from Bracco was fully offset at the end of the third quarter of 2005, Italian income taxes must now be withheld on Bracco royalties on sales of MultiHance that are paid to us. We expect to have Italian income taxes withheld on all Bracco royalties for the remainder of the agreement, which is expected to end in the E.U. midway through 2006 and in early 2007 for the U.S.
Liquidity and Capital Resources
      Our principal sources of liquidity consist of cash, cash equivalents and available-for-sale marketable securities of $118.8 million at March 31, 2006 as compared to $124.7 million at December 31, 2005. The decrease in cash, cash equivalents and available-for-sale marketable securities was primarily attributed to funding of ongoing operations.
      We used approximately $5.3 million of net cash to fund operations for the three months ended March 31, 2006, which compares to $6.1 million for the same period in 2005. The net use of cash to fund operations during the three months ended March 31, 2006 resulted from the net loss of $4.5 million, which included non-cash expenses for amortization and depreciation of $410,000 and the recognition of stock compensation expense of $793,000 as a result of the adoption of SFAS 123(R) in January 2006. Other significant increases in net working capital resulted from the combined reductions in contract advances of $688,000 and accounts payable/accrued expenses of $1.1 million. The reduction in contract advances resulted from lower Vasovist development and marketing costs incurred by Schering AG and to the offset of funds previously received from Schering AG for the EP-2104R program. Lower accounts payable and accrued expenses were primarily attributed to the general reduction in development costs, including clinical trial activities.
      Our investing activities resulted in net cash provided of $8.7 million during the three months ended March 31, 2006 as compared to net cash provided of $1.8 million for the same period last year. The contribution of $32.2 million of net proceeds from the sale and redemption of maturing marketable securities, partly offset by the reinvestment into marketable securities of available cash, and other assets resulted from the capitalization of transaction cost related to merger, accounted for the entire increase in other investing activities during the three months ended March 31, 2006. During the same three-month period last year, we sold or redeemed available-for-sale marketable securities of $19.4 million, partly offset by the cash used to purchase $17.5 million of available-for-sale marketable securities that was primarily funded from the rollover of securities within our portfolio. We had no capital expenditures during the three months ended March 31, 2006, compared to $158,000 in capital expenditures for the same period last year. The higher capital expenditures in 2005 were primarily attributed to leasehold improvements.
      We had no cash provided or used from financing activities during the three months ended March 31, 2006 because of our decision to terminate the loan facility with Schering AG in January 2006. During the three months ended March 31, 2005, the primary sources of financing came from the draw down of the loan facility of $15.0 million with Schering AG, which was outstanding at March 31, 2005 and the proceeds from stock option exercises of $437,000. Also during that same period, we repaid $15.0 million on our loan facility with Schering AG, which was outstanding at December 31, 2004.
      We currently receive quarterly cash payments from Schering AG for its share of development costs of Vasovist and for its share of research costs on our joint MRI research collaboration. We also receive monthly interest income on our cash, cash equivalents and available-for-sale marketable securities. We also receive quarterly royalty payments from Bracco for sales of MultiHance and Schering AG for sales of Primovist in the E.U. With the expiration in 2006 of certain patents related to the sublicense with Bracco, we expect to receive lower royalty payments from Bracco beginning in the second half of 2006. We also will be entitled to receive a royalty payment from sales of Vasovist by Schering AG following the commercial launch of the product in the E.U., which began on a country-by-country basis in the second quarter of 2006.
      Other potential cash inflows include: a milestone payment of $1.3 million from Schering AG, which is dependent on the FDA’s approval of Vasovist, and up to $22.0 million in additional milestone payments from Schering AG as well as our share of the profits earned on sales of Vasovist worldwide. Additional future cash flows from our EP-2104R collaboration with Schering AG of up to $15.0 million depend on Schering AG’s decision to exercise its development option and on the success of further development, regulatory and commercialization work by Schering AG, none of which is assured at this time. Additional future cash flows from our MRI research collaboration with Schering AG depend on the success of the research program and the success of further development, regulatory and commercialization activities with respect to any products generated. In October 2005, we announced that an amendment to the research collaboration agreement had been entered into with Schering AG. This amendment narrowed the definition of the field of our collaboration with Schering AG. This research collaboration expires in May 2006, and we believe that it is unlikely that the parties will extend the term of the collaboration. We expect to discuss the disposition of current research programs with Schering AG prior to expiration of the collaboration and to continue to advance at least some of these programs either unilaterally or with another partner. Pursuant to the license agreement between us and Schering AG, we are entitled to a worldwide royalty on sales of certain Schering AG products covered by the agreement.
      Known outflows, in addition to our ongoing research and development and general and administrative expenses, include the semi-annual royalties that we owe to MGH on sales by Bracco of MultiHance; a milestone payment of $2.5 million owed to Tyco/ Mallinckrodt, which is dependent on the FDA’s approval of Vasovist; a share of profits due Tyco/ Mallinckrodt on sales of Vasovist worldwide; a royalty to Daiichi on sales of Vasovist in Japan and a royalty due MGH on our share of the profits of Vasovist worldwide. With the expiration in 2006 of certain patents related to the license with MGH, we expect to reduce our royalty payments to MGH beginning in the second half of 2006. All remaining unearned prepaid royalties that would be due to Bracco upon termination of our license agreement had been offset against earned royalties by the end of 2005.
      Based on our current plans, expense rates, targeted timelines and our view regarding acceptance of Vasovist in the marketplace, we estimate that cash, cash equivalents and marketable securities on hand as of December 31, 2005 will be sufficient to fund our operations for at least the next several years. However, we premise this expectation on our current operating plan, which may change as a result of many factors, including our acquisition of Predix. Taking into consideration our acquisition of Predix and incorporating its research and development programs into our operations, we estimate that cash, cash equivalents and marketable securities on hand as of April 24, 2006, together with expected revenue from the sale of Vasovist and reimbursement of clinical trial costs by Schering AG, and the cash, cash equivalents and marketable securities acquired from Predix, will fund the combined company’s operations into 2008. If holders of our convertible senior notes require redemption of the notes, we may be required to repay $100.0 million upon any redemption. Our future liquidity and capital requirements will depend on numerous factors, including the following: the progress and scope of clinical and preclinical trials; the timing and costs of filing future regulatory submissions; the time and costs required to receive both U.S. and foreign governmental approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the extent to which our products, if any, gain market acceptance; the timing and costs of product introductions; the extent of our ongoing and new research and development programs; the costs of training physicians to become proficient with the use of our potential products and, if necessary, once regulatory approvals are received, the costs of developing marketing and distribution capabilities. We may need to devote resources to the development of Predix products following the completion of the merger which could accelerate our use of funds and our need for additional funding.
      Because of anticipated spending for the continued development of Vasovist and EP-2104R and to support selective research programs, we do not expect positive cash flow from operating activities for any future quarterly or annual period prior to commercialization of Vasovist in the U.S.
      We have not entered into any material contractual obligations since the presentation of our table of Contractual Obligations as set forth in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2005.
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
Certain Factors That May Affect Future Results of Operations
      This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the uncertainties associated with pre-clinical studies and clinical trials; our lack of product revenues; the need to devote resources to the development of Predix products following the completion of the merger; our history of operating losses and accumulated deficit; our lack of commercial manufacturing experience and commercial sales, distribution and marketing capabilities; reliance on suppliers of key materials necessary for production of our products and technologies; the potential development by competitors of competing products and technologies; our dependence on existing and potential collaborative partners, and the lack of assurance that we will receive any funding under such relationships to develop and maintain strategic alliances; the lack of assurance regarding patent and other protection for our proprietary technology; governmental regulation of our activities, facilities, products and personnel; the dependence on key personnel; uncertainties as to the extent of reimbursement for the costs of our potential products and related treatments by government and private health insurers and other organizations; the potential adverse impact of government-directed health care reform; the risk of product liability claims; and economic conditions, both generally and those specifically related to the biotechnology industry. As a result, our future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005, and to those discussed under Part II — Item 1A — Risk Factors, of this Quarterly Report on Form 10-Q.

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
      Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would result in a decrease in the fair market value of our total portfolio of approximately $92,000, and an increase of approximately $92,000, respectively, at March 31, 2006.

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
      On January 27, 2005, a securities class action was filed in U.S. District Court for the District of Massachusetts against us and certain of our officers on behalf of persons who purchased the Company’s common stock between July 10, 2003 and January 14, 2005. The complaint alleges that our Company and certain of our officers violated the Securities Exchange Act of 1934 by issuing a series of materially false and misleading statements to the market throughout the class period, which statements had the effect of artificially inflating the market price of the Company’s securities. After this initial complaint was filed, other similar actions were filed against the Company and the same officers in the U.S. District Court for the District of Massachusetts. One of these later-filed complaints purports to be brought on behalf of persons who purchased the Company’s common stock between March 18, 2002 and January 14, 2005. Since these actions were filed, various plaintiffs have filed motions to consolidate the related actions, and to appoint a lead plaintiff and lead counsel. On September 27, 2005, these motions were consolidated by the U.S. District Court. On January 31, 2006, the U.S. District Court for the District of Massachusetts granted our Motion to Dismiss for Failure to Prosecute the previously disclosed shareholder class action lawsuit against the Company. The dismissal was issued without prejudice after a hearing, which dismissal does not prevent another suit to be brought based on the same claims.
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
MERGER-RELATED RISKS

Completion of the proposed merger with Predix is subject to various closing conditions, involves significant costs and will require considerable attention from our management. Failure to complete the merger could adversely affect our stock price and our future business and operations.
      The completion of the proposed merger with Predix is subject to the satisfaction of various closing conditions, including the approval by both our and Predix’s stockholders, and we cannot assure you that such conditions will be satisfied and that the merger will be successfully completed. In the event that the merger is not consummated we will have spent considerable time and resources, and incurred substantial costs, without result, including costs related to the merger, such as legal, accounting and advisory fees, many of which must be paid even if the merger is not completed, or the payment of a termination fee to Predix under certain circumstances. If the merger is not consummated, our reputation in our industry and in the investment community could be damaged and, as a result, the market price of our common stock could decline. In addition, successful completion of the merger will require the attention of our management and may divert their attention away from our operations. Our Interim Chief Executive Officer has resigned as of May 5, 2006, which may result in a more significant burden on the remaining members of our management team and their efforts to complete the merger.
RESEARCH AND DEVELOPMENT RISKS

We may never receive marketing approval for any of our product candidates in the United States, including Vasovist and EP-2104R.
      We are not able to market any of our product candidates in the United States, Europe or in any other jurisdiction without marketing approval from the FDA, the European Commission, or any equivalent foreign regulatory agency. The regulatory process to obtain marketing approval for a new drug or biologic takes many years and requires the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved.
      Although the European Medicines Agency, or EMEA, granted approval of Vasovist for all 25 member states of the E.U. in October 2005, Vasovist has not been approved in the United States. In December 2003, we submitted a new drug application, or NDA, for Vasovist to the FDA, and in June

2004, our development partner Schering AG submitted a Marketing Authorization Application, or MAA, to the EMEA. In January 2005, we received an approvable letter from the FDA for Vasovist in which the FDA requested additional clinical trials prior to approval. In May 2005, we submitted a response to the FDA approvable letter, which was accepted by the FDA as a complete response in June 2005. In November 2005, the FDA provided us with a second approvable letter. Although no safety or manufacturing issues were raised in the second approvable letter, the second approvable letter indicated that at least one additional clinical trial and a re-read of images obtained in certain previously completed Phase III trials will be necessary before the FDA could approve Vasovist. We believe that these trials would require a substantial period of time to complete. We have had two meetings with the FDA since receiving the second approvable letter to discuss the path forward for Vasovist in the United States and considering the parameters of the additional clinical trials requested by the FDA, we have decided to pursue an appeal of the second approvable letter and ask the FDA to approve Vasovist and to utilize an advisory committee as part of the appeal process. The approval, timeliness of approval or labeling of Vasovist are subject to significant uncertainties related to a number of factors, including the outcome of our appeal, the process of reaching agreement with the FDA on the clinical data and on any clinical trial protocol required for regulatory approval of Vasovist, the timing and process of conducting any clinical trials that may be ultimately required if our appeal is denied, obtaining the desired outcomes of any required clinical trials and the FDA’s review process and conclusions regarding any additional Vasovist regulatory submissions. We cannot assure you that our appeal will be successful or that we will be able to reach agreement with the FDA on the design or clinical endpoints required for additional clinical trials or re-read of images from the Phase III trials that may be required if our appeal is denied. Further, we cannot assure you that any such agreed upon clinical trials will be feasible for us to conduct or whether such trials will be completed in a commercially reasonable timeframe, if at all. Any further clinical trials that are required could take several years to complete.
      If the FDA does not approve Vasovist, then we will not receive revenues based on sales of Vasovist in the United States. Even if ultimately approved, we do not expect revenues from the commercial sales of any of our product candidates, other than Vasovist, for at least several years.
      We completed a feasibility clinical trial of EP-2104R. Our partner, Schering AG, has an option to exclusively license EP-2104R. The exercisability of this option will continue for a specified period of time after the submission of a report summarizing the results of this clinical trial. If Schering AG exercises its option to exclusively license the product candidate, then we will be eligible for milestone payments for certain clinical and regulatory achievements and a royalty after the product candidate is commercialized. However, if Schering AG declines to exercise its option, in which case we may bear the expenses of further clinical development ourselves. Regardless of whether Schering AG exercises its option to license EP-2104R, the FDA, the EMEA and other regulatory agencies to which we or Schering AG submit applications for marketing authorization may not agree that our product candidate is safe and effective and may not approve our product candidate, in which case our ability to receive any milestone payments or royalty payments related to EP-2104R will be significantly reduced.
      The relevant regulatory authorities may not approve any of our applications for marketing authorization relating to any of our product candidates, including Vasovist and EP-2104R, or additional applications for or variations to marketing authorizations that we may make in the future as to these or other product candidates. Among other things, we have had only limited experience in preparing applications and obtaining regulatory approvals. If approval is granted, we may be subject to limitations on the indicated uses for which the product candidate may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor safety or efficacy of the product candidate. If approval of an application to market product candidates is not granted on a timely basis or at all, or if we are unable to maintain our approval, our business may be materially harmed.

If our clinical trials are not successful, we may not be able to develop and commercialize our product candidates.
      To obtain regulatory approvals for the commercial sale of our potential products, we and our partners will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our product candidates. Vasovist and EP-2104R are currently our only product candidates that have undergone human clinical trials and we cannot be certain that any of our other research projects will yield a product candidate suitable for substantial human clinical testing.
      With respect to both our current product candidates in human clinical trials and our research product candidates which may be suitable for testing in human clinical trials at some point in the future, we may not be able to commence or complete the required clinical trials in any specified time period, or at all, either because the FDA or other regulatory agencies object, because we are unable to attract or retain clinical trial participants, or for other reasons.
      Even if we complete a clinical trial of one of our potential products, the data collected from the clinical trial may not demonstrate that our product candidate is safe or effective to the extent required by the FDA, the EMEA, or other regulatory agencies to approve the potential product candidate, or at all. For example, in January and November 2005, the FDA informed us that the data for Vasovist that we submitted in connection with our NDA was not adequate for approval.
      The results from pre-clinical testing of a product candidate that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced-stage clinical trials. Furthermore, we, one of our collaborators, or a regulatory agency with jurisdiction over the trials may suspend clinical trials at any time if the patients participating in such trials are being exposed to unacceptable health risks, or for other reasons.
      The timing of completion of clinical trials is dependent in part upon the rate of enrollment of patients. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competitive clinical trials, and the availability of alternative treatments. Delays in planned patient enrollment may result in increased costs and prolonged clinical development. In addition, patients may withdraw from a clinical trial for a variety of reasons. If we fail to accrue and maintain the number of patients into one of our clinical trials for which the clinical trial was designed, the statistical power of that clinical trial may be reduced which would make it harder to demonstrate that the product candidates being tested in such clinical trial are safe and effective.
      Regulatory authorities, clinical investigators, institutional review boards, data safety monitoring boards and the hospitals at which our clinical trials are conducted all have the power to stop our clinical trials prior to completion. If our trials are not completed, we would be unable to show the safety and efficacy required to obtain marketing authorization for our product candidates.

If we fail to comply with the extensive regulatory requirements to which we and our product candidates are subject, our product candidates could be subject to restrictions or withdrawal from the market and we could be subject to penalties.
      We are subject to extensive U.S. and foreign governmental regulatory requirements and lengthy approval processes for our product candidates. The development and commercial use of our product candidates will be regulated by numerous federal, state, local and foreign governmental authorities in the United States, including the FDA and foreign regulatory agencies. The nature of our research and development and manufacturing processes requires the use of hazardous substances and testing on certain laboratory animals. Accordingly, we are subject to extensive federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes as well as the use of and care for laboratory animals. If we fail to comply or if an accident occurs, we may be exposed to legal risk and be required to pay significant penalties or be held liable for any damages that result. Such liability could exceed our financial resources. Furthermore, current laws could change and new laws could be passed that may force us to change our policies and procedures, an event which could impose significant costs on us.
      Specifically, Vasovist and EP-2104R are regulated by the FDA as drugs. Under the Food, Drug and Cosmetic Act and the FDA’s implementing regulations, the FDA regulates the research, development, manufacture and marketing, among other things, of pharmaceutical products. The process required by the FDA before Vasovist and our other product candidates may be marketed in the United States typically involves the performance of pre-clinical laboratory and animal tests; submission of an investigational new drug application, or IND; completion of human clinical trials; submission of an NDA to the FDA; and FDA approval of an NDA.
      This regulatory approval process is lengthy and expensive. Although some of our employees have experience in obtaining regulatory approvals, we have only limited experience in filing or pursuing applications necessary to gain regulatory approvals. Pre-clinical testing of our product development candidates is subject to good laboratory practices, as prescribed by the FDA, and the manufacture of any products developed by us will be subject to current good manufacturing practices, as prescribed by the FDA, or cGMP. We may not obtain the necessary FDA approvals and subsequent approvals in a timely manner, if at all. We cannot be sure as to the length of the clinical trial period or the number of patients that will be required to be tested in the clinical trials in order to establish the safety and efficacy of Vasovist for regulatory approval in the United States or any of our future product candidates. For example, we have received two approvable letters from the FDA and have had two meetings with the FDA to discuss the path forward for Vasovist in the United States and we have determine to appeal the FDA’s decision not to approve Vasovist without data from additional clinical trials. We cannot predict whether our appeal will be completed timely or successfully. Our clinical trials may not be successful and we may not complete them in a timely manner. We could report serious side effects as the clinical trials proceed. Our results from early clinical trials may not predict results that we obtain in later clinical trials, even after promising results in earlier trials. The rate of completion of our clinical trials depends upon, among other things, the rate of patient enrollment and subsequent blinded reading of images and data analysis.
      Furthermore, we, or the FDA or other regulatory authorities may suspend or terminate clinical trials at any time, including terminating clinical trials for safety reasons. In addition, the FDA may suggest or require alterations to clinical trials at any time. For example, in September 2001, after discussions with the FDA, we expanded our initial target indication for Vasovist from one specific body region, the aortoiliac region, to a broader indication that included the entire body’s vascular system, except for the heart. This expansion required us to add two new clinical trials to our then existing Phase III clinical trial program; one to determine the efficacy of Vasovist-enhanced MRA for the detection of vascular disease in the renal arteries, and another to determine the efficacy of Vasovist-enhanced MRA for the detection of vascular disease in the pedal arteries. Although providing us with greater market potential for the sale of Vasovist upon approval, this change to the Phase III clinical trial program and the associated delay in the startup of new clinical centers resulted in an approximate 15-month delay in our NDA submission and an increase in costs associated with the program. If we do not successfully complete clinical trials for our product candidates, we will not be able to market these product candidates.
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
      Future U.S. legislative or administrative actions also could prevent or delay regulatory approval of our product candidates. Even if we obtain regulatory approvals, they may include significant limitations on the indicated uses for which we may market a product. A marketed product also is subject to continual FDA and other regulatory agency review and regulation. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Further, many academic institutions and companies conducting research and clinical trials in the MRI contrast agent field are using a variety of approaches and technologies. If researchers obtain any adverse results in pre-clinical studies or clinical trials, it could adversely affect the regulatory environment for MRI contrast agents in general. In addition, if we obtain marketing approval, the FDA may require post-marketing testing and surveillance programs to monitor the product’s efficacy and side effects. Results of these post-marketing programs may prevent or limit the further marketing of the monitored product. If we, or our partners, such as Schering AG, cannot successfully market our product candidates, we will not generate sufficient revenues to achieve or maintain profitability.
      We and our strategic partners are also subject to numerous and varying foreign regulatory requirements governing the design and conduct of clinical trials and the manufacturing and marketing of our product candidates. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval set forth above and we may not obtain foreign regulatory approvals on a timely basis, if at all, thereby compromising our ability to market our product candidates abroad.
      In addition, the testing, manufacturing, labeling, advertising, promotion, export and marketing, among other things, of our product candidates, both before and after approval, are subject to extensive regulation by governmental authorities in the United States, Europe and elsewhere throughout the world. Failure to comply with the law administered by the FDA, the EMEA, or other governmental authorities could result in any of the following:

•	delay in approval or refusal to approve a product candidate;

•	product candidate recall or seizure;

•	interruption of production;

•	operating restrictions;

•	warning letters;

•	injunctions;

•	criminal prosecutions; and

•	unanticipated expenditures.
      We are required to maintain pharmacovigilance systems for collecting and reporting information concerning suspected adverse reactions to our product candidates. In response to pharmacovigilance reports, regulatory authorities may initiate proceedings to revise the prescribing information for our product candidates or to suspend or revoke our marketing authorizations. Procedural safeguards are often limited, and marketing authorizations can be suspended with little or no advance notice.
      Both before and after approval of a product, quality control and manufacturing procedures must conform to cGMP. Regulatory authorities, including the EMEA and the FDA, periodically inspect manufacturing facilities to assess compliance with cGMP. Accordingly, we and our contract manufacturers will need to continue to expend time, funds, and effort in the area of production and quality control to maintain cGMP compliance.
      In addition to regulations adopted by the EMEA, the FDA, and other foreign regulatory authorities, we are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other federal, state, and local regulations.

Our research and development efforts may not result in product candidates appropriate for testing in human clinical trials.
      We have historically spent significant resources on research and development and pre-clinical studies of product candidates. However, these efforts may not result in the development of product candidates appropriate for testing in human clinical trials. For example, our research may result in product candidates that are not expected to be effective in treating diseases or may reveal safety concerns with respect to product candidates. In connection with our recent restructuring, we postponed or terminated several research and development programs, and we may postpone or terminate research and development of a product candidate or a program at any time for any reason such as the safety or effectiveness of the potential product, allocation of resources or unavailability of qualified research and development personnel. The failure to generate high-quality research and development candidates would negatively impact our ability to advance product candidates into human clinical testing and ultimately, negatively impact our ability to market and sell products.

We have had a limited manufacturing capability and we intend to outsource manufacturing of Vasovist to third parties, who may not perform as we expect.
      We do not have, nor do we currently have plans to develop, full-scale manufacturing capability for Vasovist. While we have manufactured small amounts of Vasovist for research and development efforts, we rely on, and we intend to continue to rely on, Tyco/Mallinckrodt as the primary manufacturer of Vasovist for any future human clinical trials and commercial use. Together with Schering AG, we are considering alternative manufacturing arrangements for Vasovist for commercial use, including the transfer of manufacturing to Schering AG. In the event that Tyco/Mallinckrodt fails to fulfill its manufacturing responsibilities satisfactorily, Schering AG has the right to purchase Vasovist from a third party or to manufacture the compound itself. However, either course of action could materially delay the manufacture and development of Vasovist. Schering AG may not be able to find an alternative manufacturer. In addition, Schering AG may not be able to manufacture Vasovist itself in a timely manner or in sufficient quantities. If we experience a delay in manufacturing, it could result in a delay in the approval or commercialization of Vasovist and have a material adverse effect on our business, financial condition and results of operations.
TECHNOLOGY RISKS

If MRI manufacturers are not able to enhance their hardware and software sufficiently, we will not be able to complete development of our contrast agent for the evaluation of cardiac indications.
      Although MRI hardware and software is sufficient for the evaluation of non-coronary vascular disease, which is our initial target indication, we believe that the technology is not as advanced for cardiac applications. Our initial NDA filing for Vasovist is related to non-coronary vascular disease. Based on feasibility studies we completed in 2001, however, the imaging technology available for cardiac applications, including coronary angiography and cardiac perfusion imaging, was not developed to the point where there was clear visualization of the cardiac region due to the effects of motion from breathing and from the beating of the heart. In 2004, we initiated Phase II feasibility trials of Vasovist for cardiac indications using available software and hardware that can be adapted for coronary and cardiac perfusion data acquisition, and preliminary review of the data indicates that we have not resolved the technical issues related to this use of Vasovist. We have collaborated with a number of leading academic institutions and with GE Healthcare, Siemens Medical Systems and Philips Medical Systems to help optimize cardiac imaging with Vasovist. We do not know when, or if, these techniques will enable Vasovist to provide clinically relevant images in cardiac indications. If MRI device manufacturers are not able to enhance their scanners to perform clinically useful cardiac imaging, we will not be able to complete our development activities of Vasovist for that application, thereby reducing the potential market for a product in this area.

We depend on exclusively licensed technology from the Massachusetts General Hospital and if we lose this license, it is unlikely we could obtain this technology elsewhere, which would have a material adverse effect on our business.
      Under the terms of a license agreement that we have with MGH we are the exclusive licensee to certain technology, which relate to royalties we receive and to Vasovist. The license agreement imposes various commercialization, sublicensing, royalty and other obligations on us. If we fail to comply with these and other requirements, our license could convert from exclusive to nonexclusive, or terminate entirely. It is unlikely that we would be able to obtain this technology elsewhere. Any such event would mean that we would not receive royalties from Bracco for MultiHance or Schering AG for Primovist, and that we or Schering AG could not sell Vasovist, either of which would have a material adverse effect on our business, financial condition and results of operations. Currently, we believe we are in compliance with the terms of the license agreement and we do not have any reason to believe that this license may be terminated.

We depend on patents and other proprietary rights, and if they fail to protect our business, we may not be able to compete effectively.
      The protection of our proprietary technologies is material to our business prospects. We pursue patents for our product candidates in the United States and in other countries where we believe that significant market opportunities exist. We own or have an exclusive license to patents and patent applications on aspects of our core technology as well as many specific applications of this technology. Even though we hold numerous patents and have made numerous patent applications, because the patent positions of pharmaceutical and biopharmaceutical firms, including our patent positions, generally include complex legal and factual questions, our patent positions remain uncertain. For example, because most patent applications are maintained in secrecy for a period after filing, we cannot be certain that the named applicants or inventors of the subject matter covered by our patent applications or patents, whether directly owned or licensed to us, were the first to invent or the first to file patent applications for such inventions. Third parties may oppose, challenge, infringe upon, circumvent or seek to invalidate existing or future patents owned by or licensed to us. A court or other agency with jurisdiction may find our patents invalid, not infringed or unenforceable and we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future. Even if we have valid patents, these patents still may not provide sufficient protection against competing products or processes. If we are unable to successfully protect our proprietary methods and technologies, or if our patent applications do not result in issued patents, we may not be able to prevent other companies from practicing our technology and, as a result, our competitive position may be harmed.

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
      If, as a result of the foregoing or otherwise, our intellectual property is disclosed or misappropriated, it would harm our ability to protect our rights and our competitive position. Moreover, several of our management and scientific personnel were formerly associated with other pharmaceutical and biotechnology companies and academic institutions. In some cases, these individuals are conducting research in similar areas with which they were involved prior to joining us. As a result, we, as well as these individuals, could be subject to claims of violation of trade secrets and similar claims.

Our success will depend partly on our ability to operate without infringing the intellectual property rights of others, and if we are unable to do so, we may not be able to sell our products.
      Our commercial success will depend, to a significant degree, on our ability to operate without infringing upon the patents of others in the United States and abroad. There may be pending or issued patents held by parties not affiliated with us relating to technologies we use in the development or use of certain of our contrast agents. If any judicial or administrative proceeding upholds these or any third-party patents as valid and enforceable, we could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the owners of each such patent, or to redesign our product candidates or processes to avoid infringement. For example, in November 2003, we entered into an intellectual property agreement with Dr. Martin R. Prince, an early innovator in the field of MRA, relating to “dynamic” MRA, which involves capturing MRA images during the limited time, typically 30 to 60 seconds, available for imaging with extracellular agents. Under the terms of the intellectual property agreement, Dr. Prince made certain covenants and agreements and granted us certain discharges, licenses and releases in connection with the use of Vasovist. In consideration of Dr. Prince entering into the agreement, we agreed to pay him an upfront fee and royalties on sales of Vasovist consistent with a non-exclusive early stage academic license and agreed to deliver to him 132,000 shares of our common stock and certain quantities of Vasovist. If we are unable to obtain another such required license on acceptable terms, or are unable to design around these or any third-party patents, we may be unable to sell our products, which would have a material adverse effect on our business.

If we fail to get adequate levels of reimbursement from third-party payors for our product candidates after they are approved in the United States and abroad, we may have difficulty commercializing our product candidates.
      We believe that reimbursement in the future will be subject to increased restrictions, both in the United States and in foreign markets. We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by us. There can be no assurance, in either the United States or foreign markets, that third-party reimbursement will be available or adequate, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation, or reimbursement policies of third-party payors will not otherwise adversely affect the demand for our product candidates or our ability to sell our product candidates on a profitable basis, particularly if MRI exams enhanced with our contrast agents are more expensive than competing vascular imaging techniques that are equally effective. The unavailability or inadequacy of third-party payor coverage or reimbursement could have a material adverse effect on our business, financial condition and results of operations.
      We could be adversely affected by changes in reimbursement policies of governmental or private healthcare payors, particularly to the extent any such changes affect reimbursement for procedures in which our product candidates would be used. Failure by physicians, hospitals and other users of our product candidate to obtain sufficient reimbursement from third-party payors for the procedures in which our product candidate would be used or adverse changes in governmental and private third-party payors’ policies toward reimbursement for such procedures may have a material adverse effect on our ability to market our product candidate and, consequently, it could have an adverse effect on our business, financial condition and results of operations. If we obtain the necessary foreign regulatory approvals, market acceptance of our product candidates in international markets would be dependent, in part, upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance. We and our strategic partners intend to seek international reimbursement approvals, although we cannot assure you that any such approvals will be obtained in a timely manner, if at all, and failure to receive international reimbursement approvals could have an adverse effect on market acceptance of our product candidate in the international markets in which such approvals are sought.

If we are unable to attract and retain key management and other personnel, it would hurt our ability to compete.
      Our future business and operating results depend in significant part upon our ability to attract and retain qualified directors, senior management and key technical personnel. In September 2005, our board of directors appointed Michael J. Astrue as Interim Chief Executive Officer. Mr. Astrue replaced Michael Webb, who resigned from our Company and our board of directors in September 2005. Mr. Astrue resigned as our Interim Chief Executive Officer on May 5, 2006. In addition, our Chief Financial Officer resigned in July 2005. We currently have no Chief Financial Officer and our Executive Director, Finance, is serving as our principal financial and accounting officer. Christopher F.O. Gabrieli, the Chairman of our board of directors, is a candidate for the Governor of the Commonwealth of Massachusetts, the general election for which is scheduled in November 2006. If elected, Mr. Gabrieli will step down from our board of directors. Our inability to attract and retain qualified individuals to these positions and others, the loss of any of our key management and other personnel, or their failure to perform their current positions could have a material adverse effect on our business, financial condition and results of operations, and our ability to achieve our business objectives or to operate or compete in our industry may be seriously impaired. Competition for personnel is intense and we may not be successful in attracting or retaining such personnel. If we were to lose these employees to our competition, we could spend a significant amount of time and resources to replace them, which would impair our research and development or commercialization efforts. If the merger is not consummated, we must compete with companies that have greater resources and/or superior product candidates or products to rebuild our senior management team and attract other personnel.
BUSINESS RISKS

We currently depend on our strategic collaborators for support in product development and the regulatory approval process and, in the future, will depend on them for product marketing support as well. These efforts could be materially harmed if we experience problems with our collaborators.
      We depend on strategic collaborators for support in product development and the regulatory approval process as well as a variety of other activities including manufacturing, marketing and distribution of our product candidates in the United States and abroad, when, and if, the FDA and corresponding foreign agencies approve our product candidates for marketing. To date, we have entered into strategic alliances and collaborations with Schering AG, Tyco/Mallinckrodt, GE Healthcare, Philips Medical Systems and

Siemens Medical Systems. Four of our key agreements include three collaboration agreements with Schering AG to perform joint research and to develop and commercialize Vasovist, EP-2104R and other MRI vascular agents worldwide, and an agreement with Tyco/Mallinckrodt granting Tyco/Mallinckrodt rights to enter into an agreement with Schering AG to manufacture Vasovist for clinical development and commercial use. We may not receive milestone payments from these alliances should Vasovist or EP-2104R fail to meet certain performance targets in development and commercialization. Further, our receipt of revenues from strategic alliances is affected by the level of efforts of our collaborators. Our collaborators may not devote the resources necessary to complete development and commence marketing of Vasovist, EP-2104R or other product candidates in their respective territories, or they may not successfully market Vasovist, EP-2104R or other product candidates. In addition, Schering AG and Tyco/Mallinckrodt currently manufacture imaging agents for other technologies that will compete against Vasovist, and Schering AG will be responsible for setting the price of the product candidate worldwide. Accordingly, Schering AG may not set prices in a manner that maximizes revenues for us. Our failure to receive future milestone payments, or a reduction or discontinuance of efforts by our partners would have a material adverse effect on our business, financial condition and results of operations.
      Furthermore, our collaboration agreement with Schering AG may be terminated early under certain circumstances, including if there is a material breach of the agreement by either party. In October 2005, we announced that we had entered into an amendment to our research collaboration agreement with Schering AG. This amendment narrowed the definition of the field of collaboration. This research collaboration expires in May 2006, and we believe that it is unlikely that the parties will extend the term of the collaboration. We expect to discuss the disposition of current research programs with Schering AG prior to expiration of the collaboration and to continue to advance at least some of these programs either unilaterally or with another partner. While the research agreement is separate from our agreement with Schering AG relating to Vasovist and EP-2104R, we cannot predict how the disposition or winding down of the individual research programs will occur, or whether we will be able to take forward any of these research programs ourselves or find alternative partners for these programs.
      In addition, we intend to seek additional collaborations with third parties who may negotiate provisions that allow them to terminate their agreements with us prior to the expiration of the negotiated term under certain circumstances. We are substantially dependent upon Schering AG to commercialize Vasovist, our lead product candidate, in the United States and Europe. If Schering AG or any other third-party collaborator were to terminate its agreements with us, if we are unable to negotiate an acceptable agreement with Schering AG relating to a new research agreement or if Schering AG or any other third-party collaborator otherwise fail to perform its obligations under our collaboration or to complete them in a timely manner, we could lose significant revenue. If we are unable to enter into future strategic alliances with capable partners on commercially reasonable terms, it may delay the development and commercialization of future product candidates and could possibly postpone them indefinitely.
      In addition, Bayer AG recently extended an offer to acquire all of the outstanding shares of Schering AG. Although we have not yet determined the impact this acquisition may have on our relationship with Schering AG or the marketing of Vasovist, if the strategy of Bayer AG and Schering AG after the acquisition differs from that of Schering AG’s current strategy with respect to the marketing of Vasovist, our expectations regarding the marketing of Vasovist could be negatively impacted which could have a material adverse effect on our business.
      In addition, we rely on certain of our collaborators, such as GE Healthcare, Siemens Medical Systems and Philips Medical Systems, to develop software that can be used to enhance or suppress veins or arteries from Vasovist-enhanced MRA images. Although not required for clinical use of Vasovist, the ability to separate veins from arteries using Vasovist-enhanced MRA may be useful to clinicians in reading Vasovist-enhanced images for the evaluation of vascular disease. Therefore, if our collaborators do not develop or implement the required software successfully, some clinicians may not be able to easily interpret the information provided from Vasovist-enhanced images and may not be inclined to use the product candidate. Our inability to market Vasovist successfully to clinicians would have a material adverse effect on our business.

Our stock price is volatile. It is possible that you may lose all or part of your investment.
      The market prices of the capital stock of medical technology companies have historically been very volatile and the market price of the shares of our common stock fluctuates. The market price of our common stock is affected by numerous factors, including:

•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovation or new commercial products by us or our competitors;

•	new collaborations entered into by us or our competitors;

•	developments with respect to proprietary rights, including patent and litigation matters;

•	results of pre-clinical studies and clinical trials;

•	the timing of our achievement of regulatory milestones;

•	conditions and trends in the pharmaceutical and other technology industries;

•	adoption of new accounting standards affecting such industries;

•	changes in financial estimates by securities analysts;

•	perceptions of the value of corporate transactions; and

•	degree of trading liquidity in our common stock and general market conditions.
      During the three months ended March 31, 2006, the closing price of our common stock ranged from $5.02 to $3.42. The last reported closing price for our common stock on March 31, 2006, the last trading day before the public announcement of the merger, was $3.50. Significant declines in the price of our common stock could impede our ability to obtain additional capital, attract and retain qualified employees and reduce the liquidity of our common stock.
      In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of similarly staged companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company’s securities, shareholders have often brought class action securities litigation against that company. Such litigation could result in substantial costs and a diversion of management’s attention and resources. For example, in January 2005, a securities class action was filed in U.S. District Court for the District of Massachusetts against us and certain of our officers on behalf of persons who purchased our common stock between July 10, 2003 and January 14, 2005. The complaint alleged that we and the other defendants violated the Securities Exchange Act of 1934, as amended, by issuing a series of materially false and misleading statements to the market throughout the class period, which statements had the effect of artificially inflating the market price of our securities. In January 2006, the U.S. District Court for the District of Massachusetts granted our Motion to Dismiss for Failure to Prosecute the shareholder class action lawsuit against us. The dismissal was issued without prejudice after a hearing, which dismissal does not prevent another suit to be brought based on the same claims.

We have never generated revenues from commercial sales of our product candidates.
      We currently have one product for sale in Europe and we cannot guarantee that we will ever have additional marketable product candidates. Vasovist was approved for commercial sale in Europe in October 2005 and is currently being marketed in the Netherlands by our partner, Schering AG. If Schering AG fails to launch Vasovist in other countries in the timeframes we anticipate or fails to achieve the sales we anticipate, our revenues could be materially harmed and we may receive even less royalty income than we currently expect to receive. We expect to receive a typical pharmaceutical royalty based on the sale of Vasovist by Schering AG in Europe. Even if Schering AG continues its launch of Vasovist and it is able to successfully market and sell Vasovist throughout Europe, we do not expect any significant royalties for 2006 sales.

We have never generated positive cash flow, and if we fail to generate revenue, it will have a material adverse effect on our business.
      To date, we have received revenues from payments made under licensing, royalty arrangements and product development and marketing agreements with strategic collaborators. In particular, our revenues for the three months ended March 31, 2006 were $1.7 million and consisted of $1.1 million of product development revenue from Schering AG, $458,000 of royalty revenue related to the Bracco and Schering AG agreements and $162,000 of license fee revenue related to the Schering AG, Tyco/ Mallinckrodt strategic collaboration and Bracco agreements. In addition to these sources of revenue, we have financed our operations to date through public stock and debt offerings, private sales of equity securities and equipment lease financings.
      Although we believe that we are currently in compliance with the terms of our collaboration and licensing agreements, the revenues derived from them are subject to fluctuation in timing and amount. We may not receive anticipated revenue under our existing collaboration or licensing agreements, these agreements may be subject to disputes and, additionally, these agreements may be terminated upon certain circumstances. Therefore, to achieve profitable and sustainable operations, we, alone or with others, must successfully develop, obtain regulatory approval for, introduce, market and sell products. We may not receive revenue from the sale of any of our product candidates for the next several years because we, and our partners, may not:

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
      Our future financial results are uncertain. We have experienced significant losses since we commenced operations in 1992. Our accumulated net losses as of March 31, 2006 were approximately $184.2 million. These losses have primarily resulted from expenses associated with our research and development activities, including pre-clinical studies and clinical trials, and general and administrative expenses. We anticipate that our research and development expenses will remain significant in the future and we expect to incur losses over at least the next several years as we continue our research and development efforts, pre-clinical testing and clinical trials and as we implement manufacturing, marketing and sales programs. In particular, we may be required to conduct additional clinical trials in order to achieve FDA approval of Vasovist, which trials would be expensive and which could contribute to our continuing to incur losses. As a result, we cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. Our expenses after the merger may increase significantly as a result of the addition of Predix’s research and development and commercialization efforts. The merger may also result in losses to be sustained over a longer period of time than we would experience on our own without the acquisition of Predix. If we fail to achieve profitability within the timeframe expected by investors or if the acquisition of Predix and its research and development programs negatively impacts our results of operations, the market price of our common stock may decline and consequently our business may not be sustainable.

If the market does not accept our technology and product candidates, we may not generate sufficient revenues to achieve or maintain profitability.
      The commercial success of Vasovist and our other product candidates, even if approved for marketing by the FDA and corresponding foreign agencies, depends on their acceptance by the medical community and third-party payors as clinically useful, cost-effective and safe. While contrast agents are currently used in an estimated 25% to 35% of all MRI exams, there are no MRI agents approved by the FDA for vascular imaging. Furthermore, clinical use of MRA has been limited and use of MRA for some vascular disease imaging has occurred mainly in research and academic centers. Market acceptance, and thus sales of our products, will depend on several factors, including:

•	safety;

•	cost-effectiveness relative to alternative vascular imaging methods;

•	availability of third-party reimbursement;

•	ease of administration;

•	clinical efficacy; and

•	availability of competitive products.
      Market acceptance will also depend on our ability and that of our strategic partners to educate the medical community and third-party payors about the benefits of diagnostic imaging with Vasovist-enhanced MRA compared to imaging with other technologies. Vasovist represents a new approach to imaging the non-coronary vascular system, and market acceptance both of MRA as an appropriate imaging technique for the non-coronary vascular system, and of Vasovist, is critical to our success. If Vasovist or any of our other product candidates, when and if commercialized, do not achieve market acceptance, we may not generate sufficient revenues to achieve or maintain profitability.

We may need to raise additional funds necessary to fund our operations, and if we do not do so, we may not be able to implement our business plan.
      Since inception, we have funded our operations primarily through our public offerings of common stock, private sales of equity securities, debt financing, equipment lease financings, product development revenue, and royalty and license payments from our strategic partners. Although we believe that we have adequate funding for the foreseeable future, we may need to raise substantial additional funds for research, development and other expenses through equity or debt financings, strategic alliances or otherwise. Our future liquidity and capital requirements will depend upon numerous factors, including the following:

•	the progress and scope of clinical trials;

•	the timing and costs of filing future regulatory submissions;

•	the timing and costs required to receive both U.S. and foreign governmental approvals;

•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the extent to which our product candidates gain market acceptance;

•	the timing and costs of product introductions;

•	the extent of our ongoing and any new research and development programs;

•	the costs of training physicians to become proficient with the use of our product candidates; and

•	the costs of developing marketing and distribution capabilities.
      Based on our current plans, expense rates, targeted timelines and our view regarding acceptance of Vasovist in the marketplace, we estimate that cash, cash equivalents and marketable securities on hand as of March 31, 2006 will be sufficient to fund our operations for at least the next several years. However, we premise this expectation on our current operating plan, which may change as a result of many factors, including the acquisition of Predix. Taking into consideration the acquisition of Predix and incorporating its research and development programs into our operations, we estimate that cash, cash equivalents and marketable securities on hand as of April 24, 2006, together with expected revenue from the sale of Vasovist and reimbursement of clinical trial costs by Schering AG, and the cash, cash equivalents and marketable securities acquired from Predix, will fund the combined company’s operations into 2008. If, however, we consider other opportunities, change our planned activities or are required to pay all or a substantial portion of the milestone payment in cash under the merger agreement, we may require additional funding before currently expected.

Our competitors may have greater financial resources, superior products or product candidates, manufacturing capabilities and/or marketing expertise, and we may not be able to compete with them successfully.
      The healthcare industry is characterized by extensive research efforts and rapid technological change and there are several companies that are working to develop products similar to our product candidates. However, there are a number of general use MRI agents approved for marketing in the United States and in certain foreign markets that, if used or developed for MRA, are likely to compete with Vasovist. Such products include Magnevist and Gadovist by Schering AG, Dotarem by Guerbet, S.A., Omniscan by GE Healthcare, ProHance and MultiHance by Bracco and OptiMARK by Tyco/Mallinckrodt. We are aware of five agents under clinical development that have been or are being evaluated for use in MRA: Schering AG’s Gadomer and SHU555C, Guerbet’s Vistarem, Bracco’s B-22956/1, Ferropharm’s Code VSOP-C184, and Advanced Magnetics’ Ferumoxytol. We cannot assure you that our competitors will not succeed in the future in developing products that are more effective than any that we are developing. We believe that our ability to compete in developing MRI contrast agents depends on a number of factors, including the success and timeliness with which we complete FDA trials, the breadth of applications, if any, for which our product candidates receive approval, and the effectiveness, cost, safety and ease of use of our product candidates in comparison to the products of our competitors. Public information on the status of clinical development and performance characteristics for these agents is limited. However, many of these competitors have substantially greater capital and other resources than we do and may represent significant competition for us. These companies may succeed in developing technologies and products that are more effective or less costly than any of those that we may develop. In addition, these companies may be more successful than we are in developing, manufacturing and marketing their products.
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
      The clinical testing of our approved products and the manufacturing and marketing of any approved products may expose us to product liability claims and we may experience material product liability losses in the future. We currently have limited product liability insurance for the use of our product candidates in clinical research, but our coverage may not continue to be available on terms acceptable to us or adequate for liabilities we actually incur. We do not have product liability insurance coverage for the commercial sale of our product candidates, but intend to obtain such coverage when and if we commercialize our product candidates. However, we may not be able to obtain adequate additional product liability insurance coverage on acceptable terms, if at all. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may have a material adverse effect on our business and results of operations.

We significantly increased our leverage as a result of the sale of 3.0% Convertible Senior Notes due 2024.
      In connection with the sale of 3.0% Convertible Senior Notes due 2024, we have incurred indebtedness of $100 million. In addition, holders of our 3% Convertible Senior Notes due 2024 may require us to repurchase these notes at par, plus accrued and unpaid interest, on June 15, 2011, 2014 and 2019. The amount of our indebtedness could, among other things:

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

Certain anti-takeover clauses in our charter and by-laws and in Delaware law may make an acquisition of us more difficult.
      Our restated certificate of incorporation authorizes our board of directors to issue, without stockholder approval, up to 1,000,000 shares of preferred stock with voting, conversion and other rights and preferences that could adversely affect the voting power or other rights of the holders of our common stock. The issuance of preferred stock or of rights to purchase preferred stock could be used to discourage an unsolicited acquisition proposal. In addition, the possible issuance of preferred stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of our common stock or limit the price that investors might be willing to pay for shares of our common stock. Our restated certificate of incorporation provides for staggered terms for the members of our board of directors. A staggered board of directors and certain provisions of our by-laws and of the state of Delaware law applicable to us could delay or make more difficult a merger, tender offer or proxy contest involving us. We are subject to Section 203 of the General Corporation Law of Delaware, which, subject to certain exceptions, restricts certain transactions and business combinations between a corporation and a stockholder owning 15% or more of the corporation’s outstanding voting stock for a period of three years from the date the stockholder becomes an interested stockholder. These provisions may have the effect of delaying or preventing a change in control of us without action by the stockholders and, therefore, could adversely affect the price of our stock.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 3, 2006, among the Company, EPIX Delaware, Inc. and Predix Pharmaceuticals Holdings, Inc. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 3, 2006 (File No. 000-21863) and incorporated herein by reference.
3.1	Restated Certificate of Incorporation of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-30531) and incorporated herein by reference.

Exhibit
Number		Description

3.2		Certificate of Amendment of Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-21863) and incorporated herein by reference.
3.3		Certificate of Amendment of Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 000-21863) and incorporated herein by reference.
3.4		Form of Amended and Restated By-Laws of the Company. Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-30531) and incorporated herein by reference.
4.1		Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.
4.2		Indenture, dated as of June 7, 2004, between the Company and U.S. Bank National Association as Trustee, relating to 3% Convertible Senior Notes due June 15, 2024. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 7, 2004 (File No. 000-21863) and incorporated herein by reference.
10.1		Amendment Number One to Employment Agreement, dated as of September 14, 2005, between the Company and Michael J. Astrue, dated March 7, 2006. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 9, 2006 (File No. 000-21863) and incorporated herein by reference.
10.2		Voting Agreement, dated as of April 3, 2006, entered into between the Company and certain stockholders of Predix Pharmaceuticals Holdings, Inc. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2006 (File No. 000-21863) and incorporated herein by reference.
31	.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Michael J. Astrue.
31	.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert B. Pelletier.
32*		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIX Pharmaceuticals, Inc.

Date: May 5, 2006	By:	/s/ MICHAEL J. ASTRUE Michael J. Astrue Interim Chief Executive Officer

EPIX Pharmaceuticals, Inc.

Date: May 5, 2006	By:	/s/ ROBERT B. PELLETIER Robert B. Pelletier Executive Director of Finance and Principal Accounting Officer