Form 10-Q
period 2006-06-30
EPIX Pharmaceuticals, Inc.
filed 2006-08-04
CIK 1027702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 0-21863
EPIX Pharmaceuticals, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware (State of incorporation)	04-3030815 (I.R.S. Employer Identification No.)

161 First Street, Cambridge, Massachusetts (Address of principal executive offices)	02142 (Zip Code)

Registrant’s telephone number, including area code: (617) 250-6000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value per share
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 28, 2006, 23,296,136 shares of the registrant’s Common Stock, $.01 par value per share, were issued and outstanding.

EPIX Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
EPIX PHARMACEUTICALS, INC.
BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$66,740,536	$72,502,906
Available-for-sale marketable securities	47,277,256	52,225,590
Accounts receivable	—	149,287
Prepaid expenses and other current assets	537,297	346,919

Total current assets	114,555,089	125,224,702
Property and equipment, net	1,919,158	2,517,859
Other assets	4,336,863	2,973,155

Total assets	$120,811,110	$130,715,716

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$326,432	$1,268,325
Accrued expenses	3,263,484	4,310,003
Contract advances	4,754,808	6,112,549
Deferred revenue	225,335	435,861

Total current liabilities	8,570,059	12,126,738
Deferred revenue	642,980	755,647
Convertible debt	100,000,000	100,000,000
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value, 40,000,000 shares authorized; 23,296,136 and 23,284,810 shares issued and outstanding at June 30, 2006 and December 31, 2005	232,961	232,848
Additional paid-in-capital	198,728,253	197,311,313
Accumulated deficit	(187,328,017)	(179,644,632)
Accumulated other comprehensive loss	(35,126)	(66,198)

Total stockholders’ equity	11,598,071	17,833,331

Total liabilities and stockholders’ equity	$120,811,110	$130,715,716

See accompanying notes.

EPIX PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Product development revenue	$731,191	$314,026	$1,814,058	$1,789,845
Royalty revenue	462,718	578,321	920,496	1,022,610
License fee revenue	161,597	165,896	323,194	331,792

Total revenues	1,355,506	1,058,243	3,057,748	3,144,247
Operating expenses:
Research and development	3,239,700	5,637,426	7,232,661	11,170,577
General and administrative	1,701,877	2,570,535	4,040,240	5,314,240
Restructuring costs	61,472	—	351,105	—

Total operating expenses	5,003,049	8,207,961	11,624,006	16,484,817

Operating loss	(3,647,543)	(7,149,718)	(8,566,258)	(13,340,570)
Interest income	1,410,928	950,610	2,715,501	1,796,511
Interest expense	(875,631)	(896,976)	(1,744,994)	(1,807,580)

Loss before provision for income taxes	(3,112,246)	(7,096,084)	(7,595,751)	(13,351,639)
Provision for income taxes	43,818	—	87,634	—

Net loss	$(3,156,064)	$(7,096,084)	$(7,683,385)	$(13,351,639)

Weighted average shares:
Basic and diluted	23,284,810	23,257,197	23,284,810	23,242,022

Net loss per share, basic and diluted	$(0.14)	$(0.31)	$(0.33)	$(0.57)

See accompanying notes.

EPIX PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net loss	$(7,683,385)	$(13,351,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	640,422	538,642
Stock compensation expense	1,376,523	3,419
Amortization of deferred financing costs	243,977	235,443
Changes in operating assets and liabilities:
Accounts receivable	149,287	(39,063)
Prepaid expenses and other current assets	(190,377)	(179,236)
Accounts payable	(941,893)	139,728
Accrued expenses	(1,046,519)	209,292
Contract advances	(1,357,741)	771,598
Deferred revenue	(323,193)	(1,295,075)

Net cash used in operating activities	(9,132,899)	(12,966,891)
Investing activities:
Purchases of marketable securities	(45,014,631)	(42,678,695)
Sale or redemption of marketable securities	49,994,037	56,765,831
Increase in other assets	(1,607,686)	—
Purchases of fixed assets	(41,721)	(678,721)

Net cash provided by investing activities	3,329,999	13,408,415
Financing activities:
Proceeds from loan payable from strategic partner	—	30,000,000
Repayment of loan payable to strategic partner	—	(30,000,000)
Proceeds from stock options	—	441,751
Proceeds from Employee Stock Purchase Plan	40,530	70,299

Net cash provided by financing activities	40,530	512,050

Net increase (decrease) in cash and cash equivalents	(5,762,370)	953,574
Cash and cash equivalents at beginning of period	72,502,906	73,364,538

Cash and cash equivalents at end of period	$66,740,536	$74,318,112

Supplemental cash flow information:
Cash paid for interest	$1,500,000	$1,581,889

Cash paid for taxes	$87,634	$—

See accompanying notes.

EPIX PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Nature of Business
     EPIX Pharmaceuticals, Inc. (“EPIX” or the “Company”) discovers and develops innovative pharmaceuticals for imaging that are designed to transform the diagnosis, treatment and monitoring of disease. The Company uses its proprietary Target Visualization Technology TM to create imaging agents targeted at the molecular level. These agents are designed to enable physicians to use magnetic resonance imaging (“MRI”) to obtain detailed information about specific disease processes. MRI has been established as the imaging technology of choice for a broad range of applications, including the identification and diagnosis of a variety of medical disorders. MRI is safe, relatively cost-effective and provides three-dimensional images that enable physicians to diagnose and manage disease in a minimally invasive manner.
     The Company is currently developing two products for use in MRI to improve the diagnosis of multiple diseases affecting the body’s arteries and veins, collectively known as the vascular system: Vasovist TM , the Company’s novel blood-pool contrast agent for use in magnetic resonance angiography (“MRA”), which was approved for marketing in all 25 member states of the European Union (“E.U.”) in October 2005; and EP-2104R for detecting human thrombi, or blood clots, using MRI. The Company has entered into various partnership agreements with Schering AG with respect to both Vasovist and other of its product candidates. Schering AG began marketing Vasovist in Europe in the second quarter of 2006. The Company currently owns all development rights to EP-2104R and intends to pursue a collaboration for the continued development of EP-2104R, following Schering AG’s decision not to exercise its option for the product candidate. The Company has active research programs with respect to products for diagnostic imaging and therapeutic uses.
     On April 3, 2006, the Company announced the signing of a definitive merger agreement to acquire Predix Pharmaceuticals Holdings, Inc. (“Predix”). Predix is a privately-held pharmaceutical company focused on the discovery and development of novel, highly-selective, small molecule drugs that target G-Protein Coupled Receptors (“GPCR”) and ion channels. The merger with Predix is a stock transaction valued at approximately $90 million, including the assumption of net debt at closing. In addition, Predix shareholders will be paid a milestone payment of $35 million in cash, stock or a combination of both based on Predix having achieved a certain strategic milestone. Specifically, on July 31, 2006, Predix entered into an exclusive worldwide license agreement with Amgen Inc. to develop and commercialize products based on Predix’s preclinical compounds which target the GPCR sphingosine-1-phosphate receptor-1 (“S1P1”) and compounds and products that may be identified by or acquired by Amgen and that are active against the S1P1 receptor. Under the license agreement, Predix will receive a $20 million upfront payment and royalties on future net sales of products developed in the collaboration, if any. In addition, if and when specified milestones relating to the development, regulatory approval and sales of products from the collaboration are achieved, Predix could receive up to an aggregate of $287.5 million in milestone payments from Amgen. The EPIX board of directors has determined that Predix’s entry into the agreement with Amgen resulted in the achievement of a milestone pursuant to the terms of the merger agreement by and between EPIX and Predix and described in the Joint Proxy Statement/Prospectus. Accordingly, in addition to the initial merger consideration, Predix stockholders, option holders and warrant holders will be entitled to the milestone payment under the merger agreement in the aggregate amount of $35.0 million. The merger with Predix is anticipated to close around August 15, 2006, pending stockholder approval.
2. Basis of Presentation
     The unaudited condensed financial statements of EPIX have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (the “SEC” or the “Commission”). Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of the interim period ended June 30, 2006 are not necessarily indicative of the results expected for the full fiscal year.
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

3. Significant Accounting Policies
     Revenue Recognition
     Product development revenue
     In June 2000, the Company entered into a strategic collaboration agreement with Schering AG, whereby each party to the agreement shares equally in Vasovist development costs and U.S. operating profits and the Company will receive royalties related to non-U.S. sales. The Company recognizes as revenue the cash consideration received from Schering AG for amounts expended by the Company in excess of the Company’s obligation under the agreement to expend 50% of the costs to develop Vasovist. This revenue is recognized in the same period in which the costs are incurred. With respect to payments due to Schering AG, if any, in connection with the Vasovist development program, the Company would recognize such amounts as a reduction to revenue at the time Schering AG performs the research and development activities for which the Company is obligated to pay Schering AG.
     On a monthly basis, the Company calculates the revenue or reduction to revenue, as the case may be, with respect to the partnership with Schering AG for Vasovist as follows:
•	The Company calculates its development costs directly related to Vasovist.

•	The Company obtains cost reports, or an estimate of costs, from Schering AG for costs incurred by Schering AG related to the development of Vasovist during the same period. Where estimates are used, the Company reviews the estimates and records, as necessary, adjustments in the subsequent quarter when the Company receives actual results from Schering AG. To date, there have been no material adjustments.

•	The Company multiplies its and Schering AG’s development costs by approximately 50% based on the contractual allocation of work contemplated under the agreement.

•	The Company then records the net difference as development revenue if the balance results in a payment to the Company and negative revenue if the balance results in a payment to Schering AG.
     The result of this calculation is that the Company records revenue only for amounts it is owed by Schering AG in excess of 50% of development expenses of the project in the particular period. The Company would record a reduction to revenue for any amounts owed to Schering AG in the particular period. To date, the Company has not been required to make any payments to Schering AG.
     The additional payments made by Schering AG to the Company represent revenue to the Company because the Company is providing additional services to Schering AG which Schering AG was contractually obligated to perform itself. For example, the Company performed substantial amounts of the work on behalf of Schering AG required to prepare the regulatory submission to the European regulatory authorities for Vasovist which would otherwise have been Schering AG’s responsibility under the agreement. Had the Company not performed these and other additional services, Schering AG would have had to contract with a third party to perform the work or Schering AG would have had to perform the work itself.
     In May 2003, the Company entered into a development agreement with Schering AG for EP-2104R and a collaboration agreement with Schering AG for MRI research. Under the EP-2104R development agreement, Schering AG agreed to make fixed payments totaling approximately $9.0 million to the Company over a two year period, which began in the second quarter of 2003 and ended in the fourth quarter of 2004, to cover a portion of the Company’s expenditures for the EP-2104R feasibility program. The Company recognizes revenue from Schering AG for the feasibility program in proportion to actual cost incurred relative to the estimated total program costs. As estimated total cost to complete a program increases, revenue in the period is adjusted downwards, and conversely, as estimated cost to complete decreases, revenue in the period is adjusted upwards. Total estimated costs of the feasibility program are based on management’s assessment of costs to complete the program based upon an evaluation of the portion of the program completed, costs incurred to date, planned program activities, anticipated program timelines and expected future costs of the program. To the extent that estimated costs to complete the feasibility program change materially from the previous periods, adjustments to revenue are recorded in the period. As of June 30, 2006, the estimated cost to complete the EP-2104R feasibility program is $15.2 million, unchanged from the estimate to complete at March 31, 2006 and December 31, 2005. During the first quarter of 2006, the Company completed enrollment in the feasibility program. Revenue under the MRI research collaboration is recognized at the time services are provided for which Schering AG is obligated to reimburse the Company.
     Payments received by the Company from Schering AG in advance of EPIX performing research and development activities are recorded as contract advances.

     Royalty revenue
     The Company earns royalty revenue pursuant to its sub-license on certain of its patents to Bracco Imaging S.p.A. (“Bracco”). Royalty revenue is recognized based on actual revenues as reported by Bracco to the Company in the period in which royalty reports are received. With the expiration in 2006 of certain patents related to the sublicense with Bracco, the Company expects to receive lower royalty payments from Bracco beginning in the second half of 2006, and it expect such payments to end in the first quarter of 2007.
     Massachusetts General Hospital (“MGH”) owns the patents that are subject to the Company’s agreement with Bracco and has exclusively licensed those patents to the Company, which has in turn sub-licensed the patents to Bracco. The Company owes MGH a percentage of all royalties received from its sub-licenses. The Company paid royalties of $66,073 to MGH during the six months ended June 30, 2006. No amounts were paid during the six month period ended June 30, 2005.
     The Company is also entitled to receive a royalty on sales of Vasovist by Schering AG following the commercial launch of the product in the E.U., which began on a country-by-country basis in the second quarter of 2006. The Company will recognize royalty revenue from sales of Vasovist in the E.U. in the quarter when Schering AG reports those sales to the Company.
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
     In September 2001, the Company sub-licensed certain patents to Bracco and received a $2.0 million license fee from Bracco. This license fee is included in deferred revenue and is being recorded as revenue ratably from the time of the payment until the expiration of MGH’s patents, which occurred in the E.U. in May 2006 and will occur in the U.S. in November 2006.
     As part of the strategic collaboration agreement the Company entered into with Schering AG in 2000, the Company granted Schering AG an exclusive license to co-develop and market Vasovist worldwide, exclusive of Japan. Later in 2000, the Company amended this strategic collaboration agreement to grant Schering AG exclusive rights to develop and market Vasovist in Japan. In return, the Company received a $3.0 million license fee from Schering AG in connection with that amendment. This license fee was included in deferred revenue and is being recorded as revenue ratably from the time of the payment until anticipated approval in Japan. The Company will continue to review this estimate and make appropriate adjustments as information becomes available.
     Pursuant to an earlier collaboration agreement with Mallinckrodt, Inc., a subsidiary of Tyco/Mallinckrodt, the Company recorded $4.4 million of deferred revenue that is being recorded as revenue ratably from the time of payment until anticipated approval of Vasovist in the U.S. The Company will continue to review this estimate and make appropriate adjustments as information becomes available.
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
     In June 2004, the Company completed a sale, pursuant to Rule 144A under the Securities Act of 1933, of $100.0 million of 3.0% convertible senior notes due 2024 for net proceeds of approximately $96.4 million. Each $1,000 of senior notes is convertible into 33.5909 shares of the Company’s common stock representing a conversion price of approximately $29.77 per share if (1) the price of the Company’s common stock trades above 120% of the conversion price for a specified time period, (2) the trading price of the senior notes is below a certain threshold, (3) the senior notes have been called for redemption, or (4) specified corporate transactions have occurred. None of these conversion triggers has occurred as of June 30, 2006.
     Common stock potentially issuable, but excluded from the calculation of dilutive net loss per share for the three months and six months ended June 30, 2006 and 2005 because their inclusion would have been antidilutive, consisted of the following:

	2006	2005
Stock options and awards	2,041,895	3,846,979
Shares issuable on conversion of 3.0% Convertible Senior Notes	3,359,090	3,359,090

Total	5,400,985	7,206,069

     Comprehensive Loss
     Comprehensive loss is comprised of net loss and unrealized gains or losses on the Company’s available-for-sale marketable securities. The Company’s comprehensive loss for the three months ended June 30, 2006 and 2005 amounted to $3.2 million and $7.0 million, respectively, and for the six months ended June 30, 2006 and 2005 amounted to $7.7 million and $13.2 million, respectively.
     Employee Stock Compensation
     The Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment – An Amendment of FASB Statements No. 123 and 95” (“SFAS 123(R)”), beginning January 1, 2006, using the modified prospective transition method. Under the modified prospective transition method, financial statements for periods prior to the adoption date are not adjusted for the change in accounting. Compensation expense is now recognized, based on the requirements of SFAS 123(R), for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date.
     Prior to adopting SFAS 123(R), the Company used the intrinsic value method to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As a result of the adoption of SFAS 123(R), the Company is amortizing the unamortized stock-based compensation expense related to unvested option grants issued prior to the adoption of SFAS 123(R). The Company has elected to continue to use the Black-Scholes Option Pricing Model to determine the fair value of options. SFAS 123(R) also requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under disclosure requirements of SFAS 123. As a result, the Company has applied an estimated forfeiture rate to remaining unvested awards based on historical experience in determining the expense recorded in the Company’s consolidated statement of operations. This estimate will be evaluated quarterly and the forfeiture rate will be adjusted as necessary. The actual expense recognized over the vesting period will only be for those shares that vest during that period. The Company has also elected to recognize compensation cost for awards with pro-rata vesting using the straight-line method.
     As a result of adopting the new standard, the Company has recorded $583,768 and $1.4 million of stock-based compensation expense, which includes a charge for the shares issued under the Company’s Employee Stock Purchase Plan (the “ESPP”), for the

three and six months ended June 30, 2006, respectively. The stock-based compensation expense included $417,390 in research and development and $166,378 in general and administrative expense for the three months ended June 30, 2006, and $936,390 in research and development and $439,934 in general and administrative expense for the six months ended June 30, 2006. The compensation expense increased both basic and diluted net loss per share for the three and six months ended June 30, 2006 by $0.03 and $0.06, respectively. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. As of June 30, 2006, there was $6.2 million of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized over a weighted-average period of 1.8 years.
     The following table illustrates the effect on net loss and net loss per share for the three and six months ended June 30, 2005 if the Company had applied the fair value provisions of SFAS 123(R) to options granted under the Company’s stock option plans.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss — as reported	$(7,096,084)	$(13,351,639)
Add: employee stock-based compensation included in net loss as reported	—	—
Deduct: pro forma adjustment for stock-based compensation	(1,448,039)	(2,535,848)

Net loss — pro forma	$(8,544,123)	$(15,887,487)

Net loss per share, basic and diluted
As reported	$(0.31)	$(0.57)
Pro forma	(0.37)	(0.68)

Effect of pro forma adjustment	$(0.06)	$(0.11)

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes Option Pricing Model using the assumptions noted in the following table. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. Expected volatility is based on historical volatility data of the Company’s stock and comparable companies to the expected option term. The Company estimated the stock option forfeitures based on historical experience. The Company used the “simplified” method, as prescribed by the SEC’s Staff Accounting Bulletin No. 107, to calculate the expected term, or life, of these options.

	Options		ESPP
	Three Months Ended June 30,
	2006	2005	2006	2005
Expected stock price volatility	70%	83%	70%	83%
Weighted average risk-free interest rate	4.95%	3.89%	4.85%	3.12%
Expected forfeiture rate	9.00%	0.00%	N/A	N/A
Expected life of option (years)	6.3	6.7	0.5	0.5

	Six Months Ended June 30,
	2006	2005	2006	2005
Expected stock price volatility	70%	84%	70%	83%
Weighted average risk-free interest rate	4.65%	3.72%	4.85%	3.12%
Expected forfeiture rate	9.00%	0.00%	N/A	N/A
Expected life of option (years)	6.3	6.9	0.5	0.5
     The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2006 was $2.65 and $3.05 per share, respectively.

     The following is a summary of the status of the Company’s stock option plans as of June 30, 2006 and the stock option activity for all stock option plans during the six months ended June 30, 2006:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2005	3,271,909	$11.39
Granted	327,062	4.54
Exercised	—	—
Cancelled	(1,557,076)	11.39

Outstanding at June 30, 2006	2,041,895	$10.29	6.80	$12,025

Exercisable at June 30, 2006	1,103,208	$10.78	5.30	$0

4. Restructuring Charges
     During the three months ended June 30, 2006, the Company incurred an additional restructuring charge of $61,472 related to actions previously announced by management to control costs and improve the focus of the Company’s operations in order to reduce losses and conserve cash. The restructuring charge recorded during the three months ended June 30, 2006 was for additional severance related costs. The Company is accounting for the restructuring costs in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”
     The following table displays the restructuring activity and liability balances:

Balance at December 31, 2005	$971,828
Restructuring charges for the six months ended June 30, 2006	351,105
Employee related payments	(964,434)
Impairment charges related vacated space and fixed asset write-offs	(169,910)

Balance at June 30, 2006	$188,589

5. Deferred Merger Costs
     The Company has recorded $1.6 million of deferred merger costs relating to the pending acquisition of Predix (see note 1). These costs, including other additional acquisition costs that are dependent upon the approval of the merger by the stockholders of EPIX and Predix, will be included in total acquisition costs upon consummation of the merger.
6. Convertible Debt
     In June 2004, the Company completed a sale, pursuant to Rule 144A under the Securities Act of 1933, of $100.0 million of 3.0% convertible senior notes due 2024 for net proceeds of approximately $96.4 million. Each $1,000 of senior notes is convertible into 33.5909 shares of the Company’s common stock representing a conversion price of approximately $29.77 per share if (1) the price of the Company’s common stock trades above 120% of the conversion price for a specified time period, (2) the trading price of the senior notes is below a certain threshold, (3) the senior notes have been called for redemption, or (4) specified corporate transactions have occurred. None of these conversion triggers has occurred as of June 30, 2006. Each of the senior notes is also convertible into the Company’s common stock in certain other circumstances. The senior notes bear an interest rate of 3.0%, payable semiannually on June 15 and December 15 of each year. Interest payments of $1.5 million were made during the six months ended June 30, 2006 and 2005. The senior notes are unsecured and are subordinated to secured debt.
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
     In connection with the issuance of the senior notes, the Company incurred $3.65 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. The costs are being amortized as interest expense using the effective interest method over the term from issuance through the first date that the holders are entitled to require repurchase of the senior notes (June 2011). Amortization of the issuance costs for the three months ended June 30, 2006 and 2005 was $124,868 and

$120,582, respectively, and for the six months ended June 30, 2006 and 2005 was $243,977 and $235,443, respectively.
7. Subsequent Events
     On July 13, 2006, the Company announced that Schering AG, which is undergoing a merger with Bayer AG, will not exercise its option for the development of EPIX’s fibrin-binding imaging agent EP-2104R. Under the terms of the agreement, EPIX will retain full rights to the EP-2104R program.
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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have a material impact on its overall financial position or results of operations.

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
     We are currently developing two products for use in MRI to improve the diagnosis of multiple diseases involving the body’s arteries and veins, collectively known as the vascular system: VasovistTM, our novel blood-pool contrast agent for use in magnetic resonance angiography, which was approved for marketing in all 25 member states of the European Union, or E.U., in October 2005; and EP-2104R for detecting human thrombi, or blood clots, using MRI. We have entered into various partnership agreements with Schering AG with respect to both Vasovist and other product candidates. In addition, we have active research programs with respect to products for diagnostic imaging and therapeutic uses.
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
     Our significant accounting policies are more fully described in Note 2 of the Company’s Financial Statements for the year ended December 31, 2005. Not all significant accounting policies require management to make difficult, subjective or complex judgments or estimates. We believe that our accounting policies related to revenue recognition, research and development and employee stock compensation, as described below, require “critical accounting estimates and judgments.”
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
     We recognize as revenue the cash consideration received from Schering AG for efforts provided by us in excess of our obligation under the agreement to expend 50% of the costs to developing Vasovist. This revenue is recognized in the same period in which the costs are incurred. With respect to payments due to Schering AG, if any, in connection with the Vasovist development program, we would recognize such amounts as a reduction to revenue at the time Schering AG performs the research and development activities for which we are obligated to pay Schering AG.
     On a monthly basis, we calculate the revenue or reduction to revenue, as the case may be, with respect to the partnership with Schering AG for Vasovist as follows:
•	We calculate our development costs directly related to Vasovist.

•	We obtain cost reports, or an estimate of costs, from Schering AG for costs incurred by them related to the development of Vasovist during the same period. Where estimates are used, we review the estimates and record, as necessary, adjustments in the subsequent quarter when we receive actual results from Schering AG. To date, there have been no material adjustments.

•	We multiply our and Schering AG’s development costs by approximately 50% based on the contractual allocation of work contemplated under the agreement.

•	We then record the net difference as development revenue if the balance results in a payment to us and negative revenue if the balance results in a payment to Schering AG.
     The result of this calculation is that we record revenue only for amounts we are owed by Schering AG in excess of 50% of development expenses of the project in the particular period. We would record a reduction to revenue for any amounts owed to Schering AG in the particular period. To date, we have not been required to make any payments to Schering AG.
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
     Royalty revenue is recognized based on actual revenues reported to us by Bracco Imaging S.p.A., or Bracco, and Schering AG in the period in which royalty reports are received. We will be entitled to receive a royalty on sales of Vasovist by Schering AG following the commercial launch of the product in the E.U., which commenced in the second quarter of 2006. We will recognize royalty revenue from sales of Vasovist in the E.U. in the quarter when Schering AG actually reports those sales to us.
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
     Employee Stock Compensation
     We have adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment – An Amendment of FASB Statements No. 123 and 95”, or SFAS 123(R), beginning January 1, 2006, using the modified prospective transition method. Under the modified prospective transition method, financial statements for periods prior to the adoption date are not adjusted for the change in accounting. However, compensation expense is recognized, based on the requirements of SFAS 123(R), for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date.
     Determining the appropriate fair value model and calculating the fair value of share-based awards requires us to make various judgments, including estimating the expected life of the share-based award, the expected stock price volatility over the expected life of the share-based award and forfeiture rates. In order to determine the fair value of share-based awards on the date of grant, we use the Black-Scholes option-pricing model. Inherent in this model are assumptions related to stock price volatility, option life, risk-free interest rate and dividend yield. The risk-free interest rate is a less subjective assumption as it is based on treasury instruments whose term is consistent with the expected life of options. We use a dividend yield of zero as we have never paid cash dividends and have no intention to pay cash dividends in the immediate future. The stock price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates. Estimating forfeitures also requires significant judgment. Our stock-price volatility assumption is based on trends in both our current and historical volatilities of our stock and those of comparable companies. We use the “simplified” method, as prescribed by the Securities and Exchange Commission’s, or SEC, Staff Accounting Bulletin No. 107, to calculate the expected term of options. We estimate forfeitures based on our historical experience of cancellations of share-based compensation prior to vesting. We believe that our estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from our estimates, we will record an adjustment in the period the estimates are revised. See Note 3 to the Notes to Condensed Financial Statements (unaudited).
RESULTS OF OPERATIONS
     Comparison of Three Months Ended June 30, 2006 versus 2005
     Revenues
     Our current revenues have arisen principally from our collaboration agreements with Schering AG for Vasovist, EP-2104R and MRI discovery research; from license fee revenues relating to our agreements with Schering AG, Tyco/Mallinckrodt and Bracco; and from royalties related to our agreements with Bracco and Schering AG. Our MRI discovery research collaboration with Schering AG concluded in May 2006. Revenues for the three months ended June 30, 2006 and 2005 were $1.4 million and $1.1 million, respectively. Revenues for 2006 consisted of $731,000 of product development revenue from Schering AG, $463,000 of royalty revenue related to the Bracco and Schering AG agreements and $162,000 of license fee revenue related to the Schering AG, Tyco/Mallinckrodt strategic collaboration and Bracco agreements. The increase in total revenues of $297,000 for the three months ended June 30, 2006 compared to the same period last year was primarily attributed to higher product development revenue, which was partly offset by lower royalty revenue. The product development revenue increase of $417,000 during the three month period ended June 30, 2006 resulted from higher EP-2104R revenue recorded during the period, partly offset by lower overall Vasovist development costs. The increase in EP-2104R revenue was due primarily to last year’s downward revenue adjustment resulting from management’s higher estimated cost to complete the development of EP-2104R that we recognized in the second quarter of 2005. As noted elsewhere in this Quarterly Report, Schering AG has decided not to exercise its option with respect to EP-2104R, and accordingly we will not receive additional revenues from Schering AG relating to this product. The decrease in royalty revenue compared to the same period last year resulted from a reduction in the royalty rate on sales of MultiHance® by Bracco once total qualified sales of MultiHance exceeded a level established in the agreement. With the expiration in 2006 of certain patents related to the sublicense with Bracco, we expect to receive lower royalty payments from Bracco beginning in the second half of 2006, and we expect such payments to end in the first quarter of 2007.
     Research and Development Expenses
     Our research and development expenses have arisen from our development activities for Vasovist and EP-2104R and from our discovery research programs. Research and development expenses for the three months ended June 30, 2006 were $3.2 million compared to $5.6 million for the same period in 2005. The decrease of approximately $2.4 million was attributed to lower levels of spending on our Vasovist and EP-2104R development programs and from lower expenditures on our MRI and therapeutics research programs, partly offset by the non-cash expense of approximately $417,000 resulting from our recognition of stock compensation related to the implementation of SFAS 123(R). Spending during the second quarter of 2006 for Vasovist primarily involved reviewing our path forward with the U.S. Food and Drug Administration, or FDA, and considering all options, including formally appealing the FDA’s decision to require an additional clinical trial and/or conducting one or more additional clinical trials. With the completion of enrollment on our Phase II clinical trial for EP-2104R in early 2006, the rate of spending during the current quarter for this development program also decreased. Lastly, the reduction-in-force, which was announced in the fourth quarter of 2005 and implemented in the first quarter of 2006, significantly reduced our spending activities for both our MRI and therapeutics projects, all in an effort to control costs and improve the focus of our operations in order to reduce losses and conserve cash.

     The following table summarizes the primary components of our research and development expenses for our principal research and development programs for the three months ended June 30, 2006 and 2005.

	Three Months Ended June 30,
Research and Development	2006	2005
Vasovist	$975,404	$1,578,697
EP-2104R	392,429	1,293,306
Other research	1,871,867	2,765,423

Total research and development expenses	$3,239,700	$5,637,426

     The decrease in both Vasovist and EP-2104R development expenses for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was primarily due to a decrease in personnel associated with the reduction-in-force that took place in January 2006 and lower outside expenses related to contract services and consultants required to support both efforts. The decrease in other research expenses for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was primarily due to a decrease in personnel costs for both the MRI imaging and therapeutic research programs.
     The timeframe and costs involved in developing our products, including Vasovist and EP-2104R, and gaining regulatory approval for and commercializing our products may vary greatly from current estimates for several reasons, including the following:
•	We conduct our clinical trials in accordance with specific protocols, which we have filed with the FDA or other relevant authorities. If the FDA requires us to perform additional studies, to perform additional procedures in our studies or to increase patient numbers in those studies, we could incur significant additional costs and additional time to complete our clinical trials, assuming we are able to reach agreement with the FDA on protocols for any additional studies or procedures.

•	We rely on third party clinical trial centers to find suitable patients for our clinical trial program. If these clinical trial centers do not find suitable patients in the timeframe for which we have planned, we will not be able to complete our clinical trials according to our expected schedule.

•	We rely on third party contract research organizations for a variety of activities in our development program, including conducting blinded reading activities, lab testing and analysis of clinical samples, data collection, cleanup and analysis and drafting study reports and regulatory submissions.

•	The length of time that the FDA or other regulatory authorities take to review our regulatory submissions and the length of time it takes us to respond to the FDA or other regulatory authorities’ questions can also vary widely. In January 2005, we received an approvable letter from the FDA for Vasovist in which the FDA requested additional clinical studies to demonstrate efficacy prior to approval. In May 2005, we submitted our response to the approvable letter received from the FDA in January 2005 and it was accepted by the FDA as a complete response in June 2005. In November 2005, we received a second approvable letter from the FDA for Vasovist in which the FDA again requested an additional clinical trial and a re-read, or reanalysis, of images in certain of the previously completed Phase III trials by a new group of radiologists. We have filed a formal appeal with the FDA to approve Vasovist and to utilize an advisory committee as part of the appeal process. The FDA has advised us that it expects to respond to the appeal in September 2006. The process of obtaining agreement with the FDA for conducting necessary clinical trial studies is subject to significant uncertainties in terms of timing, costs and outcome.

•	Our partner, Schering AG, is responsible for the commercial launch and marketing of Vasovist in Europe, where Vasovist has been approved for commercial sale and is currently being marketed by Schering AG, and in the U.S., where Vasovist is not approved for commercial sale.
     We could incur increased clinical development costs if we experience delays in clinical trial enrollment, delays in the evaluation of clinical trial results or delays in regulatory approvals. In addition, we face significant uncertainty with respect to our ability to enter into strategic collaborations with respect to our product candidates. As a result of these factors, it is difficult to estimate the cost and length of a clinical trial. We are unable to accurately and meaningfully estimate the cost to bring a product to market due to the variability in length of time to develop and obtain regulatory approval for a product candidate.
     Under our EP-2104R agreement, Schering AG made fixed payments to us totaling approximately $9.0 million over a two year period, which was initially intended to cover most of our costs of the feasibility program for EP-2104R. The amount of expenditures necessary to execute the feasibility program is subject to numerous uncertainties, which may adversely affect our cash outlay. At year end 2005, we lowered our estimate of costs to complete the feasibility program from $16.1 million to $15.2 million because we were able to add new clinical trial sites and take other steps to improve enrollment. We have completed this clinical trial. Schering AG had an option to exclusively license EP-2104R, which it declined to exercise. As a result of Schering AG deciding not to exercise this option, we intend to pursue a collaboration for the continued development of EP-2104R with other potential partners. The future clinical development plan of EP-2104R, and the costs relating to that plan, are uncertain and we cannot estimate what portions of the future development we will undertake and what portions of the future development a potential partner, if any, will undertake.
     General and Administrative Expenses
     General and administrative expenses, which consist primarily of salaries, benefits, outside professional services and related costs associated with our executive, finance and accounting, business development, marketing, human resources, legal and corporate communications activities, were $1.7 million for the three months ended June 30, 2006 as compared to $2.6 million for the three months ended June 30, 2005. The decrease of $869,000 was primarily attributed to lower marketing, non-merger related legal and consulting costs and to lower staff levels resulting from the reduction in force that took place in January 2006, partly offset by the non-cash expense of approximately $166,000 resulting from our recognition of stock compensation. General and administrative expenses also include royalties payable to Massachusetts General Hospital, or MGH, based on sales by Bracco of MultiHance. Royalty expenses totaled $28,000 and $26,000 for the three months ended June 30, 2006 and 2005, respectively.
     Restructuring Costs
     The current quarter’s restructuring costs of $61,000 represent a continuation of planned actions taken by management to control costs and improve the focus of operations in order to reduce losses and conserve cash. In the fourth quarter of 2005, we announced a planned reduction in our workforce by 48 employees, or approximately 50%, in response to the FDA’s second approvable letter regarding Vasovist. The reductions, which were completed in January 2006, affected both our research and development and the general and administrative areas. During the most recent quarter, we recorded restructuring costs primarily related to additional severance related costs.
     Interest Income and Interest Expense
     Interest income for the three months ended June 30, 2006 was $1.4 million as compared to $951,000 for the three months ended June 30, 2005. The increase of $460,000 was primarily due to higher interest rates on our invested cash, cash equivalents and marketable securities during the period. Interest expense for the three months ended June 30, 2006 and 2005 was $876,000 and $897,000, respectively. The decrease in interest expense of $21,000 for the three months ended June 30, 2006 resulted primarily from the draw down of the Schering AG loan facility during the second quarter of 2005 that was no longer available because the loan facility was terminated by both parties in January 2006.
     Provision for Income Taxes
     The provision for income taxes, which represents Italian income taxes related to the Bracco agreement, was $44,000 for the three months ended June 30, 2006 as compared to $0 for the three months ended June 30, 2005. Because the remaining balance of prepaid royalties from Bracco has been fully offset and we are receiving cash remittances from Bracco, Italian income taxes are being withheld on Bracco royalties on sales of MultiHance. We expect to have Italian income taxes withheld on all Bracco royalties for the remainder of the term of the agreement, which is expected to end when the final royalty payment is made to us by Bracco in early 2007.
     Comparison of Six Months Ended June 30, 2006 versus 2005
     Revenues
     Revenues for the six months ended June 30, 2006 and 2005 were $3.1 million. Revenues for 2006 consisted of $1.8 million of product development revenue from Schering AG, $920,000 of royalty revenue related to the Bracco and Schering AG agreements and $323,000 of license fee revenue related to the Schering AG, Tyco/Mallinckrodt strategic collaboration and Bracco agreements. The decrease in total revenues of $86,000 for the six months ended June 30, 2006 compared to the same period last year was primarily attributed to lower royalties from Bracco on sales of MultiHance. The decrease in royalty revenue compared to the same period last year resulted from a reduction in the royalty rate on sales of MultiHance by Bracco once total qualified sales of MultiHance exceeded a level established in the agreement. With the expiration in 2006 of certain patents related to the sublicense with Bracco, we expect to receive lower royalty payments from Bracco beginning in the second half of 2006, and we expect such payments to end in the first quarter of 2007.
     Research and Development Expenses
     Research and development expenses for the six months ended June 30, 2006 were $7.2 million compared to $11.2 million for the same period in 2005. The decrease of approximately $3.9 million was attributed to lower levels of spending on our Vasovist and EP-2104R development programs and from lower expenditures on our MRI and therapeutics research programs, partly offset by the non-cash expense of approximately $936,000 resulting from our recognition of stock compensation related to the implementation of SFAS 123(R). Spending during the second quarter of 2006 for Vasovist primarily involved reviewing our path forward with the FDA, and included formally appealing the FDA’s decision to require an additional clinical trial and/or conducting one or more additional clinical trials. With the completion of enrollment on our Phase II clinical trial for EP-2104R in early 2006, the rate of spending during the current quarter for this development program also decreased. Lastly, the reduction-in-force, which was announced in the fourth quarter of 2005 and implemented in the first quarter of 2006, significantly reduced our spending activities for both our MRI and therapeutics projects, all in an effort to control costs and improve the focus of our operations in order to reduce losses and conserve cash.
     The following table summarizes the primary components of our research and development expenses for our principal research and development programs for the six months ended June 30, 2005 and 2006.

	Six Months Ended June 30,
Research and Development	2006	2005
Vasovist	$2,199,386	$3,189,857
EP-2104R	1,145,157	2,704,222
Other research	3,888,118	5,276,498

Total research and development expenses	$7,232,661	$11,170,577

     The decrease in both Vasovist and EP-2104R development expenses for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily due to a decrease in personnel associated with the reduction-in-force that took place in January 2006 and lower outside expenses related to contract services and consultants required to support both efforts. The decrease in other research expenses for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily due to a decrease in personnel costs for both the MRI imaging and therapeutic research programs.
     General and Administrative Expenses
     General and administrative expenses were $4.0 million for the six months ended June 30, 2006 as compared to $5.3 million for the six months ended June 30, 2005. The decrease of $1.3 million was primarily attributed to lower marketing, non-merger related legal and consulting costs and to lower staff levels resulting from the reduction in force that took place in January 2006, partly offset by the non-cash expense of approximately $440,000 resulting from our recognition of stock compensation. General and administrative expenses also include royalties payable to Massachusetts General Hospital, or MGH, based on sales by Bracco of MultiHance. Royalty expenses totaled $72,000 and $46,000 for the six months ended June 30, 2006 and 2005, respectively.
     Restructuring Costs
     The current year to date restructuring costs of $351,000 represent a continuation of planned actions taken by management to control costs and improve the focus of operations in order to reduce losses and conserve cash. During the six month period ended June 30, 2006, we recognized additional restructuring costs related to vacating space in some of our facilities while subsequently sub-leasing that space. We also recorded an impairment charge related to leasehold improvements located in that same space as well as excess lab and office equipment in our facilities, and additional severance related costs.
     Interest Income and Interest Expense
     Interest income for the six months ended June 30, 2006 was $2.7 million as compared to $1.8 million for the six months ended June 30, 2005. The increase of $919,000 was primarily due to higher interest rates on our invested cash, cash equivalents and marketable securities during the period. Interest expense for the six months ended June 30, 2006 and 2005 was $1.7 and $1.8 million, respectively. The decrease in interest expense of $63,000 for the six months ended June 30, 2006 resulted primarily from the draw down of the Schering AG loan facility during the six month period ended June 30, 2005 that was no longer available because the loan facility was terminated by both parties in January 2006.
     Provision for Income Taxes
     The provision for income taxes, which represents Italian income taxes related to the Bracco agreement, was $88,000 for the six months ended June 30, 2006 as compared to $0 for the six months ended June 30, 2005. Because the remaining balance of prepaid royalties from Bracco has now been fully offset and we are receiving cash remittances from Bracco, Italian income taxes are being withheld on Bracco royalties on sales of MultiHance. We expect to have Italian income taxes withheld on all Bracco royalties for the remainder of the term of the agreement, which is expected to end when the final royalty payment is made to us by Bracco in early 2007.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal sources of liquidity consist of cash, cash equivalents and available-for-sale marketable securities of $114.0 million at June 30, 2006 as compared to $124.7 million at December 31, 2005. The decrease in cash, cash equivalents and available-for-sale marketable securities was primarily attributed to funding of ongoing operations.
     We used approximately $9.1 million of net cash to fund operations for the six months ended June 30, 2006, which compares to $13.0 million for the same period in 2005. The net use of cash to fund operations during the six months ended June 30, 2006 resulted from the net loss of $7.7 million, which included non-cash expenses for amortization and depreciation of $640,000 and the recognition of stock compensation expense of $1.4 million as a result of the adoption of SFAS 123(R) in January 2006. Other significant increases in uses of working capital included the combined reductions in contract advances of $1.4 million and accounts payable/accrued expenses of $2.0 million. The reduction in contract advances resulted from the offset of funds previously received from Schering AG for the Vasovist and EP-2104R programs and from the MRI research collaboration. Lower accounts payable and accrued expenses were primarily attributed to the general reduction in development costs, including clinical trial activities.
     Our investing activities resulted in net cash provided of $3.3 million during the six months ended June 30, 2006 as compared to net cash provided of $13.4 million for the same period last year. The net contribution of $5.0 million of proceeds from the sale and redemption of maturing marketable securities, partly offset by the reinvestment into marketable securities of available cash, and the increase in other assets resulting from the capitalization of transaction costs related to the merger of $1.6 million, accounted for the entire increase in other investing activities during the six months ended June 30, 2006. During the same six-month period last year, we sold or redeemed available-for-sale marketable securities of $56.8 million, partly offset by the cash used to purchase $42.7 million of available-for-sale marketable securities that was primarily funded from the rollover of securities within our portfolio. We had $42,000 of capital expenditures during the six months ended June 30, 2006, compared to $679,000 in capital expenditures for the same period last year. The higher capital expenditures in 2005 were primarily attributed to leasehold improvements.
     We had $41,000 of cash provided from financing activities during the six months ended June 30, 2006, which was attributed to proceeds from our Employee Stock Purchase Plan. During the six months ended June 30, 2005, the primary source of net financing came from the proceeds of stock option exercises of $512,000. During the six month period ended June 30, 2005, we borrowed $30.0 million on the loan facility with Schering AG, of which $15.0 million was outstanding at June 30, 2005. Also during that same six month period, we repaid $30.0 million on our loan facility with Schering AG, of which $15.0 million was outstanding at December 31, 2004. The loan facility with Schering AG was terminated in January 2006.
     We receive quarterly cash payments from Schering AG for its share of development costs of Vasovist and for its share of research costs on our joint MRI research collaboration, which expired in May 2006. We also receive monthly interest income on our cash, cash equivalents and available-for-sale marketable securities. We are also scheduled to receive quarterly royalty payments from Bracco for a portion of the royalty revenue actually earned from the sales of MultiHance. With the expiration in 2006 of certain patents related to the sublicense with Bracco, we expect to receive lower royalty payments from Bracco beginning in the second half of 2006, and we expect such payments to end in the first quarter of 2007. We will also be entitled to receive a royalty payment from sales of Vasovist by Schering AG following the commercial launch of the product in the E.U., which began on a country-by-country basis in the second quarter of 2006. Other potential cash inflows include: a milestone payment of $1.3 million from Schering AG, which is dependent on the FDA’s approval of Vasovist, and up to $22.0 million in additional milestone payments from Schering AG as well as our share of the profits earned on sales of Vasovist worldwide. As a result of Schering AG deciding not to exercise its option for the development of EP-2104R, we no longer expect to receive funds from Schering AG for this program. In addition, our MRI research collaboration with Schering AG expired in May 2006, so we do not expect any cash flows from this collaboration. We expect to discuss the disposition of current research programs with Schering AG and to continue to advance at least some of these programs either unilaterally or with another partner. Pursuant to the license agreement between us and Schering AG, we are entitled to a worldwide royalty on sales of certain Schering AG products covered by the agreement.
     Known outflows, in addition to our ongoing research and development and general and administrative expenses, include the semi-annual royalties that we owe to MGH on sales by Bracco of MultiHance; a milestone payment of $2.5 million owed to Tyco/Mallinckrodt, which is dependent on the FDA’s approval of Vasovist; a share of profits due Tyco/Mallinckrodt on sales of Vasovist worldwide; a royalty to Daiichi on sales of Vasovist in Japan and a royalty due MGH on our share of the profits of Vasovist worldwide. In addition, as a result of Schering AG deciding not to exercise its option for the development of EP-2104R, we may be required to incur significant additional expenses to continue the development of EP-2104R, even if we successfully enter into a new collaboration arrangement for EP-2104R. With the expiration in 2006 of certain patents related to the license with MGH, we expect to reduce our royalty payments to MGH beginning in the second half of 2006. As of December 31, 2005, all remaining unearned prepaid royalties that would be due to Bracco upon termination of our license agreement have been offset against earned royalties.
     We expect that our cash, cash equivalents and marketable securities on hand as of June 30, 2006 will be sufficient to fund our operations for at least the next several years. However, we premise this expectation on our current operating plan, which may change as a result of many factors, including our acquisition of Predix. Taking into consideration our acquisition of Predix and incorporating its research and development programs into our operations, we estimate that cash, cash equivalents and marketable securities on hand as of June 30, 2006, together with expected revenue from the sale of Vasovist and reimbursement of clinical trial costs by Schering AG, and the cash, cash equivalents and marketable securities acquired from Predix, will fund the combined company’s operations through 2007. If, however, we consider other opportunities, change our planned activities or are required to pay all or a substantial portion of the milestone payment under the merger agreement in cash, we may require additional funding before currently expected. On July 31, 2006, Predix entered into an exclusive worldwide license agreement with Amgen Inc. to develop and commercialize products based on Predix’s preclinical compounds which target the GPCR sphingosine-1-phosphate receptor-1, or S1P1, and compounds and products that may be identified by or acquired by Amgen and that are active against the S1P1 receptor. Our board of directors has determined that Predix’s entry into the agreement with Amgen resulted in the achievement of a milestone pursuant to the terms of the merger agreement by and between us and Predix and described in the Joint Proxy Statement/Prospectus. Accordingly, in addition to the initial merger consideration, Predix stockholders, option holders and warrant holders will be entitled to the milestone payment under the merger agreement in the aggregate amount of $35.0 million. If holders of our convertible senior notes require redemption of the notes, we may be required to repay $100.0 million upon any redemption. Our future liquidity and capital requirements will depend on numerous factors, including the following: the progress and scope of clinical and pre-clinical trials; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both U.S. and foreign governmental approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the extent to which our products, if any, gain market acceptance; the timing and costs of product introductions; the extent of our ongoing and new research and development programs; the costs of training physicians to become proficient with the use of our potential products; and, if necessary, once regulatory approvals are received, the costs of developing marketing and distribution capabilities. If we complete the merger, Predix does not have significant revenues and has significant product development expenses which will accelerate our use of funds and our need for additional funding.
     Because of anticipated spending for the continued development of Vasovist and EP-2104R and to support selective research programs, we do not expect positive cash flow from operating activities for any future quarterly or annual period prior to commercialization of Vasovist in the United States.
     The following table, which has been adjusted to reflect changes since the filing of our Contractual Obligations table as set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, represents payments due under contractual obligations and commercial commitments as of June 30, 2006:

		Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-term debt obligations, including interest payments	$114,875,000	$3,000,000	$6,000,000	$105,875,000	$—
Operating lease obligations	1,708,303	1,144,679	562,972	652	—
Purchase obligations	3,049,928	3,013,178	30,750	6,000	—

Total	$119,633,230	$7,157,856	$6,593,722	$105,881,652	$—

     We have incurred tax losses to date and therefore have not paid significant federal or state income taxes since inception. As of December 31, 2005, we had federal net operating loss carryforwards of approximately $180.5 million available to offset future taxable income. These amounts expire at various times through 2025. As a result of ownership changes resulting from sales of equity securities, our ability to use the net operating loss carryforwards is subject to limitations as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, or the Code, as amended. We currently estimate that the annual limitation on our use of net operating losses generated through May 31, 1996 to be approximately $900,000. Pursuant to Sections 382 and 383 of the Code, the change in ownership resulting from public equity offerings in 1997 and any other future ownership changes may further limit utilization of losses and credits in any one year. We also are eligible for research and development tax credits that can be carried forward to offset federal taxable income. The annual limitation and the timing of attaining profitability may result in the expiration of net operating loss and tax credit carryforwards before utilization.

Certain Factors That May Affect Future Results of Operations
     This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the uncertainties and costs associated with pre-clinical studies and clinical trials; our lack of product revenues; the need to devote resources to the development of Predix products following the completion of the merger; our history of operating losses and accumulated deficit; our lack of commercial manufacturing experience and commercial sales, distribution and marketing capabilities; reliance on suppliers of key materials necessary for production of our products and technologies; the potential development by competitors of competing products and technologies; our dependence on existing and potential collaborative partners, and the lack of assurance that we will receive any funding under such relationships to develop and maintain strategic alliances; the lack of assurance regarding patent and other protection for our proprietary technology; governmental regulation of our activities, facilities, products and personnel; the dependence on key personnel; uncertainties as to the extent of reimbursement for the costs of our potential products and related treatments by government and private health insurers and other organizations; the potential adverse impact of government-directed health care reform; the risk of product liability claims; and economic conditions, both generally and those specifically related to the biotechnology industry. As a result, our future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005, and to those discussed under Part II – Item 1A – Risk Factors, of this Quarterly Report on Form 10-Q.
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
     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would result in a decrease in the fair market value of our total portfolio of approximately $89,000, and an increase of approximately $89,000, respectively, at June 30, 2006.
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
RISKS RELATING TO THE PROPOSED MERGER WITH PREDIX
If we are not successful in integrating our organizations, we may not be able to operate efficiently after the merger.
     Achieving the benefits of the merger with Predix will depend in part on the successful integration of our operations and personnel in a timely and efficient manner. The integration process requires coordination of different development, regulatory, manufacturing and commercial teams, and involves the integration of systems, applications, policies, procedures, business processes and operations. This may be difficult and unpredictable because of possible cultural conflicts and different opinions on scientific and regulatory matters. The combination of our and Predix’s organizations may result in greater competition for resources and the elimination of research and development programs that might otherwise be successfully completed. If we cannot successfully integrate our operations and personnel, we may not realize the expected benefits of the merger.
Integrating our companies may divert management’s attention away from our operations.
     Successful integration of our operations, product candidates and personnel may place a significant burden on our management and our internal resources. The integration will require efforts from each company, including the coordination of their general and administrative functions. For example, integration of administrative functions includes coordinating employee benefits, payroll, financial reporting, purchasing and disclosure functions. Delays in successfully integrating and managing employee benefits could lead to dissatisfaction and employee turnover. Problems in integrating purchasing and financial reporting could result in control issues, including unplanned costs. In addition, the combination of our and Predix’s organizations may result in greater competition for resources and elimination of research and development programs that might otherwise be successfully completed, especially in light of the difference in our current imaging focus and Predix’s current therapeutic focus. The diversion of management’s attention and any difficulties encountered in the transition and integration process could result in delays in the companies’ clinical trial programs and could otherwise harm our business, financial condition and operating results.
We expect to incur significant costs in connection with the merger and in integrating the companies into a single business.
     We estimate that we and Predix will incur aggregate direct transaction costs of approximately $5.8 million associated with the merger. In addition, we expect to incur significant costs integrating our operations, product candidates and personnel, which cannot be estimated accurately at this time. These costs may include costs for:
•	severance;

•	conversion of information systems;

•	combining development, regulatory, manufacturing and commercial teams and processes;

•	reorganization of facilities; and

•	relocation or disposition of excess equipment.

     If the total costs of the merger exceed our estimates, or benefits of the merger do not exceed the total costs of the merger, the financial results of the combined company could be adversely affected.
We may be unable to repay, repurchase or redeem our 3.0% Convertible Senior Notes due 2024 if, and when, required.
     The entire $100.0 million outstanding principal amount of our 3.0% Convertible Senior Notes will become due and payable at maturity in 2024. In addition, noteholders may require us to repurchase these notes at par, plus accrued and unpaid interest, on June 15, 2011, 2014 and 2019 and upon certain other designated events under the notes, which include a change of control of us or termination of trading of our common stock on The NASDAQ Global Market. The definition of change in control set forth in the indenture governing the notes does not include certain mergers and similar transactions that are not deemed a change in control. While we believe that the merger does not constitute a change of control of us under the indenture, we cannot assure you that we will not become obligated to repurchase these notes, in whole or in part, as a result of this merger. Based on the current trading price of our common stock, we anticipate that in such event most, if not all, of the noteholders would tender their notes for repurchase. We may not have enough funds or be able to arrange for additional financing to repurchase the notes tendered by the holders upon a designated event or otherwise. Any failure to repurchase tendered notes would constitute an event of default under the indenture, which might also constitute a default under the terms of our other debt. If we are required to repurchase or redeem these notes prior to their maturity, whether as a result of this merger or otherwise, the financial position of the combined company would be materially adversely affected and the anticipated benefits of the merger would be significantly diminished.
Our failure to comply with the initial listing standards of The NASDAQ Global Market will subject our stock to delisting from The NASDAQ Global Market, which listing is a condition to the consummation of the merger.
     Our common stock is currently listed for trading on The NASDAQ Global Market. Immediately prior to the consummation of the merger, we will be required to meet the initial listing requirements to maintain the listing and continued trading of our shares on The NASDAQ Global Market. These initial listing requirements are more difficult to achieve than the continued listing requirements under which we are now trading. Based on information currently available to us, we anticipate that we will be unable to meet the $5.00 minimum bid price initial listing requirement at the closing of the merger unless we effect a reverse stock split as discussed in our Proposal No. 3 contained in our Joint Proxy Statement/Prospectus relating to the merger. If we are unable to satisfy these requirements, NASDAQ will notify us that our stock will be subject to delisting from The NASDAQ Global Market. It is a condition to Predix’s obligation to consummate the merger that we maintain the listing of our common stock on The NASDAQ Global Market. In addition, oftentimes a reverse stock split will not result in a trading price for the affected common stock that is proportional to the ratio of the split. We believe that a reverse stock split is in the best interest of the combined company and its stockholders. However, we cannot assure you that the implementation of the reverse stock split will have a positive impact on the price of our common stock.
If we fail to retain key employees, the benefits of the merger could be diminished.
     The successful combination of EPIX and Predix will depend in part on the retention of key personnel, including Michael G. Kauffman, M.D., Ph.D., Andrew C.G. Uprichard, M.D. and Kimberlee C. Drapkin, the expected Chief Executive Officer, President and Chief Financial Officer of the combined company, respectively. There can be no assurance that we will be able to retain our key management and scientific personnel. Although Dr. Kauffman and Ms. Drapkin are subject to employment agreements with Predix, the employment agreements may be terminated by either party for any reason and there is no guarantee that Dr. Kauffman, Dr. Uprichard or Ms. Drapkin will remain with the combined company. If we fail to retain such key employees, particularly those identified in the Joint Proxy Statement/Prospectus relating to the merger as the expected management of the combined company, we may not realize the anticipated benefits of the merger. The business of each of EPIX and Predix is also subject to risks associated with the retention of key employees which are discussed in greater detail below.
If one or more of the product candidates in the combined company cannot be shown to be safe and effective in clinical trials, is not approvable or not commercially successful, then the benefits of the merger may not be realized.
     The combined company will have five product candidates in the clinic and several additional product candidates planned to enter clinical testing in the next several years. All of these product candidates must be rigorously tested in clinical trials, and shown to be safe and effective before the FDA or its foreign counterparts, will consider them for approval. Failure to demonstrate that one or more of the product candidates is safe and effective, or significant delays in demonstrating safety and efficacy, could diminish the benefits of the merger. All of these product candidates must be approved by a government authority such as the FDA before they can be commercialized. Failure of one or more of the product candidates to obtain such approval, or significant delays in obtaining such approval, could diminish the benefits of the merger. Even if approved for sale, these product candidates must be successfully commercialized. Failure to commercialize successfully one or more of these product candidates could diminish the benefits of the merger.

Because Predix stockholders will receive a fixed number of shares of our common stock in the merger, rather than a fixed value, if the market price of our common stock declines, Predix stockholders will receive consideration in the merger of lesser value and if the market price of our common stock increases, we will pay consideration in the merger of greater value.
     The aggregate number of shares of our common stock to be issued to Predix stockholders is fixed. Accordingly, the aggregate number of shares that Predix stockholders will receive in the merger will not change, even if the market price of our common stock changes. In recent years, the stock market in general, and the securities of biotechnology companies in particular, including our securities, have experienced extreme price and volume fluctuations. These market fluctuations may adversely affect the market price of our common stock. The market price of our common stock upon and after the consummation of the merger could be lower than the market price on the date of the merger agreement or the current market price, which would decrease the value of the consideration to be received by Predix stockholders in the merger. Predix stockholders should obtain recent market quotations of our common stock before they vote on the merger.
     In addition, the market price of our common stock upon and after the consummation of the merger could be higher than the market price on the date of the merger agreement or the current market price. As a result of the fixed number of shares of our common stock issuable in the merger, increases in the market price of our common stock would increase the value of the consideration payable by us in the merger. Our stockholders should obtain recent market quotations of our common stock before they vote on the matters set forth in the Joint Proxy Statement/Prospectus.
The merger may fail to qualify as a reorganization for U.S. federal income tax purposes, resulting in recognition of taxable gain or loss by Predix stockholders in respect of their Predix stock.
     We and Predix intend for the merger to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. Although the Internal Revenue Service, or IRS, will not provide a ruling on the matter, both we and Predix will, as a condition to closing, obtain a legal opinion from our respective tax counsel that the merger will constitute a reorganization for U.S. federal income tax purposes. These opinions do not bind the IRS, nor do they prevent the IRS from adopting a contrary position. If the merger fails to qualify as a reorganization, each Predix stockholder generally will be treated as exchanging their Predix stock in a fully taxable transaction for our common stock and the milestone payment obligation. In addition, the merger would be treated as a sale of all of the assets of Predix to us, with a corporate level tax liability owed by us for the period in which the merger occurs. Such a tax liability may be significant and could have a material adverse effect on the financial position of the combined company.
Failure to complete the merger could adversely affect our stock price and our and Predix’s future business and operations.
     The merger is subject to the satisfaction of various closing conditions, including the approval by both our and Predix stockholders, and neither we nor Predix can guarantee that the merger will be successfully completed. In the event that the merger is not consummated, we and Predix will be subject to many risks, including the costs related to the merger, such as legal, accounting and advisory fees, which must be paid even if the merger is not completed, or the payment of a termination fee under certain circumstances. If the merger is not consummated, the market price of our common stock could decline.
Certain of our directors and management and certain directors and management of Predix may have interests that are different from, or in addition to our stockholders and the stockholders of Predix.
     The directors and management of us and Predix may have interests in the merger that are different from, or are in addition to, those of the respective our stockholders and Predix stockholders generally, including the following:
•	Upon the closing of the merger, Christopher F.O. Gabrieli, Michael Gilman, Ph.D., Mark Leuchtenberger and Gregory D. Phelps, each of whom is a current member of our board of directors, is expected to be a member of the combined company’s board of directors.

•	It is anticipated that certain of our current officers and key employees, including Andrew C.G. Uprichard, M.D., Philip Graham, Ph.D., and Brenda Sousa, will be executive officers or key employees of the combined company.

•	Upon completion of the merger, Brenda Sousa, our Vice President of Human Resources, is entitled to a bonus of $47,500. In addition, Philip Chase, our Vice President and General Counsel, is entitled to a bonus of $72,000 upon completion of the merger.

•	Upon the closing of the merger, the executive officers of Predix, including Michael G. Kauffman, M.D., Ph.D., Silvia Noiman, Ph.D., Oren Becker, Ph.D., Chen Schor and Kimberlee C. Drapkin will become executive officers of the combined company.

•	We will maintain all rights to indemnification existing in favor of Predix directors and officers for their acts and omissions occurring prior to the completion of the merger and will maintain the directors’ and officers’ liability insurance to cover any such liabilities for six years following the completion of the merger.
     In addition, you should be aware that Frederick Frank, Michael G. Kauffman, M.D., Ph.D., Patrick J. Fortune, Ph.D. and Ian F. Smith, CPA, ACA will have a relationship with both us and Predix due to their positions as current directors of Predix and future members of our board of directors. Moreover, Mr. Frank, the Chairman of the Predix board of directors, is also the Vice Chairman and a director of Lehman Brothers Inc., Predix’s financial advisor in connection with the merger. Lehman Brothers is entitled to a fee of $2.0 million from Predix, all of which is contingent upon consummation of the merger, as well as reimbursement of up to $50,000 of its expenses. Please see the sections of the Joint Proxy Statement/Prospectus entitled “The Merger — Interests of Predix’s Directors and Management in the Merger” and “Current Management of Predix and Related Information — Certain Transactions with Management and Affiliates.”
     In addition, options, with exercise prices ranging from $0.81 to $2.99, held by each of Michael G. Kauffman, M.D., Ph.D., Silvia Noiman, Ph.D., Oren Becker, Ph.D., Chen Schor and Kimberlee C. Drapkin to purchase 594,679, 308,096, 261,376, 251,213, and 144,996 shares, respectively, will become immediately exercisable in full if, within 12 months after the merger, the officer is terminated without cause or terminates his or her employment due to a material change in duties, authority or responsibilities.
     These interests may influence these directors in making their recommendation that you vote in favor of the approval and adoption of the merger agreement, the approval of the merger and/or the approval of the amendment to our restated certificate of incorporation. You should be aware of these interests when you consider the respective Predix and EPIX boards of directors’ recommendations that you vote in favor of the approval and adoption of the merger agreement, the approval of the merger and/or the approval of the amendment to our restated certificate of incorporation.
Our stockholders will have a reduced ownership and voting interest after the merger and will exercise less influence over management of the combined company following the merger.
     After the merger, the stockholders of each of EPIX and Predix will own a significantly smaller percentage of the combined company than their respective ownership of Predix and us. At the effective time of the merger, our stockholders will collectively own approximately 53% of the outstanding shares of the combined company and Predix stockholders will collectively own approximately 47% of the outstanding shares of the combined company, based on the number of shares of our common stock and Predix common stock and preferred stock outstanding as of the date of the merger agreement. Consequently, our stockholders and Predix stockholders will be able to exercise less influence over the management and policies of the combined company than they currently exercise over the management and policies of their respective companies.
Future sales of common stock by our existing stockholders and existing stockholders of Predix may cause the stock price of the combined company to fall.
     The market price of our common stock could decline as a result of sales by our existing stockholders and former Predix stockholders in the market after the completion of the merger, or the perception that these sales could occur. These sales might also make it more difficult for the combined company to sell equity securities at an appropriate time and price.
RISKS RELATING TO EPIX
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

     Although the European Medicines Agency, or the EMEA, granted approval of Vasovist for all 25 member states of the E.U. in October 2005, Vasovist has not been approved in the United States. In December 2003, we submitted a new drug application, or NDA, for Vasovist to the FDA, and in June 2004, our development partner Schering AG submitted a Marketing Authorization Application, to the EMEA. In January 2005, we received an approvable letter from the FDA for Vasovist in which the FDA requested additional clinical trials prior to approval. In May 2005, we submitted a response to the FDA approvable letter, which was accepted by the FDA as a complete response in June 2005. In November 2005, the FDA provided us with a second approvable letter. Although no safety or manufacturing issues were raised in the second approvable letter, the second approvable letter indicated that at least one additional clinical trial and a re-read of images obtained in certain previously completed Phase III trials will be necessary before the FDA could approve Vasovist. We believe that these trials would require a substantial period of time to complete. We have had two meetings with the FDA since receiving the second approvable letter to discuss the path forward for Vasovist in the United States. After considering the parameters of the additional clinical trials requested by the FDA, we filed a formal appeal with the FDA asking the FDA to approve Vasovist and to utilize an advisory committee as part of the appeal process. The approval, timeliness of approval or labeling of Vasovist are subject to significant uncertainties related to a number of factors, including the outcome of the appeal, the process of reaching agreement with the FDA on the clinical data and on any clinical trial protocol required for regulatory approval of Vasovist, a re-read, or reanalysis, of images obtained from completed Phase III trials by a new group of radiologists, the timing and process of conducting any clinical trials that may be ultimately required if the appeal is denied, obtaining the desired outcomes of any required clinical trials and the FDA’s review process and conclusions regarding any additional Vasovist regulatory submissions. We cannot assure you that our appeal will be successful or that we will be able to reach agreement with the FDA on the design or clinical endpoints required for additional clinical trials or re-read of images from the completed Phase III trials that may be required if the appeal is denied. Further, we cannot assure you that any such agreed upon clinical trials will be feasible for us to conduct or whether such trials will be completed in a commercially reasonable timeframe, if at all. Any further clinical trials that are required could take several years to complete.
     If the FDA does not approve Vasovist, then we will not receive revenues based on sales of Vasovist in the United States. Even if ultimately approved, we do not expect revenues from the commercial sales of any of our product candidates, other than Vasovist, for at least several years.
     We completed a Phase IIa clinical trial of EP-2104R. Schering AG had an option to exclusively license EP-2104R, which it declined to exercise. As a result of Schering AG deciding not to exercise this option, we intend to pursue a collaboration for the continued development of EP-2104R with other potential partners. The future clinical development plan of EP-2104R, and the costs relating to that plan, are uncertain at this time, and the timing and number of future clinical trials depends upon many factors, including our ability to enter into a collaboration to continue the development of EP-2104R. If we are unable to find a new collaborative partner, we may bear the expenses of further clinical development ourselves, which expenses would be significant. Regardless, the FDA, the EMEA and other regulatory agencies to which we or our partners submit applications for marketing authorization may not agree that our product candidate is safe and effective and may not approve our product candidate, in which case our ability to receive any revenues, milestone payments or royalty payments related to EP-2104R will be significantly reduced.
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
We are currently focusing our development efforts on only two product candidates and one research program and will have limited prospects for successful operations if our two lead product candidates do not prove successful in clinical trials or if our only research program does not produce another product candidate suitable for clinical trials.
     As a result of the FDA’s second approvable letter regarding Vasovist, we eliminated approximately 50% of our workforce in January 2006. As part of this reorganization, we are focusing our resources primarily on the development of our lead product candidates, Vasovist and EP-2104R. Accordingly, we have decided to cease work on the majority of our research projects related to imaging. We continue to allocate resources to one high-priority research project. Our efforts may not lead to commercially successful products for a number of reasons, including the inability to be proven safe and effective in clinical trials, the lack of regulatory approvals or obtaining regulatory approvals that are narrower than we seek, inadequate financial resources to complete the development and commercialization of our product candidates or their lack of acceptance in the marketplace. Given our limited focus on two lead product candidates and only one research program, if Vasovist and EP-2104R do not prove successful in clinical trials or are not commercialized for any reason, we will have only one operational research program from which to seek additional product candidates. If we are not able to identify additional product candidates from this single research program, we may be required to suspend or discontinue our operations and you could lose your entire investment in us.
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
     Even if we complete a clinical trial of one of our potential products, the data collected from the clinical trial may not demonstrate that our product candidate is safe or effective to the extent required by the FDA, the EMEA, or other regulatory agencies to approve the potential product candidate, or at all. For example, in January and November 2005, the FDA informed us that the clinical efficacy data for Vasovist that we submitted in connection with our NDA was not adequate for approval.
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
We must receive government regulatory approval for our product candidates before they can be marketed and sold in the United States or in other countries and this approval process is uncertain, time-consuming and expensive.
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
     This regulatory approval process is lengthy and expensive. Although some of our employees have experience in obtaining regulatory approvals, we have only limited experience in filing or pursuing applications necessary to gain regulatory approvals. Pre-clinical testing of our product development candidates is subject to good laboratory practices, as prescribed by the FDA, and the manufacture of any products developed by us will be subject to current good manufacturing practices, as prescribed by the FDA, or cGMP. We may not obtain the necessary FDA approvals and subsequent approvals in a timely manner, if at all. We cannot be sure as to the length of the clinical trial period or the number of patients that will be required to be tested in the clinical trials in order to establish the safety and efficacy of Vasovist for regulatory approval in the United States or any of our future product candidates. For example, we have received two approvable letters from the FDA and have had two meetings with the FDA to discuss the path forward for Vasovist in the United States and we have filed a formal appeal of the FDA’s decision not to approve Vasovist without data from additional clinical trials. We cannot predict whether the appeal or additional trials would be completed timely or successfully. Our clinical trials may not be successful and we may not complete them in a timely manner. We could report serious side effects as the clinical trials proceed. Our results from early clinical trials may not predict results that we obtain in later clinical trials, even after promising results in earlier trials. The rate of completion of our clinical trials depends upon, among other things, the rate of patient enrollment and subsequent blinded reading of images and data analysis.
     Furthermore, we, or the FDA or other regulatory authorities may suspend or terminate clinical trials at any time, including terminating clinical trials for safety reasons. In addition, the FDA may suggest or require alterations to clinical trials at any time. For example, in September 2001, after discussions with the FDA, we expanded our initial target indication for Vasovist from one specific body region, the aortoiliac region, to a broader indication that included the entire body’s vascular system, except for the heart. This expansion required us to add two new clinical trials to our then existing Phase III clinical trial program; one to determine the efficacy of Vasovist-enhanced magnetic resonance angiography for the detection of vascular disease in the renal arteries, and another to determine the efficacy of Vasovist-enhanced magnetic resonance angiography for the detection of vascular disease in the pedal arteries. Although providing us with greater market potential for the sale of Vasovist upon approval, this change to the Phase III clinical trial program and the associated delay in the startup of new clinical centers resulted in an approximate 15-month delay in our NDA submission and an increase in costs associated with the program. If we do not successfully complete clinical trials for our product candidates, we will not be able to market these product candidates.
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
Gadolinium-based imaging agents, such as Vasovist and EP-2104R, may cause adverse side effects which could limit our ability to receive approval for these product candidates and our ability to effectively market these product candidates, if approved.
     Vasovist and EP-2104R, both MRI contrast drugs, contain gadolinium. In May 2006, the Danish Medicines Agency announced that it was investigating a possible link between the use of Omniscan, an imaging agent containing gadolinium, and the development of a very rare skin disease in 25 patients with severely impaired renal function who had been administered the imaging agent. Although the Danish Medicines Agency stated that a causal relationship between Omniscan and the skin changes had not been documented, they are conducting further investigations with respect to all MRI contrast media containing gadolinium. Although we have reviewed our safety databases for Vasovist and EP-2104R and have found no instances of this rare skin disease, our databases may be too small to show such an effect, if it exists. In the event gadolinium-based imaging agents such as Vasovist and EP-2104R are linked to this very rare skin disease or other unanticipated side effects, such safety concerns could have a material adverse effect on our ability to obtain marketing approval for Vasovist and/or EP-2104R or any such approval for use may be revoked. Any safety concerns could also materially harm our and our partners’ ability to successfully market Vasovist and/or EP-2104R.
If we fail to comply with the extensive regulatory requirements to which we and our product candidates are subject, our product candidates could be subject to restrictions or withdrawal from the market and we could be subject to penalties.
     We are subject to extensive U.S. and foreign governmental regulatory requirements and lengthy approval processes for our product candidates. The development and commercial use of our product candidates will be regulated by numerous federal, state, local and foreign governmental authorities in the United States, including the FDA and foreign regulatory agencies. The nature of our research and development and manufacturing processes requires the use of hazardous substances and testing on certain laboratory animals. Accordingly, we are subject to extensive federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes as well as the use of and care for laboratory animals. If we fail to comply or if an accident occurs, we may be exposed to legal risks and be required to pay significant penalties or be held liable for any damages that result. Such liability could exceed our financial resources. Furthermore, current laws could change and new laws could be passed that may force us to change our policies and procedures, an event which could impose significant costs on us.
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
     In addition, the testing, manufacturing, labeling, advertising, promotion, export and marketing, among other things, of our product candidates, both before and after approval, are subject to extensive regulation by governmental authorities in the United States, Europe and elsewhere throughout the world. Failure to comply with the laws administered by the FDA, the EMEA, or other governmental authorities could result in any of the following:
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
     Under the terms of a license agreement that we have with MGH, we are the exclusive licensee to certain technology, which relates to royalties we receive and to Vasovist. The license agreement imposes various commercialization, sublicensing, royalty and other obligations on us. The license agreement expires on a country-by-country basis when the patents covered by the license agreement expire. For example, the patents covered by this license agreement are currently expected to expire in November 2006, although the life of these patents may be extended. One of these patents has been extended through Supplementary Protection Certificates for Primovist through May 2011 in certain European countries. The license agreement does not contain a renewal provision. If we fail to comply with these and other requirements, our license could convert from exclusive to nonexclusive, or terminate entirely. It is unlikely that we would be able to obtain this technology elsewhere. Any such event would mean that we would not receive royalties from Bracco for MultiHance or Schering AG for Primovist, and that we or Schering AG could not sell Vasovist, either of which would have a material adverse effect on our business, financial condition and results of operations. Currently, we believe that we are in compliance with the terms of the license agreement and we do not have any reason to believe that this license may be terminated.
We depend on patents and other proprietary rights, and if they fail to protect our business, we may not be able to compete effectively.
     The protection of our proprietary technologies is material to our business prospects. We pursue patents for our product candidates in the United States and in other countries where we believe that significant market opportunities exist. We own or have an exclusive license to patents and patent applications on aspects of our core technology as well as many specific applications of this technology. These patents relate to MRI signal generation technology, Vasovist, EP-2104R and our other research projects and include method of use patents. Some of our patents related to Vasovist will expire in 2006. Other patents related to Vasovist will not expire until 2015. Protection for Vasovist manufacturing processes in the United States will not expire until 2017. Patents related to certain methods of using Vasovist will not expire until 2021. A patent related to EP-2104R will not expire until 2022. If all of our pending patent applications issue with claims substantially similar to those currently set forth in such applications, further patent protection for EP-2104R may not expire until 2022. Even though we hold numerous patents and have made numerous patent applications, because the patent positions of pharmaceutical and biopharmaceutical firms, including our patent positions, generally include complex legal and factual questions, our patent positions remain uncertain. For example, because most patent applications are maintained in secrecy for a period after filing, we cannot be certain that the named applicants or inventors of the subject matter covered by our patent applications or patents, whether directly owned or licensed to us, were the first to invent or the first to file patent applications for such inventions. Third parties may oppose, challenge, infringe upon, circumvent or seek to invalidate existing or future patents owned by or licensed to us. A court or other agency with jurisdiction may find our patents invalid, not infringed or unenforceable and we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future. Even if we have valid patents, these patents still may not provide sufficient protection against competing products or processes. If we are unable to successfully protect our proprietary methods and technologies, or if our patent applications do not result in issued patents, we may not be able to prevent other companies from practicing our technology and, as a result, our competitive position may be harmed.
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
     Our commercial success will depend, to a significant degree, on our ability to operate without infringing upon the patents of others in the United States and abroad. There may be pending or issued patents held by parties not affiliated with us relating to technologies we use in the development or use of certain of our contrast agents. If any judicial or administrative proceeding upholds these or any third-party patents as valid and enforceable, we could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the owners of each such patent, or to redesign our product candidates or processes to avoid infringement. For example, in November 2003, we entered into an intellectual property agreement with Dr. Martin R. Prince, an early innovator in the field of magnetic resonance angiography, relating to “dynamic” magnetic resonance angiography, which involves capturing magnetic resonance angiography images during the limited time, typically 30 to 60 seconds, available for imaging with extracellular agents. Under the terms of the intellectual property agreement, Dr. Prince granted us certain discharges, licenses and releases in connection with the historic and future use of Vasovist by us and agreed not to sue us for intellectual property infringement related to the use of Vasovist. In consideration of Dr. Prince entering into the agreement, we agreed to pay him an upfront fee of $850,000 and royalties on sales of Vasovist consistent with a non-exclusive early stage academic license and agreed to deliver to him 132,000 shares of our common stock, with a value of approximately $2.3 million based on the closing price of our common stock on the date of the agreement. In addition, we agreed to supply Dr. Prince with approximately $140,000 worth of Vasovist. If we are unable to obtain a required license on acceptable terms, or are unable to design around these or any third-party patents, we may be unable to sell our products, which would have a material adverse effect on our business.
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
     Our future business and operating results depend in significant part upon our ability to attract and retain qualified directors, senior management and key technical personnel. In September 2005, our board of directors appointed Michael J. Astrue as Interim Chief Executive Officer. Mr. Astrue replaced Michael Webb, who resigned his position as our Chief Executive Officer and from our board of directors in September 2005. Mr. Astrue resigned as Interim Chief Executive Officer on May 5, 2006. In addition, our Chief Financial Officer resigned in July 2005. Andrew C.G. Uprichard, M.D., our President and Chief Operating Officer, is currently acting as our principal executive officer and we currently have no Chief Financial Officer. Mr. Robert Pelletier, our Executive Director of Finance, is currently serving as our principal financial and accounting officer. Mr. Pelletier has resigned as our Executive Director of Finance effective August 10, 2006. Christopher F.O. Gabrieli, the Chairman of our board of directors, is a candidate for the Governor of the Commonwealth of Massachusetts, the general election for which is scheduled in November 2006. If elected, Mr. Gabrieli will step down from our board of directors. Our inability to attract and retain qualified individuals to these positions and others, the loss of any of our key management and other personnel, or their failure to perform their current positions could have a material adverse effect on our business, financial condition and results of operations, and our ability to achieve our business objectives or to operate or compete in our industry may be seriously impaired. Competition for personnel is intense and we may not be successful in attracting or retaining such personnel. If we were to lose these employees to our competition, we could spend a significant amount of time and resources to replace them, which would impair our research and development or commercialization efforts. If the merger is not consummated, we must compete with companies that have greater resources and/or superior product candidates or products to rebuild our senior management team and attract other personnel.

Business Risks
We currently depend on our strategic collaborators for support in product development and the regulatory approval process and, in the future, will depend on them for product marketing support as well. These efforts could be materially harmed if we experience problems with our collaborators.
     We depend on strategic collaborators for support in product development and the regulatory approval process as well as a variety of other activities including manufacturing, marketing and distribution of our product candidates in the United States and abroad, when, and if, the FDA and corresponding foreign agencies approve our product candidates for marketing. To date, we have entered into strategic alliances and collaborations with Schering AG, Tyco/Mallinckrodt, GE Healthcare, Philips Medical Systems and Siemens Medical Systems. Three of our key agreements include two collaboration agreements with Schering AG to perform joint research and to develop and commercialize Vasovist and other MRI vascular agents worldwide, and an agreement with Tyco/Mallinckrodt granting Tyco/Mallinckrodt rights to enter into an agreement with Schering AG to manufacture Vasovist for clinical development and commercial use. We may not receive milestone payments from these alliances should Vasovist fail to meet certain performance targets in development and commercialization. On July 12, 2006, Schering AG notified us that it decided not to exercise its option to exclusively license EP-2104R. As a result, we intend to pursue a collaboration for the continued development of EP-2104R with new potential partners. Further, our receipt of revenues from strategic alliances is affected by the level of efforts of our collaborators. Our collaborators may not devote the resources necessary to complete development and commence marketing of Vasovist, EP-2104R or other product candidates in their respective territories, or they may not successfully market Vasovist, EP-2104R or other product candidates. In addition, Schering AG and Tyco/Mallinckrodt currently manufacture imaging agents for other technologies that will compete against Vasovist, and Schering AG will be responsible for setting the price of the product candidate worldwide. Accordingly, Schering AG may not set prices in a manner that maximizes revenues for us. Our failure to receive future milestone payments, or a reduction or discontinuance of efforts by our partners would have a material adverse effect on our business, financial condition and results of operations.
     Furthermore, our collaboration agreement with Schering AG may be terminated early under certain circumstances, including if there is a material breach of the agreement by either party. In October 2005, we announced that we had entered into an amendment to our research collaboration agreement with Schering AG. This amendment narrowed the definition of the field of collaboration to exclude from the research collaboration certain specific types of imaging technology, including certain nanotechnology-based imaging agents. This research collaboration concluded in May 2006. We are in discussions, and expect to continue discussions, with Schering AG regarding the disposition of the research products under this research collaboration. While the research agreement is separate from our agreement with Schering AG relating to Vasovist, we cannot predict how the disposition or winding down of the individual research programs will occur, or whether we will be able to take forward any of these research programs ourselves or find alternative partners for these programs.
     In addition, we intend to seek additional collaborations with third parties, particularly for the continued development of EP-2104R, who may negotiate provisions that allow them to terminate their agreements with us prior to the expiration of the negotiated term under certain circumstances. We are substantially dependent upon Schering AG to commercialize Vasovist, our lead product candidate, in the United States and Europe. If Schering AG or any other third-party collaborator were to terminate its agreements with us, if we are unable to negotiate an acceptable agreement with Schering AG relating to a new research agreement or if Schering AG or any other third-party collaborator otherwise fail to perform its obligations under our collaboration or to complete them in a timely manner, we could lose significant revenue. If we are unable to enter into future strategic alliances with capable partners on commercially reasonable terms, it may delay the development and commercialization of future product candidates and could possibly postpone them indefinitely.
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
     In addition, we rely on certain of our collaborators, such as GE Healthcare, Siemens Medical Systems and Philips Medical Systems, to develop software that can be used to enhance or suppress veins or arteries from Vasovist-enhanced magnetic resonance angiography images. Although not required for clinical use of Vasovist, the ability to separate veins from arteries using Vasovist-enhanced magnetic resonance angiography may be useful to clinicians in reading Vasovist-enhanced images for the evaluation of vascular disease. Therefore, if our collaborators do not develop or implement the required software successfully, some clinicians may not be able to easily interpret the information provided from Vasovist-enhanced images and may not be inclined to use the product candidate. Our inability to market Vasovist successfully to clinicians would have a material adverse effect on our business.

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
     During the period from January 1, 2006 through June 30, 2006, the closing price of our common stock ranged from $5.02 to $2.77. The last reported closing price for our common stock on June 30, 2006 was $4.35. Significant declines in the price of our common stock could impede our ability to obtain additional capital, attract and retain qualified employees and reduce the liquidity of our common stock.
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
     We currently have one product for sale in Europe and we cannot guarantee that we will ever have additional marketable product candidates. Vasovist was approved for commercial sale in Europe in October 2005 and is currently being marketed in Europe by our partner, Schering AG. If Schering AG fails to launch Vasovist in all European countries or fails to achieve significant sales, our revenues could be materially harmed and we may receive even less royalty income than we currently expect to receive. We expect to receive a typical pharmaceutical royalty based on the sale of Vasovist by Schering AG in Europe. Even if Schering AG continues its launch of Vasovist and it is able to successfully market and sell Vasovist throughout Europe, we do not expect any significant royalties for 2006 sales.
We have never generated positive cash flow, and if we fail to generate revenue, it will have a material adverse effect on our business.
     To date, we have received revenues from payments made under licensing, royalty arrangements and product development and marketing agreements with strategic collaborators. In particular, our revenue for the six months ended June 30, 2006 was $3.1 million and consisted of $1.8 million of product development revenue from Schering AG, $920,000 of royalty revenue related to the Bracco and Schering AG agreements, and $323,000 of license fee revenue related to the Schering AG, Tyco/Mallinckrodt strategic collaborations and Bracco agreements. In addition to these sources of revenue, we have financed our operations to date through public stock and debt offerings, private sales of equity securities and equipment lease financings.
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
     Our future financial results are uncertain. We have experienced significant losses since we commenced operations in 1992. Our accumulated net losses as of June 30, 2006 were approximately $187.3 million. These losses have primarily resulted from expenses associated with our research and development activities, including pre-clinical studies and clinical trials, and general and administrative expenses. We anticipate that our research and development expenses will remain significant in the future and we expect to incur losses over at least the next several years as we continue our research and development efforts, pre-clinical testing and clinical trials and as we implement manufacturing, marketing and sales programs. In particular, we may be required to conduct additional clinical trials in order to achieve FDA approval of Vasovist, which trials would be expensive and which could contribute to our continuing to incur losses. As a result, we cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. Our expenses after the merger may increase significantly as a result of the addition of Predix’s research and development and commercialization efforts. In addition, Predix’s independent accountants raised substantial doubts about Predix’s ability to continue as a going concern and we will assume approximately $9.5 million in debt in connection with our acquisition of Predix. Therefore, the merger may also result in losses to be sustained over a longer period of time than we would experience on our own without the acquisition of Predix and require us to raise additional funds sooner than if we did not acquire Predix. If we fail to achieve profitability within the timeframe expected by investors or if the acquisition of Predix and its research and development programs negatively impacts our results of operations, the market price of our common stock may decline and consequently our business may not be sustainable.
If the market does not accept our technology and product candidates, we may not generate sufficient revenues to achieve or maintain profitability.
     The commercial success of Vasovist and our other product candidates, even if approved for marketing by the FDA and corresponding foreign agencies, depends on their acceptance by the medical community and third-party payors as clinically useful, cost-effective and safe. While contrast agents are currently used in an estimated 25% to 35% of all MRI exams, there are no MRI agents approved by the FDA for vascular imaging. Furthermore, clinical use of magnetic resonance angiography has been limited and use of magnetic resonance angiography for some vascular disease imaging has occurred mainly in research and academic centers. Market acceptance, and thus sales of our products, will depend on several factors, including:
•	safety;

•	cost-effectiveness relative to alternative vascular imaging methods;

•	availability of third-party reimbursement;

•	ease of administration;

•	clinical efficacy; and

•	availability of competitive products.
     Market acceptance will also depend on our ability and that of our strategic partners to educate the medical community and third-party payors about the benefits of diagnostic imaging with Vasovist-enhanced magnetic resonance angiography compared to imaging with other technologies. Vasovist represents a new approach to imaging the non-coronary vascular system, and market acceptance both of magnetic resonance angiography as an appropriate imaging technique for the non-coronary vascular system, and of Vasovist, is critical to our success. If Vasovist or any of our other product candidates, when and if commercialized, do not achieve market acceptance, we may not generate sufficient revenues to achieve or maintain profitability.
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
     Based on our current plans, expense rates, targeted timelines and our view regarding acceptance of Vasovist in the marketplace, we estimate that cash, cash equivalents and marketable securities on hand as of June 30, 2006 will be sufficient to fund our operations for at least the next several years. However, we premise this expectation on our current operating plan, which may change as a result of many factors, including the acquisition of Predix. Taking into consideration the acquisition of Predix and incorporating its research and development programs into our operations, we estimate that cash, cash equivalents and marketable securities on hand as of June 30, 2006, together with expected revenue from the sale of Vasovist and reimbursement of clinical trial costs by Schering AG, and the cash, cash equivalents and marketable securities acquired from Predix, will fund the combined company’s operations through 2007. If, however, we consider other opportunities, change our planned activities or are required to pay all or a substantial portion of the milestone payment in cash under the merger agreement, we may require additional funding before currently expected. On July 31, 2006, Predix entered into an exclusive worldwide license agreement with Amgen Inc. to develop and commercialize products based on Predix’s preclinical compounds which target the GPCR S1P1 and compounds and products that may be identified by or acquired by Amgen and that are active against the S1P1 receptor. Our board of directors has determined that Predix’s entry into the agreement with Amgen resulted in the achievement of a milestone pursuant to the terms of the merger agreement by and between us and Predix and described in the Joint Proxy Statement/Prospectus. Accordingly, in addition to the initial merger consideration, Predix stockholders, option holders and warrant holders will be entitled to the milestone payment under the merger agreement in the aggregate amount of $35.0 million.
Our competitors may have greater financial resources, superior products or product candidates, manufacturing capabilities and/or marketing expertise, and we may not be able to compete with them successfully.
     The healthcare industry is characterized by extensive research efforts and rapid technological change and there are several companies that are working to develop products similar to our product candidates. However, there are a number of general use MRI agents approved for marketing in the United States, and in certain foreign markets that, if used or developed for magnetic resonance angiography, are likely to compete with Vasovist. Such products include Magnevist and Gadovist by Schering AG, Dotarem by Guerbet, S.A., Omniscan by GE Healthcare, ProHance and MultiHance by Bracco and OptiMARK by Tyco/Mallinckrodt. We are aware of five agents under clinical development that have been or are being evaluated for use in magnetic resonance angiography: Schering AG’s Gadomer and SHU555C, Guerbet’s Vistarem, Bracco’s B-22956/1, Ferropharm’s Code VSOP-C184, and Advanced Magnetics’ Ferumoxytol. We cannot assure you that our competitors will not succeed in the future in developing products that are more effective than any that we are developing. We believe that our ability to compete in developing MRI contrast agents depends on a number of factors, including the success and timeliness with which we complete FDA trials, the breadth of applications, if any, for which our product candidates receive approval, and the effectiveness, cost, safety and ease of use of our product candidates in comparison to the products of our competitors. Public information on the status of clinical development and performance characteristics for these agents is limited. However, many of these competitors have substantially greater capital and other resources than we do and may represent significant competition for us. These companies may succeed in developing technologies and products that are more effective or less costly than any of those that we may develop. In addition, these companies may be more successful than we are in developing, manufacturing and marketing their products.
     Moreover, there are several well-established medical imaging methods that currently compete and will continue to compete with MRI, including digital subtraction angiography, which is an improved form of X-ray angiography, computed tomography angiography, nuclear medicine and ultrasound, and there are companies that are actively developing the capabilities of these competing methods to enhance their effectiveness in vascular system imaging.
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
     The clinical testing of our products and the manufacturing and marketing of any approved products may expose us to product liability claims and we may experience material product liability losses in the future. We currently have limited product liability insurance for the use of our approved products and product candidates in clinical research, which is capped at $10.0 million, but our coverage may not continue to be available on terms acceptable to us or adequate for liabilities we actually incur. We do not have product liability insurance coverage for the commercial sale of our product candidates, but intend to obtain such coverage when and if we commercialize our product candidates. However, we may not be able to obtain adequate additional product liability insurance coverage on acceptable terms, if at all. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may have a material adverse effect on our business and results of operations.
We significantly increased our leverage as a result of the sale of 3.0% Convertible Senior Notes due 2024.
     In connection with the sale of 3.0% Convertible Senior Notes due 2024, we have incurred indebtedness of $100.0 million. In addition, holders of our 3.0% Convertible Senior Notes due 2024 may require us to repurchase these notes at par, plus accrued and unpaid interest, on June 15, 2011, 2014 and 2019. The amount of our indebtedness could, among other things:
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
     Our restated certificate of incorporation authorizes our board of directors to issue, without stockholder approval, up to 1,000,000 shares of preferred stock with voting, conversion and other rights and preferences that could adversely affect the voting power or other rights of the holders of our common stock. The issuance of preferred stock or of rights to purchase preferred stock could be used to discourage an unsolicited acquisition proposal. In addition, the possible issuance of preferred stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of our common stock or limit the price that investors might be willing to pay for shares of our common stock. Our restated certificate of incorporation provides for staggered terms for the members of our board of directors. A staggered board of directors and certain provisions of our by-laws and of the state of Delaware law applicable to us could delay or make more difficult a merger, tender offer or proxy contest involving us. We are subject to Section 203 of the General Corporation Law of the State of Delaware, which, subject to certain exceptions, restricts certain transactions and business combinations between a corporation and a stockholder owning 15% or more of the corporation’s outstanding voting stock for a period of three years from the date the stockholder becomes an interested stockholder. These provisions may have the effect of delaying or preventing a change in control of us without action by the stockholders and, therefore, could adversely affect the price of our stock.
ITEM 6. EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of April 3, 2006, among the Company, EPIX Delaware, Inc. and Predix Pharmaceuticals Holdings, Inc. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 3, 2006 (File No. 000-21863) and incorporated herein by reference.

2.1.1	Amendment No. 1 to Agreement and Plan of Merger, dated July 10, 2006, among the Company, EPIX Delaware, Inc. and Predix Pharmaceuticals Holding, Inc. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 12, 2006 (File No. 000-21863) and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-30531) and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-21863) and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 000-21863) and incorporated herein by reference.

3.4	Form of Amended and Restated By-Laws of the Company. Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-30531) and incorporated herein by reference.

4.1	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-17581) and incorporated herein by reference.

4.2	Indenture, dated as of June 7, 2004, between the Company and U.S. Bank National Association as Trustee, relating to 3.0% Convertible Senior Notes due June 15, 2024. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 7, 2004 (File No. 000-21863) and incorporated herein by reference.

10.1	Voting Agreement, dated as of April 3, 2006, entered into between the Company and certain stockholders of Predix Pharmaceuticals Holdings, Inc. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2006 (File No. 000-21863) and incorporated herein by reference.

10.2	Consulting Agreement by and between the Company and Michael J. Astrue, dated May 5, 2006. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed May 5, 2006 (File No. 000-21863) and incorporated herein by reference.

10.3#	Amendment to Severance and Incentive Agreement by and between the Company and Andrew Uprichard, M.D., dated May 19, 2006. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 24, 2006 (File No. 000-21863) and incorporated herein by reference.

10.4#	Retention Agreement by and between the Company and Robert B. Pelletier, dated July 25, 2006. Filed as

Exhibit Number	Description
Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 26, 2006 (File No. 000-21863) and incorporated herein by reference.

10.5#	Consulting Agreement by and between the Company and Robert B. Pelletier, dated July 25, 2006. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed July 26, 2006 (File No. 000-21863) and incorporated herein by reference.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Andrew C.G. Uprichard.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert B. Pelletier.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Filed herewith.

#	Identifies a management contract or compensatory plan or agreement in which an executive officer or director of the Company participates.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIX Pharmaceuticals, Inc.
Date: August 4, 2006	By:	/s/ ANDREW C.G. UPRICHARD, M.D.
Andrew C.G. Uprichard, M.D.
President, Chief Operating Officer and Principal Executive Officer

EPIX Pharmaceuticals, Inc.
Date: August 4, 2006	By:	/s/ ROBERT B. PELLETIER
Robert B. Pelletier
Executive Director of Finance and Principal Accounting Officer