Form 10-Q
period 2006-09-30
EPIX Pharmaceuticals, Inc.
filed 2006-11-09
CIK 1027702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                               to
Commission File Number 0-21863
EPIX Pharmaceuticals, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	04-3030815
(State of incorporation)	(I.R.S. Employer Identification No.)

4 Maguire Road, Lexington, Massachusetts	02421
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (781) 761-7600
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value per share
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2006, 29,157,147 shares of the registrant’s Common Stock, $0.01 par value per share, were issued and outstanding.

EPIX Pharmaceuticals, Inc.
Quarterly Report on Form 10-Q
INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets – September 30, 2006 and December 31, 2005 (Unaudited)

Condensed Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Cash Flows – Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 6.	Exhibits.

Signatures

Exhibit Index
Ex-3.1 Restated Certificate of Incorporation
Ex-4.1 Specimen certificate for Shares of Common Stock
Ex-4.3 Warrant issued to RRD International, LLC
Ex-4.4 Warrant issued to General Electric Capital Corporation
Ex-4.5 Warrant issued to Oxford BioScience Management Partners II
Ex-10.1 Predix Pharmaceuticals Holdings, Inc. Amended and Restated 2003 Stock Incentive Plan
Ex-10.2 Physiome Sciences, Inc. 1997 Stock Option Plan
Ex-10.3 Amended and Restated License Agreement
Ex-10.4 Research Development and Commercialization Agreement
Ex-10.5 License Agreement by and between Predix Pharmaceuticals Holdings, Inc. and Amgen Inc.
Ex-10.6 Lease by and between Trustees of 4 Maguire Road Realty Trust and the Predix Pharmaceuticals Holdings, Inc.
Ex-10.7 Lease Agreement
Ex-10.8 Sublease Agreement
Ex-10.9 Unprotected Lease Agreement
Ex-10.10 Employment Agreement, Michael G. Kauffman, M.D., Ph.D.
Ex-10.11 Employment Agreement, Silvia Noiman, Ph.D.
Ex-10.12 Employment Agreement, Kimberlee C. Drapkin
Ex-10.13 Employment Agreement, Chen Schor
Ex-10.14 Employment Agreement, Oren Becker, Ph.D.
Ex-10.15 Employment Agreement, Stephen R. Donahue, M.D.
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO & CFO

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
EPIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,825,143	$72,502,906
Available-for-sale marketable securities	46,270,036	52,225,590
Accounts receivable	—	149,287
Prepaid expenses and other current assets	1,817,866	346,919

Total current assets	114,913,045	125,224,702
Property and equipment, net	2,951,882	2,517,859
Other assets	4,309,797	2,973,155
Goodwill	3,506,274	—

Total assets	$125,680,998	$130,715,716

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,389,737	$1,268,325
Milestone payable	20,000,000	—
Accrued expenses	8,236,974	4,310,003
Contract advances	4,506,710	6,112,549
Current portion of capital lease obligation	42,801	—
Other current liabilities	380,387	—
Deferred revenue	3,699,119	435,861

Total current liabilities	42,255,728	12,126,738
Deferred revenue	947,779	755,647
Milestone payable	15,000,000	—
Capital lease obligation	79,705	—
Other liabilities	1,845,108	—
Convertible debt	100,000,000	100,000,000

Total liabilities	160,128,320	112,882,385

Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred Stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value, 100,000,000 and 40,000,000 shares authorized at September 30, 2006 and Decebmer 31, 2005, respectively; 29,152,830 and 15,523,207 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	291,528	232,848
Additional paid-in-capital	285,668,130	197,311,313
Accumulated deficit	(320,418,569)	(179,644,632)
Accumulated other comprehensive income (loss)	11,589	(66,198)

Total stockholders’ equity (deficit)	(34,447,322)	17,833,331

Total liabilities and stockholders’ equity (deficit)	$125,680,998	$130,715,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Product development revenue	$569,378	$1,297,720	$2,383,436	$3,087,565
Royalty revenue	362,449	798,484	1,282,945	1,821,094
License fee revenue	413,802	165,894	736,996	497,686

Total revenues	1,345,629	2,262,098	4,403,377	5,406,345

Operating expenses:
Research and development	8,150,935	5,498,385	15,383,596	16,668,962
Acquisition of in-process research and development	123,500,000	—	123,500,000	—
General and administrative	2,908,520	2,617,410	6,948,760	7,931,650
Restructuring costs	282,133	—	633,238	—

Total operating expenses	134,841,588	8,115,795	146,465,594	24,600,612

Operating loss	(133,495,959)	(5,853,697)	(142,062,217)	(19,194,267)
Interest income	1,519,338	1,104,448	4,234,840	2,900,959
Interest expense	(1,082,380)	(910,508)	(2,827,375)	(2,718,088)

Loss before provision for income taxes	(133,059,001)	(5,659,757)	(140,654,752)	(19,011,396)
Provision for income taxes	31,551	—	119,185	—

Net loss	$(133,090,552)	$(5,659,757)	$(140,773,937)	$(19,011,396)

Weighted average shares:
Basic and diluted	22,193,441	15,515,383	17,771,051	15,501,657

Net loss per share, basic and diluted	$(6.00)	$(0.36)	$(7.92)	$(1.23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended Sepetember 30,
	2006	2005
Operating activities:
Net loss	$(140,773,937)	$(19,011,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and loss on disposal	965,496	828,803
Write-off of acquired in-process research and development	123,500,000	—
Stock compensation expense	2,327,093	3,419
Amortization of deferred financing costs	365,268	352,409
Changes in operating assets and liabilities, exclusive of amounts aquired from merger with Predix:
Accounts receivable	899,287	70,800
Prepaid expenses and other current assets	403,355	(109,236)
Other assets and liabilities	931,657	—
Accounts payable	2,511,772	212,576
Accrued expenses	(3,741,507)	1,341,736
Contract advances	(1,605,839)	460,606
Deferred revenue	(378,149)	(2,182,361)

Net cash used in operating activities	(14,595,504)	(18,032,644)

Investing activities:
Cash acquired from merger with Predix, net	12,792,435	—
Purchases of marketable securities	(71,492,308)	(71,385,618)
Sale or redemption of marketable securities	77,525,649	98,192,180
Restricted cash	(233,531)	—
Purchases of fixed assets	(187,260)	(1,180,160)

Net cash provided by investing activities	18,404,985	25,626,402

Financing activities:
Proceeds from loan payable from strategic partner	—	45,000,000
Repayment of loan payable to strategic partner	—	(45,000,000)
Principal payments of notes payable	(9,516,380)	—
Principal payments of capital leases	(12,241)	—
Proceeds from stock options	847	474,115
Proceeds from Employee Stock Purchase Plan	40,530	70,295

Net cash (used in) provided by financing activities	(9,487,244)	544,410

Net (decrease) increase in cash and cash equivalents	(5,677,763)	8,138,168
Cash and cash equivalents at beginning of period	72,502,906	73,364,538

Cash and cash equivalents at end of period	$66,825,143	$81,502,706

Supplemental cash flow information:
Cash paid for interest	$1,880,664	$1,620,014

Cash paid for taxes	$119,185	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPIX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Nature of Business
     On August 16, 2006, EPIX Pharmaceuticals, Inc. (“EPIX” or the “Company”) completed its acquisition of Predix Pharmaceuticals Holdings, Inc. (“ Predix “) pursuant to the terms of that certain Agreement and Plan of Merger, dated as of April 3, 2006, by and among EPIX, EPIX Delaware, Inc., a wholly-owned subsidiary of EPIX, and Predix, as amended (the “Merger Agreement “). The EPIX and Predix boards of directors approved the transaction on April 2, 2006 and the stockholders of EPIX and Predix approved the transaction on August 15, 2006. Pursuant to the Merger Agreement, Predix merged with and into EPIX Delaware, Inc. and became a wholly-owned subsidiary of EPIX (the “Merger”). The Merger with Predix was primarily a stock transaction valued at approximately $125 million, including the assumption of net debt at closing. The purchase price includes a milestone payment of $35 million in cash, stock or a combination of both based on Predix having achieved a certain strategic milestone. As part of the Merger, the Company also assumed all outstanding options and warrants to purchase capital stock of Predix. In addition, in connection with the Merger, the Company effected a 1-for-1.5 reverse stock split of its outstanding common stock.
     Following the merger, EPIX is a biopharmaceutical company focused on discovering, developing and commercializing novel pharmaceutical products through the use of proprietary technologies to better diagnose, treat and manage patients. EPIX has a blood-pool imaging agent (Vasovist™) approved in the European Union, Canada, Iceland, Norway, Switzerland and Australia, and five internally-discovered therapeutic and imaging drug candidates currently in clinical trials. Vasovist is currently being marketed in Europe. These drug candidates are targeting conditions such as depression, Alzheimer’s disease, cardiovascular disease and obesity. The focus of the Company’s therapeutic drug development efforts is on the two classes of drug targets known as G-protein coupled receptors (GPCRs) and ion channels. GPCRs and ion channels are classes of proteins embedded in the surface membrane of all cells and are responsible for mediating much of the biological signaling at the cellular level. EPIX also has collaborations with leading organizations, including Amgen Inc. (“Amgen”), Cystic Fibrosis Foundation Therapeutics (“CFFT”), and Schering AG (Germany).
2. Basis of Presentation
     The unaudited condensed consolidated financial statements of EPIX have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (the “SEC” or the “Commission”). Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of the interim period ended September 30, 2006 are not necessarily indicative of the results expected for the full fiscal year.
     The unaudited condensed consolidated financial statements and related disclosures have been prepared with the assumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. This information should also be read in conjunction with the financial statements and notes thereto of Predix contained in the registration statement on Form S-4 (No. 333-133513) filed by the Company with the Securities and Exchange Commission on April 25, 2006, as amended, and Form 8-K filed on August 17, 2006, as amended pursuant to Forms 8-K/A filed on August 18, 2006 and on October 27, 2006.
     Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation of the financial statements.

3. Significant Accounting Policies
     Principles of Consolidation
     The condensed consolidated financial statements include our financial statements and those of our wholly owned subsidiary. All material intercompany balances and transactions have been eliminated.
     Revenue Recognition
     The Company recognizes revenue relating to collaborations in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, (“SAB 104”). Revenue under collaborations may include the receipt of non-refundable license fees, milestone payments, research and development payments and royalties.
     The Company recognizes nonrefundable upfront license fees and guaranteed, time-based payments that require continuing involvement in the form of research and development as revenue:
•	ratably over the development period; or

•	based upon the level of research services performed during the period of the research contract .
     When the period of deferral cannot be specifically identified from the contract, management estimates the period based upon other critical factors contained within the contract. EPIX continually reviews such estimates which could result in a change in the deferral period and might impact the timing and amount of revenue recognized.
     Milestone payments are recognized as revenue when the performance obligations, as defined in the contract, are achieved. Performance obligations typically consist of significant milestones in the development life cycle of the related technology, such as initiation of clinical trials, filing for approval with regulatory agencies and approvals by regulatory agencies.
     Royalties are recognized as revenue when earned and are reasonably estimable, which is typically upon receipt of royalty reports from the licensee or cash.
     Reimbursements of research and development costs are recognized as revenue as the related costs are incurred.
     Product development revenue
     In June 2000, the Company entered into a strategic collaboration agreement with Schering AG, whereby each party to the agreement shares equally in Vasovist development costs and U.S. operating profits and the Company will receive royalties related to non-U.S. sales. The Company recognizes as revenue the cash consideration received from Schering AG for amounts expended by the Company in excess of the Company’s obligation under the agreement to expend 50% of the costs to develop Vasovist. This revenue is recognized in the same period in which the costs are incurred. With respect to payments due to Schering AG, if any, in connection with the Vasovist development program, the Company would recognize such amounts as a reduction in revenue at the time Schering AG performs the research and development activities for which the Company is obligated to pay Schering AG.
     On a monthly basis, the Company calculates the revenue or reduction in revenue, as the case may be, with respect to the collaboration with Schering AG for Vasovist as follows:
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
     The result of this calculation is that the Company records revenue only for amounts it is owed by Schering AG in excess of 50% of development expenses of the project in the particular period. The Company would record a reduction in revenue for any amounts owed to Schering AG in the particular period. To date, the Company has not been required to make any payments to Schering AG.
     The additional payments made by Schering AG to the Company represent revenue to the Company because the Company is providing additional services to Schering AG which Schering AG was contractually obligated to perform itself. For example, the Company performed substantial amounts of the work on behalf of Schering required to prepare the regulatory submission to the European regulatory authorities for Vasovist which would otherwise have been Schering AG’s responsibility under the agreement. Had the Company not performed these and other additional services, Schering AG would have had to contract with a third party to perform the work or Schering AG would have had to perform the work itself.
     In May 2003, the Company entered into a development agreement with Schering AG for EP-2104R and a collaboration agreement with Schering for MRI research. Under the EP-2104R development agreement, Schering AG agreed to make fixed payments totaling approximately $9.0 million to the Company over a two year period, which began in the second quarter of 2003 and ended in the fourth quarter of 2004, to cover a portion of the Company’s expenditures for the EP-2104R feasibility program. The Company recognized revenue from Schering AG for the feasibility program in proportion to actual cost incurred relative to the estimated total program costs. During the third quarter of 2006, the Company completed its work on the feasibility program. On July 13, 2006, Schering AG determined not to exercise its option for the development of EP-2104R. Under the terms of the agreement, EPIX will retain full rights to the EP-2104R program. Revenue under the MRI research collaboration was recognized at the time services were provided. The MRI research program was completed in the second quarter of 2006.
     In connection with the acquisition of Predix, the Company is a party to a collaboration agreement with CFFT. Under the agreement, EPIX is entitled to continued cost reimbursements and research funding and may earn milestone payments in accordance with the terms of the agreement. Any additional revenue that EPIX may receive in the future is expected to consist primarily of milestone payments and payments for reimbursements of research and development costs. The reimbursements of research and development costs are being recognized as revenue as the related costs are incurred. As EPIX is the party responsible for providing the research services, EPIX is recognizing the reimbursement of the costs associated with EPIX’s research efforts as revenue, not as a net research expense. EPIX will recognize any milestone payments as revenue when the related performance obligation, as defined in the agreement, is achieved.
     In connection with the acquisition of Predix, the Company is a party to a collaboration agreement with Amgen. Under the agreement, EPIX may earn milestone payments in accordance with the terms of the agreement and would be entitled to royalties upon the sale of products developed under this agreement. EPIX will recognize any milestone payments as revenue when the related performance obligation, as defined in the agreement, is achieved.
     Payments received by the Company from collaboration partners in advance of EPIX performing research and development activities are recorded as contract advances.
     Royalty revenue
     The Company earns royalty revenue pursuant to its sub-license on certain of its patents to Bracco Imaging S.p.A. (“Bracco”). Royalty revenue is recognized based on actual revenues as reported by Bracco to the Company in the period in which royalty reports are received. With the expiration in 2006 of certain patents related to the sublicense with Bracco, the Company expects to receive reduced royalty payments from Bracco throughout the second half of 2006, and it expects such payments to end in the first quarter of 2007.
     Massachusetts General Hospital (“MGH”) owns the patents that are subject to the Company’s agreement with Bracco and has exclusively licensed those patents to the Company, which has in turn sub-licensed the patents to Bracco. The Company owes MGH a percentage of all royalties received from its sub-licenses.
     The Company is also entitled to receive a royalty on sales of Vasovist outside of the United States by Schering AG. Commercial launch of Vasovist in the European Union began on a country-by-country basis in the second quarter of 2006. Vasovist has also received regulatory approval in Canada, Iceland, Norway, Switzerland and Australia. The Company recognizes royalty revenue from sales of Vasovist outside the United States in the quarter when Schering AG reports those sales to the Company.

     License fee revenue
     The Company records license fee revenue in accordance with SAB 104. Pursuant to SAB 104, the Company recognizes revenue from non-refundable license fees and milestone payments, not specifically tied to a separate earnings process, ratably over the period during which the Company has a substantial continuing obligation to perform services under the contract. When milestone payments are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligations associated with the payment are completed.
     In connection with the acquisition of Predix, the Company is recognizing license fee revenue for arrangements that Predix had with both Amgen and CFFT. The $3.4 million and $0.2 million value of these arrangements, respectively, was recorded on the date of acquisition based upon the fair value of the remaining services to be provided by the Company. The deferred revenue is being recognized ratably over the period in which the Company is required to provide services.
     In September 2001, the Company sub-licensed certain patents to Bracco and received a $2.0 million license fee from Bracco. This license fee was included in deferred revenue and is being recorded as revenue ratably from the time of the payment until the expiration of MGH’s patents, which occurred in the European Union in May 2006 and is expected to occur in the United States in November 2006.
     As part of the Company’s strategic collaboration agreement with Schering AG for Vasovist entered into in 2000, the Company granted Schering AG an exclusive license to co-develop and market Vasovist worldwide, exclusive of Japan. Later in 2000, the Company amended this strategic collaboration agreement to grant Schering AG exclusive rights to develop and market Vasovist in Japan. The Company received a $3.0 million license fee from Schering AG in connection with that amendment. This license fee is included in deferred revenue and is being recorded as revenue ratably from the time of the payment until anticipated approval in Japan. The Company will continue to review this estimate and make appropriate adjustments as information becomes available.
     Pursuant to an earlier collaboration agreement with Mallinckrodt, Inc., a subsidiary of Tyco/Mallinckrodt, the Company recorded $4.4 million of deferred revenue that is being recognized as revenue ratably from the time of payment until anticipated approval of Vasovist in the United States. The Company suspended recognition of this license fee in September 2006 due to the uncertainty of the timing of approval in United States based upon recent communications with the FDA. The Company will continue to review this estimate and make appropriate adjustments as information becomes available.
     Research and Development Expenses
     The Company accounts for research and development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs, which requires that expenditures be expensed to operations as incurred. Research and development expenses primarily include employee salaries and related costs, third party service costs, the cost of preclinical and clinical trials, supplies, consulting expenses, facility costs and certain overhead costs.
     Loss per Share
     The Company computes loss per share in accordance with the provisions of SFAS No. 128, Earnings per Share. Basic net loss per share is based upon the weighted-average number of common shares outstanding and excludes the effect of dilutive common stock issuable upon exercise of stock options and convertible debt. Diluted net loss per share includes the effect of dilutive common stock issuable upon exercise of stock options and convertible debt using the treasury stock method. In computing diluted loss per share, only potential common shares that are dilutive, or those that reduce earnings per share, are included. The exercise of options or convertible debt is not assumed if the result is anti-dilutive, such as when a loss is reported.
     In June 2004, the Company completed a sale, pursuant to Rule 144A under the Securities Act of 1933, of $100.0 million of 3.0% convertible senior notes due 2024 for net proceeds of approximately $96.4 million. Each $1,000 of senior notes is convertible into 22.39 shares of the Company’s common stock representing a conversion price of approximately $44.66 per share if (1) the price of the Company’s common stock trades above 120% of the conversion price for a specified time period, (2) the trading price of the senior notes is below a certain threshold, (3) the senior notes have been called for redemption, or (4) specified corporate transactions have occurred. None of these conversion triggers has occurred as of September 30, 2006.
     Common stock potentially issuable, but excluded from the calculation of dilutive net loss per share for the three months and nine months ended September 30, 2006 and 2005 because their inclusion would have been antidilutive, consisted of the following:

	2006	2005
Stock options and awards	3,900,105	2,282,646
Shares issuable on conversion of 3% Convertible Senior Notes	2,239,393	2,239,393

Total	6,139,498	4,522,039

     Goodwill
     Goodwill is not amortized however it is reviewed for impairment and would be written down with a resulting charge to the results of operations in the period in which the recorded value of goodwill exceeds its fair value. The Company will perform an annual test for indications of impairment as of July 1 of each year.
     Comprehensive Loss
     Comprehensive loss is comprised of net loss and unrealized gains or losses on the Company’s available-for-sale marketable securities. The Company’s comprehensive loss for the three months ended September 30, 2006 and 2005 amounted to $133.1 million and $5.7 million, respectively, and for the nine months ended September 30, 2006 and 2005 amounted to $140.8 million and $18.8 million, respectively.
     Translation of Foreign Currencies
     The functional currency of our foreign subsidiary is the U.S. dollar. The subsidiary financial statements are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets.
     Employee Stock Compensation
     The Company adopted the provisions of SFAS No. 123(R), Share-Based Payment – An Amendment of FASB Statements No. 123 and 95 (“SFAS 123(R)”), beginning January 1, 2006, using the modified prospective transition method. Under the modified prospective transition method, financial statements for periods prior to the adoption date are not adjusted for the change in accounting. Compensation expense is now recognized, based on the requirements of SFAS 123(R), for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date.
     Prior to adopting SFAS 123(R), the Company used the intrinsic value method to account for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As a result of the adoption of SFAS 123(R), the Company is amortizing the unamortized stock-based compensation expense related to unvested option grants issued prior to the adoption of SFAS 123(R). The Company has elected to continue to use the Black-Scholes option pricing model to determine the fair value of options. SFAS 123(R) also requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under disclosure requirements of SFAS 123. As a result, the Company has applied an estimated forfeiture rate to remaining unvested awards based on historical experience in determining the expense recorded in the Company’s consolidated statement of operations. This estimate will be evaluated quarterly and the forfeiture rate will be adjusted as necessary. The actual expense recognized over the vesting period will only be for those shares that vest during that period. The Company has also elected to recognize compensation cost for awards with pro-rata vesting using the straight-line method.
     The Company assumed options to purchase 1,891,721 shares of Predix common stock as part of the Merger. The value of the unvested portion of the options assumed amounted to $5.4 million and is being recognized as compensation expense over the remaining vesting term of the options.
     The Company has recorded $0.9 million and $2.3 million of stock-based compensation expense, which includes a charge for the shares issued under the Company’s Employee Stock Purchase Plan (the “ESPP”), for the three and nine months ended September 30, 2006, respectively. The stock-based compensation expense included $0.5 million in research and development and $0.4 million in general and administrative expense for the three months ended September 30, 2006, and $1.5 million in research and development and $0.8 million in general and administrative expense for the nine months ended September 30, 2006. The compensation expense increased both basic and diluted net loss per share for the three and nine months ended September 30, 2006 by $0.04 and $0.13, respectively. As of September 30, 2006, there was $13.8 million of unrecognized compensation expense related to non-vested awards that is expected to be recognized over a weighted average period of 1.7 years.
     The following table illustrates the effect on net loss and net loss per share for the three and nine months ended September 30, 2005 if the Company had applied the fair value provisions of SFAS 123 to options granted under the Company’s stock option plans.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss — as reported	$(5,659,757)	$(19,011,396)
Add: employee stock-based compensation included in net loss as reported	—	—
Deduct: pro forma adjustment for stock-based compensation	(767,442)	(3,303,290)

Net loss — pro forma	$(6,427,199)	$(22,314,686)

Net loss per share, basic and diluted
As reported	$(0.36)	$(1.23)
Pro forma	(0.41)	(1.44)

Effect of pro forma adjustment	$(0.05)	$(0.21)

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. Expected volatility is based on historical volatility data of the Company’s stock and comparable companies to the expected option term. The Company used the “simplified” method, as prescribed by the SEC’s SAB No. 107, to calculate the expected term, or life, of these options.

	Options		ESPP
	Three Months Ended September 30,
	2006	2005	2006	2005
Expected stock price volatility	70%	83%	70%	83%
Weighted average risk-free interest rate	4.70%	3.52%	4.81%	3.12%
Expected life of option (years)	6.3	7.2	0.5	0.5

	Nine Months Ended September 30,
	2006	2005	2006	2005
Expected stock price volatility	70%	84%	70%	83%
Weighted average risk-free interest rate	4.69%	3.74%	4.83%	3.12%
Expected life of option (years)	6.3	6.9	0.5	0.5
     The weighted average fair value of options granted during the three and nine months ended September 30, 2006 was $4.58 per share for both periods.
     The following is a summary of the status of the Company’s stock option plans as of September 30, 2006 and the stock option activity for all stock option plans during the nine months ended September 30, 2006:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2005	2,181,184	$17.09
Granted	1,190,253	6.82
Exchanged in Predix merger	1,891,721	1.46
Exercised	(801)	1.06
Cancelled	(1,362,252)	16.18

Outstanding at September 30, 2006	3,900,105	$6.70	8.25	$5,048,433

Exercisable at September 30, 2006	1,614,743	$6.91	7.07	$3,004,364

4. Acquisition of Predix
     On August 16, 2006, EPIX completed its acquisition of Predix pursuant to the terms of Merger Agreement. Pursuant to the Merger Agreement, Predix merged with and into EPIX Delaware, Inc. and became a wholly-owned subsidiary of EPIX. The Merger with Predix was primarily a stock transaction valued at approximately $125 million, including the assumption of net debt at closing. As part of the Merger, the Company also assumed all outstanding options and warrants to purchase capital stock of Predix. The purchase price includes a milestone payment of $35 million in cash, stock or a combination of both based on Predix having achieved a strategic milestone under the Merger Agreement. Specifically, on July 31, 2006, Predix entered into an exclusive worldwide license agreement with Amgen Inc. (“Amgen”) to develop and commercialize products based on Predix’s compounds which modulate the GPCR known as sphingosine-1-phosphate receptor-1, or S1P1, and compounds and products that may be identified by or acquired by Amgen and that are active against the S1P1 receptor. Pursuant to the terms of the Merger Agreement, the Company paid $20 million of the milestone payment in cash on October 29, 2006. The remaining $15 million of the milestone payment will be paid in shares of EPIX common stock on October 29, 2007, except to the extent that such shares would exceed 49.99% of EPIX’s outstanding shares immediately after such milestone payment when combined with all shares of EPIX common stock issued in the Merger and issuable upon exercise of all Predix options and warrants that the Company assumed in the Merger. The portion of the remaining milestone payment that can not be paid in EPIX common stock will be paid in cash with interest accrued at a rate of 10%. The results of Predix have been included in the statement of operations from August 16, 2006.
     The following table summarizes the purchase price as follows:

Fair value of EPIX shares issued	$80,349,487
Fair value of vested Predix stock options exchanged for EPIX options	5,697,540
Milestone payment due to Predix stockholders	35,000,000
Cash paid in lieu of fractional shares	1,389
Direct acquisition costs	3,633,576

Total purchase price	$124,681,992

     The value of the 13,621,300 shares of EPIX common stock issued in the Merger was $5.97 per share, which represents the five-day average closing price of EPIX common stock beginning two days immediately preceding the public announcement of the Merger on April 3, 2006. The aggregate value of the common stock issued was reduced by approximately $970,000, representing the costs to register the EPIX shares. The fair value of the stock options assumed in the Merger was determined by using the Black-Scholes option pricing model with the following assumptions: stock price of $5.97, which is the value ascribed to the EPIX common stock in determining the purchase price; volatility of 70%; risk-free interest rate of 4.62%; and an expected life of 4.9 years.
     The following table summarizes the allocation of purchase price to the estimated fair values of the assets acquired and liabilities assumed as of August 16, 2006, the date of the Merger, in accordance with SFAS No. 141, Business Combinations. The amount allocated to goodwill is non-deductible for tax purposes.

In-process research and development	$123,500,000
Cash and cash equivalents	16,426,010
Other current assets	2,624,303
Property and equipment	1,212,257
Other assets	1,468,574
Goodwill	3,506,274

Total assets acquired	148,737,418

Current liabilities	12,580,476
Notes payable	9,516,380
Other liabilities	1,958,570

Total liabilities assumed	24,055,426

Net assets acquired	$124,681,992

     The estimated fair value attributed to in-process research and development represents an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the Merger, have not reached technological feasibility and have no alternative future use. Only those research projects that had advanced to a stage of development where the Company believed reasonable net future cash flow forecasts could be prepared and a reasonable likelihood of technical success existed were included in the estimated fair value. Accordingly, the in-process research and development primarily represents the estimated fair value of the following drug candidates: PRX-00023, Predix’s drug candidate that, as of the date of the Merger, was in Phase 3 clinical trials for the treatment of generalized anxiety disorder; PRX-03140, Predix’s drug candidate that had completed Phase 1 clinical trials for the treatment of Alzheimer’s disease as of the date of the Merger; PRX-08066, Predix’s drug candidate that had entered Phase 2 clinical trials for the treatment of pulmonary hypertension in association with chronic obstructive pulmonary disease as of the date of the Merger; and PRX-07034, Predix’s drug candidate that had entered Phase 1 clinical trials for the treatment of obesity at the time of the Merger. The estimated fair value of the in-process research and development was determined based on a discounted forecast of the estimated net future cash flows for each project, adjusted for the estimated probability (for these purposes) of technical success and U.S. Food and Drug Administration or European Agency for Evaluation of Medicinal Products approval for each research project. In-process research and development has been expensed as of the merger date.
     In determining the fair value to attribute to intangible assets, the Company considered several categories of intangible assets including the contract-based and technology-based intangible assets described below. In accordance with paragraph 39 and Appendix A of SFAS 141, identifiable intangible assets will be recognized if they arise from contractual or legal rights or if they are otherwise separable. Intangible assets that are not specifically identifiable, have indeterminate lives or are inherent in continuing business and related to the enterprise as a whole will be classified as goodwill.
•	Contract-based intangible assets (licensing arrangements): Predix’s contractual relationship with Amgen and CFFT. The terms of the agreements were considered to be ostensibly fair to both parties thus having no value separable from goodwill.

•	Technology-based intangible assets (technology platform, existing product candidates and patents, in-process research and development): Existing clinical compounds and related and patents were determined to be separable from goodwill and were valued as in-process research and development. The technology platform’s value in the development of future yet to be identified compounds was not considered reliably quantifiable.
     In identifying the acquired in-process research and development, the developmental projects were evaluated in the context of interpretation 4 and paragraph 11 of SFAS No. 2, Accounting for Research and Development Costs, along with reference to the American Institute of Certified Public Accountants Guide, Assets Acquired in a Business Combination to be Used in Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries.
     The following pro forma financial information presents the results of operations as if the Merger had occurred at the beginning of 2005 and 2006. All periods exclude the write-off of in-process research and development of $123,500,000 as it has no continuing impact after the Merger. The pro forma information does not purport to indicate the results that would have actually been obtained had the Merger been completed on the assumed dates or which may be realized in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$3,796,749	$2,967,714	$8,804,354	$6,898,915
Net loss	$(18,399,006)	$(15,022,901)	$(41,541,626)	$(42,997,966)
Net loss per share, basic and diluted	$(0.63)	$(0.52)	$(1.43)	$(1.48)
5. Restructuring Charges
     During the nine months ended September 30, 2006, the Company incurred charges related to actions announced prior to the Merger with Predix to control costs and improve the focus of the Company’s operations to reduce losses and conserve cash. In addition, during the third quarter of 2006 the Company incurred additional restructuring charges in conjunction with the Merger for the consolidation of the Company’s former headquarters into the former Predix headquarter location in Lexington, Massachusetts. These charges were for vacated lease space and fixed asset write-offs. The Company is accounting for the restructuring costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.
The following table displays the restructuring activity and liability balances:

Balance at December 31, 2005	$971,828
Restructuring charges for the nine months ended September 30, 2006	633,238
Cash payments	(1,128,577)
Impairment charges related to vacated space and fixed asset write-offs	(193,313)

Balance at September 30, 2006	$283,176

6. Convertible Debt
     In June 2004, the Company completed a sale, pursuant to Rule 144A under the Securities Act of 1933, of $100.0 million of 3.0% convertible senior notes due 2024 for net proceeds of approximately $96.4 million. Each $1,000 of senior notes is convertible into 22.39 shares of the Company’s common stock representing a conversion price of approximately $44.66 per share if (1) the price of the Company’s common stock trades above 120% of the conversion price for a specified time period, (2) the trading price of the senior notes is below a certain threshold, (3) the senior notes have been called for redemption, or (4) specified corporate transactions have occurred. None of these conversion triggers has occurred as of September 30, 2006. Each of the senior notes is also convertible into the Company’s common stock in certain other circumstances. The senior notes bear an interest rate of 3.0%, payable semiannually on June 15 and December 15 of each year. The senior notes are unsecured and are subordinated to secured debt.
     The Company has the right to redeem the notes on or after June 15, 2009 at an initial redemption price of 100.85%, plus accrued and unpaid interest. Note holders may require the Company to repurchase the notes at par, plus accrued and unpaid interest, on June 15, 2011, 2014 and 2019 and upon certain other events, including a change of control and termination of trading, each as defined in the indenture governing the senior notes.
     In connection with the issuance of the senior notes, the Company incurred $3.65 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. The costs are being amortized as interest expense using the effective interest method over the term from issuance through the first date that the holders are entitled to require repurchase of the senior notes (June 2011). Amortization of the issuance costs for the three months ended September 30, 2006 and 2005 was $121,291 and $116,966, respectively, and for the nine months ended September 30, 2006 and 2005 was $365,268 and $352,409, respectively.
7. Equity
     EPIX stockholders approved a 1-for-1.5 reverse split of its common stock. The reverse split occurred immediately prior to the completion of the merger. All references in the financial statements and notes to the number of shares outstanding, per share amounts, and stock options have been restated to reflect the effect of the reverse stock split for all periods presented.
     Stockholders’ deficit as of September 30, 2006 reflects the reverse stock split by reclassifying from “Common stock” to “Additional paid-in-capital” an amount equal to the par value of the reduction in shares arising from the reverse split. Stockholders’ equity as of December 31, 2005 reflects historical dollar values of common stock and additional paid-in-capital, while the number of shares issued and outstanding has been updated to reflect post reverse split shares in order to calculate per share values.
     In conjunction with the Merger, the Company assumed the Predix Pharmaceuticals Holdings, Inc. Amended and Restated 2003 Stock Incentive Plan (the “2003 Plan”). The 2003 Plan provides for the grant of stock options (incentive and non-statutory), restricted stock and other stock awards having such terms and conditions as the Board may determine. Under the 2003 Plan, stock awards may be granted to employees and to consultants of the Company. The options may be granted at a price not less than fair value of the common stock on the date of grant. At September 30, 2006, approximately 1.1 million shares of common stock were available for grant under the 2003 Plan.
8. Commitments

      Leases
      The Company leases its facilities in Lexington, MA, Cambridge, MA and Princeton, NJ and facilities and vehicles in Ramat Gan, Israel under agreements that are accounted for as operating leases. The facility leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. Certain of the Company’s leases contain renewal options and escalating payments over the life of the lease. The Company has vacated its Princeton, NJ facility and one of its locations in Cambridge, MA.
      At September 30, 2006, future minimum commitments under all noncancellable capital and operating leases with initial or remaining terms of more than one year are as follows:

	Capital	Operating
	Leases	Leases

2006 (remainder of year)	$16,280	$695,552
2007	50,557	3,478,278
2008	38,494	2,502,010
2009	29,906	2,476,072
2010	—	2,466,642
Thereafter	—	7,668,542

Total minimum lease payments	135,237	19,287,096
Less aggregate future sublease income	—	(2,753,733)

	135,237	$16,533,363

Less amount representing interest	(12,731)

Present value of minimum lease payments	122,506
Less current portion of capital lease obligation	(42,801)

Capital lease obligations, net of current portion	$79,705

      Other Commitments
      In November 2003, the Company entered into an intellectual property agreement with Dr. Martin R. Prince (the “Prince Agreement”). Under the terms of the Prince Agreement, Dr. Prince granted the Company certain discharges, licenses and releases in connection with the historic and future use of Vasovist by the Company and agreed not to sue the Company for intellectual property infringement related to the use of Vasovist. In consideration for Dr. Prince entering into this agreement, the Company paid him an upfront fee of $850,000, issued him 132,000 shares of common stock valued at $2.3 million (at the date of the agreement), agreed to pay him future royalties on sales of Vasovist and agreed to provide him with $140,000 worth of Vasovist annually for the life of the agreement. The Company recorded a $3.2 million charge to research and development expense in the fourth quarter of 2003 for the value of the cash and common stock consideration paid to Dr. Prince. During the third quarter of 2006, the obligation to provide Dr. Prince with $140,000 of Vasovist annually was triggered and the Company recorded a $0.9 million charge to research and development expense representing the present value of this obligation. Under the terms of the Prince Agreement, Dr. Prince may decide to defer delivery of all or a portion of the amount of Vasovist due to him in any given year to future years. The Prince Agreement expires based upon the last to expire patent or patent application as listed in the agreement, which is currently estimated to be in 2026.
9. Recent Accounting Pronouncements
     On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have a material impact on its overall financial position or results of operations.
     On September 15, 2006, the FASB issued FAS No. 157 Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expand disclosures about fair value measurements. FAS 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the potential impact of adopting FAS 157.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and reflect our plans, estimates and beliefs, can generally be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q. We urge you to consider the risks and uncertainties described in Item 1A of this Quarterly Report on Form 10-Q in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
OVERVIEW
     On August 16, 2006, EPIX Pharmaceuticals, Inc. (“EPIX” or the “Company”) completed its acquisition of Predix Pharmaceuticals Holdings, Inc. (“Predix”) pursuant to the terms of an Agreement and Plan of Merger, dated as of April 3, 2006, by and among EPIX, EPIX Delaware, Inc., a wholly-owned subsidiary of EPIX, and Predix, as amended. Pursuant to the merger agreement, Predix merged with and into EPIX Delaware, Inc. and became a wholly-owned subsidiary of the Company (the “Merger”). The merger with Predix was primarily a stock transaction valued at approximately $125 million, including the assumption of net debt at closing. As part of the merger, we also assumed all outstanding options and warrants to purchase capital stock of Predix. The purchase price includes a $35 million milestone payment to the holders of Predix stock, options and warrants prior to the merger, payable in cash, stock or a combination of both, based on Predix’s achievement of a strategic milestone under the merger agreement. Specifically, on July 31, 2006, Predix entered into an exclusive worldwide license agreement with Amgen Inc. to develop and commercialize products based on Predix’s compounds which modulate the G protein coupled receptor (GPCR) known as sphingosine-1-phosphate receptor-1, or S1P1, and compounds and products that may be identified by or acquired by Amgen the S1P1 receptor. Pursuant to the terms of the merger agreement, $20 million of the milestone was paid in cash in October 2006. The remaining $15 million of the milestone payment will be paid in shares of EPIX common stock on October 29, 2007, except to the extent that such shares would exceed 49.99% of outstanding shares immediately after such milestone payment when combined with all shares of EPIX common stock issued in the merger and issuable upon exercise of all Predix options and warrants that we assumed in the merger. The portion of the remaining milestone payment that can not be paid in EPIX common stock will be paid in cash with interest accrued at a rate of 10%. In addition, in connection with the merger, we effected a 1-for-1.5 reverse stock split of our outstanding common stock. All information in this report relating to the number of shares, price per share, and per share amounts of common stock are presented on a post-split basis.
     Following the merger, EPIX is a biopharmaceutical company focused on discovering, developing and commercializing novel pharmaceutical products through the use of proprietary technologies to better diagnose, treat and manage patients. We have a blood-pool imaging agent (Vasovist™) approved in the European Union, Canada, Iceland, Norway, Switzerland and Australia, and five internally-discovered therapeutic and imaging drug candidates currently in clinical trials. Vasovist is currently being marketed in Europe. These drug candidates are targeting conditions such as depression, Alzheimer’s disease, cardiovascular disease and obesity. We also have collaborations with leading organizations including Amgen Inc. (“Amgen”), Cystic Fibrosis Foundation Therapeutics (“CFFT”), and Schering AG (Germany).
     The focus of our therapeutic drug discovery and development efforts is on the two classes of drug targets known as GPCRs and ion channels. GPCRs and ion channels are classes of proteins embedded in the surface membrane of all cells and are responsible for mediating much of the biological signaling at the cellular level. We believe that our proprietary drug discovery technology and approach addresses many of the inefficiencies associated with traditional GPCR and ion channel-targeted drug discovery. By integrating computer-based, or in silico, technology with in-house medicinal chemistry, we believe that we can rapidly identify and optimize highly selective drug candidates. We focus on GPCR and ion channel drug targets whose role in disease has already been demonstrated in clinical trials or in preclinical studies. In each of our four clinical-stage therapeutic programs, we used our drug discovery technology and approach to optimize a lead compound into a clinical drug candidate in less than ten months, synthesizing fewer than 80 compounds per program. We moved each of these drug candidates into clinical trials in less than 18 months from lead identification. We believe our drug discovery technology and approach enables us to efficiently and cost-effectively discover and develop GPCR and ion channel-targeted drugs.

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
     Revenue Recognition
     We recognize revenue relating to collaborations in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, (“SAB 104”). Revenue under collaborations may include the receipt of non-refundable license fees, milestone payments, research and development payments and royalties.
     We recognize nonrefundable upfront license fees and guaranteed, time-based payments that require continuing involvement in the form of research and development as revenue:
•	ratably over the development period; or

•	based upon the level of research services performed during the period of the research contract.
     When the period of deferral cannot be specifically identified from the contract, management estimates the period based upon other critical factors contained within the contract. We continually review such estimates which could result in a change in the deferral period and might impact the timing and amount of revenue recognized.
     Milestone payments are recognized as revenue when the performance obligations, as defined in the contract, are achieved. Performance obligations typically consist of significant milestones in the development life cycle of the related technology, such as initiation of clinical trials, filing for approval with regulatory agencies and approvals by regulatory agencies.
     Royalties are recognized as revenue when earned and reasonably estimable, which is typically upon receipt of royalty reports from the licensee or cash.
     Reimbursements of research and development costs are recognized as revenue as the related costs are incurred.
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
     On a monthly basis, we calculate the revenue or reduction to revenue, as the case may be, with respect to the collaboration with Schering AG for Vasovist as follows:
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
     In connection with the acquisition of Predix, we are recognizing license fee revenue for arrangements that Predix had with both Amgen and CFFT. The value of these arrangements of $3.4 million and $0.2 million, respectively, was recorded on the date of acquisition as deferred revenue based upon the fair value of the remaining services to be provided by the Company. The deferred revenue is recognized over the period of continuing involvement in ongoing research efforts by the Company.
     Royalty revenue is recognized based on actual revenues reported to us by Bracco Imaging S.p.A. (“Bracco”) and Schering AG in the period in which royalty reports are received, typically one quarter in arrears.
     Research and Development
     The Company accounts for research and development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs, which requires that expenditures be expensed to operations as incurred. Research and development expenses primarily include employee salaries and related costs, third party service costs, the cost of preclinical and clinical trials, supplies, consulting expenses, facility costs and certain overhead costs.
     In order to conduct research and development activities and compile regulatory submissions, we enter into contracts with vendors who render services over extended periods of time. Typically, we enter into three types of vendor contracts: time-based, patient-based or a combination thereof. Under a time-based contract, using critical factors contained within the contract, usually the stated duration of the contract and the timing of services provided, we record the contractual expense for each service provided under the contract ratably over the period during which we estimate the service will be performed. Under a patient-based contract, we first determine an appropriate per patient cost using critical factors contained within the contract, which include the estimated number of patients and the total dollar value of the contract. We then record expense based upon the total number of patients enrolled during the period. On a quarterly basis, we review both the timetable of services to be rendered and the timing of services actually rendered. Based upon this review, revisions may be made to the forecasted timetable or to the extent of services performed, or both, in order to reflect our most current estimate of the contract. Adjustments are recorded in the period in which the revisions are estimable. These adjustments could have a material effect on our results of operations.
     Employee Stock Compensation
     We have adopted the provisions of SFAS No. 123(R), Share-Based Payment – An Amendment of FASB Statements No. 123 and 95 (“SFAS 123(R)”), beginning January 1, 2006, using the modified prospective transition method. Under the modified prospective transition method, financial statements for periods prior to the adoption date are not adjusted for the change in accounting. However, compensation expense is recognized, based on the requirements of SFAS 123(R), for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date.
     Determining the appropriate fair value model and calculating the fair value of share-based awards requires us to make various judgments, including estimating the expected life of the share-based award, the expected stock price volatility over the expected life of the share-based award and forfeiture rates. In order to determine the fair value of share-based awards on the date of grant, we use the Black-Scholes option-pricing model. Inherent in this model are assumptions related to stock price volatility, option life, risk-free interest rate and dividend yield. The risk-free interest rate is a less subjective assumption as it is based on treasury instruments whose term is consistent with the expected life of options. We use a dividend yield of zero as we have never paid cash dividends and have no intention to pay cash dividends in the immediate future. The stock price volatility and option life assumptions require a greater level of judgment. Estimating forfeitures also requires significant judgment. Our stock-price volatility assumption is based on trends in both our current and historical volatilities of our stock and those of comparable companies. We use the “simplified” method, as prescribed by the SEC’s SAB No. 107, to calculate the expected term of options. We estimate forfeitures based on our historical experience of cancellations of share-based compensation prior to vesting. We believe that our estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from our estimates, we will record an adjustment in the period the estimates are revised. See Note 3 to the Notes to Condensed Consolidated Financial Statements (unaudited) included herein.
RESULTS OF OPERATIONS

     Revenues
     The following table presents revenue and revenue growth (decline) for the three and nine month periods ending September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006		2005
		Growth		Growth
	Revenue	(Decline)	Revenue	(Decline)
Product development revenue	$569,378	(56%)	$1,297,720	(43%)
Royalty revenue	362,449	(55%)	798,484	14%
License fee revenue	413,802	149%	165,894	(37%)

Total	$1,345,629	(41%)	$2,262,098	(30%)

	Nine Months Ended September 30,
	2006		2005
		Growth		Growth
	Revenue	(Decline)	Revenue	(Decline)
Product development revenue	$2,383,436	(23%)	$3,087,565	(55%)
Royalty revenue	1,282,945	(30%)	1,821,094	(24%)
License fee revenue	736,996	48%	497,686	(39%)

Total	$4,403,377	(19%)	$5,406,345	(47%)

     Our current revenues have arisen principally from our collaboration agreements with Schering AG (for Vasovist, EP-2104R and MRI discovery research) and CFFT; from license fee revenues relating to our agreements with Amgen, Schering AG, CFFT, Tyco/Mallinckrodt and Bracco; and from royalties related to our agreements with Bracco and Schering AG. Our MRI discovery research collaboration with Schering concluded in May 2006 and our development agreement for EP-2104R with Schering concluded in August 2006.
     Product development revenue decreased 56% and 23% in the three and nine months ended September 30, 2006, respectively, compared to the comparable prior year periods, primarily as a result of the completion of the MRI program in May 2006 and the EP-2104R program in August 2006, and a reduction in development work for Vasovist. This decrease was partially offset by revenue of approximately $266,000 from the CFFT program.
     The decrease in royalty revenue of 55% and 30% for the three and nine months ended September 2006, respectively, compared to the comparable prior year periods resulted from a reduction in the royalty rate on sales of MultiHance® by Bracco once total qualified sales of MultiHance exceeded a level established in the agreement and lower overall royalty-eligible sales due to expiration of certain patents related to the sublicense with Bracco. Due to the continuing expiration of patents, we expect royalty revenue from Bracco to end in the first quarter of 2007. Royalties from sales of Vasovist in Europe, which were first received in the third quarter of 2006, were minimal and are expected to gradually increase as the product is introduced in additional markets where it has been approved.
     License fee revenue increased 149% and 48% in the three and nine months ended September 30, 2006, respectively, compared to the comparable prior year periods primarily as a result of the recognition of deferred revenue from the Amgen agreement. Partially offsetting this increase was a decrease in revenue from the recognition of the Bracco license fee as this fee was fully recognized by June 2006.
     Research and Development Expenses
     Research and development expenses of $8.2 million and $15.4 million for the three and nine months ended September 30, 2006, reflects an increase of 48% and a decrease of 8% from the comparable periods in 2005. The increase in research and development expenses during the three months ended September 30, 2006 is due to expenses associated with the clinical and pre-clinical development programs, as well as internal costs, of the Predix acquisition that was completed on August 16, 2006. Clinical program costs incurred since the acquisition included completion of a Phase 3 clinical trial for generalized anxiety disorder (“GAD”) with PRX-00023; costs incurred for the preparation of a Phase 2a clinical trial of PRX-03140 for the treatment of Alzheimer’s disease, which is expected to begin in the fourth quarter of 2006; costs incurred for an ongoing Phase 2a clinical trial of PRX-08066 for the treatment of pulmonary hypertension in association with chronic obstructive pulmonary disease (“COPD”), and costs incurred for completion of a single ascending dose study and the preparation of a Phase 1 multiple ascending dose clinical trial of PRX-07034 for the treatment of obesity and cognitive impairment. Results from the Phase 3 clinical trial of PRX-00023 demonstrated that PRX-00023 did not achieve a statistically significant improvement over placebo for the primary endpoint of efficacy with respect to GAD. Based on the Phase 3 trial results, we have discontinued clinical development of PRX-00023 in GAD and instead are focusing our development for this drug candidate in depression as the trial demonstrated a statistically significant improvement in a pre-specified secondary end-point measuring depressive symptoms. In addition, we recorded a charge of approximately $0.9 million in the current quarter for our obligation under the settlement agreement reached with Dr. Prince in 2003 to provide him with Vasovist product for the life of the agreement. The increased costs associated with the Predix acquisition and the charge related to the Dr. Prince settlement were partially offset by lower levels of spending on our Vasovist and EP-2104R development programs and from lower expenditures on our MRI research programs. In addition, we are no longer conducting pre-clinical or clinical studies on any imaging product candidates. Spending during the third quarter of 2006 for Vasovist primarily involved costs related to our appeal to the U.S. Food and Drug Administration (‘FDA”) regarding the FDA’s decision to require an additional clinical trial and/or conducting one or more additional clinical trials. In August 2006, we received a letter from the FDA denying our formal appeal to approve Vasovist and our request for an advisory committee to review Vasovist. We are currently in dialogue with the FDA regarding an NDA for Vasovist in the United States. With the completion of enrollment on our Phase 2 clinical trial for EP-2104R in early 2006 and the overall completion of the trial costs in August 2006, the rate of spending during the current quarter for this development program also decreased. Lastly, a reduction-in-force, which was announced in the fourth quarter of 2005 and implemented in the first quarter of 2006, significantly reduced our spending activities for both our MRI and therapeutics projects. The decrease in research and development costs for the nine months ended September 30, 2006 is attributable to the decrease spending on Vasovist, EP-2104R and lower expenditures on MRI research programs as described above, which were partially offset by the increase costs from the Predix acquisition, the Dr. Prince settlement and non-cash expense of approximately $1.5 million resulting from our recognition of stock compensation related to the implementation of SFAS 123(R).
     In-Process Research and Development Charge
     The charge of $123.5 million for in-process research and development in the three and nine months ended September 30, 2006 represents the fair value of purchased in-process technology of Predix for research projects that, as of the closing date of the merger, had not reached technological feasibility and have no alternative future use. This is a non-recurring charge. The in-process research and development primarily represents the estimated fair value of the following drug candidates: PRX-00023, Predix’s drug candidate that, as of the date of the merger, was in Phase 3 clinical trials for the treatment of GAD; PRX-03140, Predix’s drug candidate that had completed Phase 1 clinical trials for the treatment of Alzheimer’s disease as of the date of the merger; PRX-08066, Predix’s drug candidate that had entered Phase 2 clinical trials for the treatment of pulmonary hypertension in association with COPD as of the date of the merger; and PRX-07034, Predix’s drug candidate that had entered Phase 1 clinical trials for the treatment of obesity at the time of the merger. We anticipate that we will continue to spend a significant portion of our research and development budget on advancing these four drug candidates through additional clinical trials. However, as discussed above, the focus of the development of PRX-00023 will be in depression instead of GAD.
     General and Administrative Expenses
     General and administrative expenses of $2.9 million and $6.9 million for the three and nine months ended September 30, 2006, reflects an increase of 11% and a decrease of 12% from the comparable periods in 2005. The increase in general and administrative expenses during the three months ended September 30, 2006 is due to the inclusion of the Predix business that was acquired on August 16, 2006. In addition, we recognized non-cash expense of approximately $0.4 million resulting from our recognition of stock compensation related to the implementation of SFAS 123(R). This increase in costs was partially offset by lower marketing, non-merger related legal and consulting costs and to lower staff levels resulting from the reduction in force that took place in January 2006. The decrease in general and administrative expenses during the nine months ended September 30, 2006 is due primarily to the lower marketing, non-merger related legal and consulting costs and to lower staff levels resulting from the reduction in force that took place in January 2006, partially offset by increased costs due to the Merger with Predix and stock compensation expense of $0.8 million. General and administrative expenses also include royalties expense of approximately $32,000 and $104,000 for the three and nine months ended September 30, 2006 and $32,000 and $78,000 for the three and nine months ended September 2005, respectively.
     Restructuring Costs
     Restructuring costs amounted to $0.3 million and $0.6 million for the three and nine months ended September 30, 2006, respectively. Costs incurred in the current quarter are for facility exit costs related to the consolidation of our Cambridge, MA headquarters into the Predix headquarters in Lexington, MA. The exit costs primarily consist of future lease payments through the end of 2007 and the write off of leasehold improvements. Additional restructuring costs are expected to be incurred in 2007 for the consolidation of our leased laboratory facility in Cambridge to our Lexington location. The timing and amount of the additional restructuring costs will depend upon the completion of laboratory construction at our Lexington facility, which is currently anticipated to be completed in mid-2007. Costs incurred for the nine-month period also include costs related to the plan announced in the fourth quarter of 2005 to reduce our workforce by 48 employees, or approximately 50%, in response to the FDA’s second approvable letter regarding

Vasovist. The reductions, which were completed in January 2006, affected both our research and development and the general and administrative areas.
     Interest Income and Interest Expense
     Interest income of $1.5 million and $4.2 million for the three and nine months ended September 30, 2006, represents and increase of 38% and 46% from the comparable periods in 2005. The increase in interest income was due to higher interest rates on our invested cash, cash equivalents and marketable securities during the period.
     Interest expense of $1.1 million and $2.8 million for the three and nine months ended September 30, 2006, represents an increase of 19% and 4% from the comparable periods in 2005. The increase in interest expense is the result of interest accruing on the $15 million milestone payment that is due to the former Predix stockholders on October 29, 2007. Under the terms of the merger agreement, if the milestone cannot be paid in shares of our common stock due to terms of the agreement, the payment will be made in cash and will accrue interest at a rate of 10%. The increase in interest expense was partially offset by lower interest expense on our prior loan facility with Schering AG as that facility was terminated by both parties in January 2006.
     Provision for Income Taxes
     The provision for income taxes represents Italian income taxes related to the Bracco agreement. Because the remaining balance of prepaid royalties from Bracco has been fully offset and we are receiving cash remittances from Bracco, Italian income taxes are being withheld on Bracco royalties on sales of MultiHance. We expect to have Italian income taxes withheld on all Bracco royalties for the remainder of the term of the agreement, which is expected to end when the final royalty payment is made to us by Bracco in early 2007.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal sources of liquidity consist of cash, cash equivalents and available-for-sale marketable securities of $113.1 million at September 30, 2006 as compared to $124.7 million at December 31, 2005. The decrease in cash, cash equivalents and available-for-sale marketable securities was primarily attributed to funding of ongoing operations.
     We used approximately $14.6 million of cash to fund operating activities for the nine months ended September 30, 2006, which compares to $18.0 million for the same period in 2005. The net use of cash to fund operations during the nine months ended September 30, 2006 resulted from the net loss of $140.8 million, which after subtracting the non-cash charge for the write-off of in-process research and development of $123.5 million and other non-cash expenses of $3.7 million, amounted to a $13.6 million net loss. Significant changes in working capital for the nine months ended September 30, 2006 included the following: an increase in accounts payable of $2.5 million primarily due to the fact that Predix had a minimal amount of accounts payable as of the closing of the merger and payment terms returned to standard terms as of September 30, 2006; a decrease in accrued expenses of $3.7 million which was primarily due to the payment of accrued merger-related liabilities that were assumed in the merger; and a decrease in contract advances of $1.6 million resulting from the offset of funds previously received from Schering for the Vasovist and EP-2104R programs and from the MRI research collaboration. The net cash used during the nine months ended September 30, 2005 was primarily due to the net loss incurred of $19.0 million reduced by $1.2 million of non-cash charges for depreciation, amortization and stock compensation.
     Our investing activities provided $18.4 million of cash during the nine months ended September 30, 2006 as compared to $25.6 million of cash provided for the same period last year. The primary sources of cash from investing activities in 2006 was the cash acquired in the Predix merger (net of cash acquisition costs) and the net redemption of marketable securities of $6.0 million. The primary source of cash from investing activities in 2005 was the net redemption of marketable securities of $26.8 million which was partially offset by $1.2 million of capital spending.
     We used $9.5 million in cash from financing activities during the nine months ended September 30, 2006, which was attributable to the payment of $9.5 million of bridge loans assumed in the Predix merger. Financing activities in 2005 provided $0.5 million from proceeds of employee stock option exercises and our Employee Stock Purchase Plan. During the nine months ended September 30, 2005 we borrowed and repaid $45.0 million from the loan facility with Schering AG. The loan facility with Schering AG was terminated in January 2006.
     Our primary sources of cash include quarterly payments for CFFT for research services, quarterly royalty payments from Bracco from the sales of MultiHance and monthly interest income on our cash, cash equivalents and available-for-sale marketable securities. With the expiration in 2006 of certain patents related to the sublicense with Bracco, we expect royalty payment from Bracco to end in the first quarter of 2007. In the third quarter of 2006, we received our first royalty payment (approximately $30,000) from sales of Vasovist by Schering AG following the commercial launch of the product in the European Union, which began on a country-by-country basis in the second quarter of 2006. We expect royalty payments from sales of Vasovist to slowly increase as the product is introduced in other countries where it has been approved. Other potential cash inflows include milestone payments from our current strategic collaborators, Amgen, CFFT and Schering AG, including: a milestone payment of $1.3 million from Schering AG, which is dependent on the FDA’s approval of Vasovist, and up to $22.0 million in additional milestone payments from Schering AG as well as our share of the profits earned on sales of Vasovist worldwide.
     Known outflows, in addition to our ongoing research and development and general and administrative expenses, include the following: $35 million milestone payment to the former Predix shareholders, of which $20 million was paid on October 29, 2006 and the remaining $15 million is due on October 29, 2007 payable in shares of our stock if certain conditions are met or otherwise payable in cash; interest on our $100 million convertible notes at a rate of 3% payable semi-annually on June 15 and December 15; semi-annual royalties that we owe to MGH on sales by Bracco of MultiHance; a milestone payment of $2.5 million owed to Tyco/Mallinckrodt, which is dependent on the FDA’s approval of Vasovist; a share of profits due Tyco/Mallinckrodt on sales of Vasovist worldwide; and a royalty due MGH on our share of the profits of Vasovist worldwide.
     We estimate that cash, cash equivalents and marketable securities on hand as of September 30, 2006 will fund our operations at least through 2007. If holders of our convertible senior notes require redemption of the notes, we may be required to repay $100.0 million, plus accrued and unpaid interest, on June 15, 2011, 2014 and 2019 and upon certain other designated events under the notes, which include a change of control of us or termination of trading of our common stock on The NASDAQ Global Market. Our future liquidity and capital requirements will depend on numerous factors, including the following: the progress and scope of clinical and pre-clinical trials; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both U.S. and foreign governmental approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the extent to which our products, if any, gain market acceptance; the timing and costs of product introductions; the extent of our ongoing and new research and development programs; the costs of training physicians to become proficient with the use of our potential products; and, if necessary, once regulatory approvals are received, the costs of developing marketing and distribution capabilities.
     Because of anticipated spending for the continued development of our pre-clinical and clinical compounds, we do not expect positive cash flow from operating activities for at least the next several years.
     The following table, which has been adjusted to reflect changes since the filing of our contractual obligations table as set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, represents payments due under contractual obligations as of September 30, 2006:

		Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-term debt obligations, including interest payments	$115,000,000	$3,000,000	$6,000,000	$106,000,000	$—
Operating lease obligations	19,287,000	3,308,000	7,691,000	4,034,000	4,254,000
Capital lease obligations	135,000	54,000	81,000	—	—
Unconditional purchase obligations	930,000	930,000	—	—	—
Other long-term liabilities	2,905,000	245,000	420,000	280,000	1,960,000

Total	$138,257,000	$7,537,000	$14,192,000	$110,314,000	$6,214,000

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
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
     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would result in a decrease or increase in the fair market value of our total portfolio of approximately $85,000, respectively, at September 30, 2006.
ITEM 4. Controls and Procedures.
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
     There was no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
     From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations..

ITEM 1A. Risk Factors.
     In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in this quarterly report on Form 10-Q. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed above in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and elsewhere throughout this quarterly report on Form 10-Q. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.
     As a result of the consumation of our acquisition of Predix in August 2006, the risk factors below represent material changes from those presented in our Annual Report on Form 10-K, filed with the SEC on March 1, 2006, which represented only risk factors associated with EPIX’s business. We are subject to the following significant risks, among others:
Risks Related to our Business
Integrating our organization with Predix may divert management’s attention away from our operations and, if we are unsuccessful in integrating our companies, we may not be able to operate efficiently after the merger.
      Achieving the benefits of our merger with Predix will depend in part on the successful integration of our operations and personnel in a timely and efficient manner. The integration process requires coordination of different development, regulatory, administrative and commercial teams, and involves the integration of systems, applications, policies, procedures, business processes and operations. This may be difficult and unpredictable because of possible cultural conflicts and different opinions on scientific and regulatory matters. Problems in integrating financial reporting could result in control issues, including unplanned costs. Delays in successfully integrating and managing employee benefits could lead to dissatisfaction and employee turnover. In addition, the combination of our organizations may result in greater competition for resources and elimination of research and development programs that might otherwise be successfully completed, especially in light of the difference in our current imaging business and therapeutic business. If we cannot successfully integrate our operations and personnel, we may not realize the expected benefits of the merger. Moreover, the diversion of management’s attention and any difficulties encountered in the transition and integration process could result in delays in the companies’ clinical trial programs and could otherwise harm our business, financial condition and operating results.
We anticipate future losses and may never become profitable.
      Our future financial results are uncertain. We have experienced significant losses since we commenced operations in 1992. Our accumulated net losses as of September 30, 2006 were approximately $320.4 million. These losses have primarily resulted from expenses associated with our research and development activities, including pre-clinical studies and clinical trials, acquired in-process research and development from the merger with Predix and general and administrative expenses. We anticipate that our research and development expenses will remain significant in the future and we expect to incur losses over at least the next several years as we continue our research and development efforts, pre-clinical testing and clinical trials. In particular, we believe that we will be required to conduct additional clinical trials to obtain approval from the U.S. Food and Drug Administration (“FDA”) for any of our product candidates, including Vasovist, which trials would be expensive and which could contribute to our continuing to incur losses.
      In addition, as a result of our merger with Predix, our expenses may increase significantly as a result of the addition of our newly acquired therapeutic research and development and commercialization efforts. We expect to incur significant costs integrating our operations, product candidates and personnel with those of Predix, which cannot be estimated accurately at this time. These costs may include costs for:
•	conversion of information systems;

•	combining development, regulatory, manufacturing and commercial teams and processes;

•	reorganization of facilities; and

•	relocation or disposition of excess equipment.
      As a result, we cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the timeframe expected by investors our results of operations, the market price of our common stock may decline and consequently our business may not be sustainable.
We have never had a commercially available product in the United States and we may never succeed in developing marketable products.
      We have never had any product candidates receive regulatory approval for commercial sale in the United States and do not expect to have any commercial therapeutic products available in the United States for at least the next several years, if at all. In September 2006, results from our pivotal Phase 3 clinical trial of our PRX-00023 product candidate for generalized anxiety disorder demonstrated that PRX-00023 did not achieve a statistically significant improvement over placebo for the primary endpoint with respect to generalized anxiety disorder. Prior to obtaining results from this trial, PRX-00023 was our most advanced therapeutic drug candidate. Based on these trial results, however, we have discontinued our development efforts with respect to PRX-00023 in anxiety and currently are focusing our development efforts for this product candidate in depression. PRX-00023 has not been tested in patients with a primary diagnosis of major depression and will require significant further additional clinical testing for that indication. In addition, although our Vasovist imaging product has been approved for commercial sale in European Union, Australia, Switzerland, Iceland, Norway and Canada, and is currently being marketed in Europe by Schering AG (Germany), we have not obtained approval of Vasovist in the United States and do not expect any significant income or royalties as a result of sales of Vasovist for the foreseeable future. In August 2006, the FDA denied our formal appeal to approve Vasovist and suggested that that the safest path forward would be to conduct two new clinical trials for Vasovist. Accordingly, the approval of Vasovist by the FDA is subject to significant uncertainty and we may never obtain regulatory approval to market Vasovist in the United States.

      In addition to PRX-00023 and Vasovist, we have four other clinical-stage drug candidates in the United States: PRX-08066 for the treatment of two types of pulmonary hypertension, which are pulmonary hypertension associated with chronic obstructive pulmonary disease, in which we initiated a Phase 2 clinical trial in August 2006, and pulmonary arterial hypertension; PRX-03140 for the treatment of Alzheimer’s disease, which is expected to enter Phase 2 clinical trials in the fourth quarter of 2006; PRX-07034 for the treatment of obesity and cognitive impairment, which commenced Phase 1 clinical trials in June 2006; and EP-2104R, a contrast agent designed to enable the identification of blood clots using MRI, which completed a Phase 2a clinical trial in June 2006. Prior to the initiation of our Phase 2 clinical trial, PRX-08066 had never been tested in patients with pulmonary hypertension associated with chronic obstructive pulmonary disease and has never been tested in patients with primary pulmonary arterial hypertension. PRX-07034 has never been tested in patients with obesity or cognitive impairment. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage clinical development. For example, Sanofi-Aventis recently discontinued the development of its product candidate for the treatment of Alzheimer’s disease designed to target the 5-HT4 protein receptor due to lack of efficacy. This compound is believed to have the same mechanism of action as PRX-03140, was more advanced in clinical development and was more potent in in vitro assays. Accordingly, the results from the completed and ongoing studies and trials for our product candidates may not be predictive of the results we may obtain in later-stage clinical trials. In addition, Schering declined to exercise an option to exclusively license EP-2104R and, as a result, there is considerable uncertainty regarding the future clinical development plan of EP-2104R and depends upon many factors, including our ability to enter into a collaboration to continue the development of EP-2104R. If we are unable to find a new collaborative partner, we may bear the expenses of further clinical development ourselves, which expenses would be significant. If we are unable to develop one or more marketable products in the United States, or elsewhere, our results of operations, business and future prospects would be materially harmed.
If we are unable to obtain required regulatory approval of our product candidates, will be unable to market and sell our product candidates and our business will be materially harmed.
      Our existing product candidates and any other product candidates we may discover or acquire and seek to commercialize are subject to extensive regulation by the FDA and similar regulatory agencies in other countries relating to development, clinical trials, manufacturing and commercialization. In the United States and in many foreign jurisdictions, rigorous pre-clinical testing and clinical trials and an extensive regulatory review process must be successfully completed before a new product candidate can be sold. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. The time required to obtain approval by the FDA is unpredictable but typically exceeds five years following the commencement of clinical trials, depending upon many factors, including the complexity of the product candidate. We initiated clinical trials for PRX-08066, PRX-00023, PRX-03140 and PRX-07034 in May 2005, February 2004, December 2004 and June 2006, respectively, and thus far, these therapeutic product candidates have been studied in only a small number of patients. Early-stage clinical trials in small numbers of patients are often not predictive of results in later-stage clinical trials with a larger and more diverse patient population. Even product candidates with favorable results in late-stage pivotal clinical trials may fail to get approved for commercialization for many reasons, including:
•	Our failure to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for a particular indication;

•	Our inability to demonstrate that a product candidate’s benefits outweigh its risks;

•	Our inability to demonstrate that the product candidate presents a significant advantage over existing therapies;

•	the FDA’s or comparable foreign regulatory authorities’ disagreement with the manner in which we and our collaborators interpret the data from pre-clinical studies or clinical trials;

•	the FDA’s or comparable foreign regulatory authorities’ failure to approve our manufacturing processes or facilities or the processes or facilities of our collaborators; or

•	a change in the approval policies or regulations of the FDA or comparable foreign regulatory authorities.

      In addition, although Vasovist has been approved for use in various foreign countries, Vasovist has not been approved in the United States. In connection with a new drug application, or NDA, that we submitted for Vasovist in December 2003, we received an approvable letter from the FDA in January 2005 in which the FDA requested additional clinical trials prior to approval. In May 2005, we submitted a response to the FDA approvable letter, which was accepted by the FDA as a complete response in June 2005. In November 2005, the FDA provided us with a second approvable letter. Although no safety or manufacturing issues were raised in the second approvable letter, the second approvable letter indicated that at least one additional clinical trial and a re-read of images obtained in certain previously completed Phase 3 trials will be necessary before the FDA could approve Vasovist. We believe that these trials would require a substantial period of time to complete. We have had three meetings with the FDA since receiving the second approvable letter to discuss the path forward for Vasovist in the United States. After considering the parameters of the additional clinical trials requested by the FDA, we filed a formal appeal with the FDA asking the FDA to approve Vasovist and to utilize an advisory committee as part of the appeal process. In August 2006, the FDA denied our appeal and suggested that that the safest path forward would be to conduct two new clinical trials for Vasovist. We are currently evaluating several options with respect to next steps for Vasovist, including the option to appeal the FDA’s decision. The approval, timeliness of approval or labeling of Vasovist are subject to significant uncertainties related to a number of factors, including the process of reaching agreement with the FDA on the clinical data and on any clinical trial protocol required for regulatory approval of Vasovist, a re-read, or reanalysis, of images obtained from completed Phase 3 trials by a new group of radiologists, the timing and process of conducting any clinical trials that may be ultimately required if the appeal process ultimately ends in denial of our suggested path forward, obtaining the desired outcomes of any required clinical trials and the FDA’s review process and conclusions regarding any additional Vasovist regulatory submissions. We cannot assure you that the appeal process, including any appeal of the FDA’s August 2006 decision we may undertake, will be successful or that we will be able to reach agreement with the FDA on the design or clinical endpoints required for additional clinical trials or re-read of images from the completed Phase 3 trials that may be required if the appeal process ultimately ends in the denial of our suggested path forward. Further, we cannot assure you that any such agreed upon clinical trials will be feasible for us to conduct or whether such trials will be completed in a commercially reasonable timeframe, if at all. Any further clinical trials that are required could take several years to complete. If the FDA does not approve Vasovist, then we will not receive revenues based on sales of Vasovist in the United States. Even if ultimately approved, we do not expect revenues from the commercial sales of any of our product candidates, other than Vasovist, for at least several years.
      The relevant regulatory authorities may not approve any of our applications for marketing authorization relating to any of our product candidates, or additional applications for or variations to marketing authorizations that we may make in the future as to these or other product candidates. Among other things, we have had only limited experience in preparing applications and obtaining regulatory approvals. If approval is granted, it may be subject to limitations on the indicated uses for which the product candidate may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor safety or efficacy of the product candidate. If approval of an application to market product candidates is not granted on a timely basis or at all, or if we are unable to maintain our approval, our business may be materially harmed. It is possible that none of our product candidates or any other product candidates we may seek to develop in the future will ever obtain the appropriate regulatory approvals necessary for us to begin selling them, which would materially harm our business.
Our clinical trials may not yield results that will enable us to obtain regulatory approval for our product candidates.
      We will only receive regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the FDA or the applicable foreign regulatory agency, in well-designed and conducted clinical trials, that the product candidate is safe and effective and otherwise meets the appropriate standards required for approval for a particular indication. Clinical trials are lengthy, complex and extremely expensive processes with uncertain results. For example, results from our recently completed Phase 3 clinical trial of PRX-00023 in generalized anxiety disorder, which was designed to evaluate the efficacy of PRX-00023 as measured by the change from baseline in the Hamilton Rating Scale for Anxiety compared to placebo, demonstrated that PRX-00023 did not achieve a statistically significant improvement over placebo for the primary endpoint with respect to generalized anxiety disorder. Based on these results, we have discontinued our development efforts of PRX-00023 in anxiety. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals for our product candidates, including filing and prosecuting the applications necessary to gain approval by the FDA. Our NDA for Vasovist has not been, and may never be, approved by the FDA and we have not submitted an NDA to the FDA for any of our other product candidates. This limited experience may result in longer regulatory processes in connection with our efforts to obtain approval of our product candidates. With respect to both our current product candidates in human clinical trials and our research product candidates which may be suitable for testing in human clinical trials at some point in the future, we face risks including that:
•	the product candidate may not prove to be safe and efficacious;

•	the dosage form of the product candidate may not deliver reproducible amounts of product to patients;

•	patients may die or suffer other adverse effects for reasons that may or may not be related to the product candidate being tested;

•	the results of later-stage clinical trials may not confirm the positive results of earlier trials;

•	the results may not meet the level of statistical significance required by the FDA or other regulatory agencies for approval; and

•	the FDA or other regulatory agencies may require additional or expanded trials.

      Of the large number of product candidates in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization. For example, we have received two approvable letters from the FDA and have had three meetings with the FDA to discuss the path forward for Vasovist in the United States and we have filed a formal appeal of the FDA’s decision not to approve Vasovist without data from additional clinical trials. In August 2006, the FDA denied our appeal and suggested that that the safest path forward would be to conduct two new clinical trials for Vasovist. We are currently evaluating several options with respect to next steps for Vasovist, including the option to appeal the FDA’s decision. We cannot predict whether the entire appeals process or additional trials would be completed timely or successfully. If we fail to demonstrate the safety and efficacy of our product candidates, we will not be able to obtain the required regulatory approvals to commercialize these product candidates. The results from pre-clinical testing of a product candidate that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced-stage clinical trials. Our current product candidates and any other product candidates we may seek to develop in the future may never complete the clinical testing necessary to obtain the appropriate regulatory approvals for us to begin selling them.
If clinical trials for our product candidates are prolonged or delayed, we may be unable to commercialize our product candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales.
      We may encounter problems with our completed, ongoing or planned clinical trials for our product candidates that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing and planned clinical trials for our product candidates and negatively impact our ability to obtain regulatory approval for, and to enter into collaborations, market and/or sell, a particular product candidate, including our current clinical-stage product candidates:
•	conditions imposed on us by the FDA or any foreign regulatory authority regarding the scope or design of our clinical trials;

•	delays in obtaining, or our inability to obtain, required approvals from institutional review boards or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	delay in developing a clinical dosage form, insufficient supply or deficient quality of our product candidates or other materials necessary to conduct our clinical trials;

•	negative or inconclusive results from clinical trials, or results that are inconsistent with earlier results, that necessitate additional clinical study;

•	serious and/or unexpected product-related side effects experienced by subjects in clinical trials; or

•	failure of our third-party contractors or our investigators to comply with regulatory requirements or otherwise meet their contractual obligations to us in a timely manner.
      Regulatory authorities, clinical investigators, institutional review boards, data safety monitoring boards and the hospitals at which our clinical trials are conducted all have the power to stop our clinical trials prior to completion. In addition, the number and complexity of clinical trials needed to achieve regulatory approval for our therapeutic drug candidates, including but not limited to PRX-00023, our product candidate for the treatment of depression, and PRX-03140, our product candidate for the treatment of Alzheimer’s disease, could be significant. Achieving primary efficacy endpoints in depression and anxiety trials is difficult due to the significant placebo effect commonly observed in trials in these patient populations. For example, results from our recently completed Phase 3 clinical trial of PRX-00023 demonstrated that the product candidate did not achieve a statistically significant improvement over placebo for the primary endpoint with respect to generalized anxiety disorder. Based on these results, we have discontinued our development efforts with respect to PRX-00023 in anxiety and expect to focus our efforts with respect to PRX-00023 in depression. In addition, we must also submit the results of a two-year carcinogenicity study of PRX-00023 prior to its approval. We have not yet initiated this study and intend to conduct this study prior to submitting an NDA to the FDA. If the clinical development of PRX-00023 is delayed as a result of these matters, additional requirements set forth by the FDA, including requirements related to confirming the correct dose for PRX-00023, or otherwise, the time and cost of the development of PRX-00023 could increase significantly.

      Our clinical trials for our product candidates may not begin as planned, may need to be restructured, and may not be completed on schedule, if at all. For example, in September 2001, after discussions with the FDA, we expanded our initial target indication for Vasovist from one specific body region, the aortoiliac region, to a broader indication that included the entire body’s vascular system, except for the heart. This expansion required us to add two new clinical trials to our then existing Phase 3 clinical trial program. This change to the Phase 3 clinical trial program and the associated delay in the startup of new clinical centers resulted in an approximate 15-month delay in our NDA submission and an increase in costs associated with the program. In addition, because Schering AG decided not to exercise its option to exclusively license EP-2104R, which recently completed a Phase 2a clinical trial, we intend to pursue a collaboration for the continued development of EP-2104R with other potential partners. If we are unable to find a new collaborative partner, we will discontinue further clinical development of EP-2104R. Delays in clinical trials may result in increased development costs for our product candidates. In addition, if our clinical trials for our product candidates are delayed, our competitors may be able to bring product candidates to market before we do and the commercial viability of our product candidates could be significantly reduced.
If we encounter difficulties enrolling subjects in our clinical trials for our product candidates, or subjects drop out of trials in progress for our product candidates, our trials could be delayed or otherwise adversely affected.
      The timing of completion of clinical trials is dependent in part upon the rate of enrollment of patients. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competitive clinical trials, and the availability of alternative treatments. Delays in planned patient enrollment may result in increased costs and prolonged clinical development. In addition, patients may withdraw from a clinical trial for a variety of reasons. If we fail to accrue and maintain the number of patients into one of our clinical trials for which the clinical trial was designed, the statistical power of that clinical trial may be reduced which would make it harder to demonstrate that the product candidates being tested in such clinical trial are safe and effective. We may not be able to enroll a sufficient number of qualified patients in a timely or cost-effective manner. For example, we experienced difficulty in enrolling healthy elderly volunteers in our Phase 1 clinical trial for PRX-03140. Any future delays in patient enrollment could result in increased costs and longer development times. Enrollment of patients in our clinical trials for our product candidates is affected by many factors, including:
•	the limited size of the patient population and the availability of commercial products for certain target indications, including pulmonary arterial hypertension and pulmonary hypertension associated with chronic obstructive pulmonary disease;

•	the nature and design of the trial protocol;

•	the proximity of patients to clinical sites;

•	the availability of other effective treatments for the relevant disease (whether approved or experimental);

•	the eligibility criteria for enrollment in our clinical trials;

•	perceived risks and benefits of the product candidate under study; and

•	competing studies or trials.
      In addition, the FDA could require us to conduct clinical trials with a larger number of subjects than we have projected for any of our product candidates. If we have difficulty enrolling or retaining a sufficient number of patients to participate and complete our clinical trials for our product candidates as planned, we may need to delay or terminate ongoing or planned clinical trials. Delays in enrolling patients in these clinical trials or the withdrawal of subjects enrolled in these clinical trials would adversely affect our ability to develop and seek approval for our product candidates, could delay or eliminate our ability to generate product candidates and revenue and could impose significant additional costs on us.

Our therapeutic product candidates are currently unformulated.
      All of our therapeutic product candidates, including PRX-08066, PRX-00023, PRX-03140 and PRX-07034, are currently unformulated. The lack of an optimized and commercially-viable formulation during clinical trials may have a significant impact in the overall development and commercialization of these therapeutic product candidates, including:
•	the current dosage may not provide reproducible amounts of product;

•	the pharmaceutical development of a commercially viable formulation may add significant cost and time to our clinical development programs for therapeutics;

•	additional trials may be required if the new formulation is not bioequivalent to formulations already used in clinical trials;

•	future clinical trials may be delayed in order to identify, develop, optimize, manufacture and certify a commercially viable formulation; and

•	regulatory filings, and/or commercial launch may be delayed due to the lack of a commercial process for cGMP manufacturing of the new formulation.
      The occurrence of any of the foregoing could materially harm our business.
Failure to comply with foreign regulatory requirements governing human clinical trials and marketing approval for our product candidates could prevent us from selling our product candidates in foreign markets, which may adversely affect our operating results and financial condition.
      The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement for marketing our product candidates outside the United States vary greatly from country to country and may require additional testing. Although the use of Vasovist has been approved in the European Union, as well as Canada, Iceland, Norway, Switzerland and Australia, we have no experience in obtaining foreign regulatory approvals for our other product candidates. The time required to obtain approvals outside the United States may differ from that required to obtain FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to develop foreign markets for our product candidates.
Our product candidates will remain subject to ongoing regulatory requirements even if they receive marketing approval, and if we fail to comply with requirements, we could lose these approvals and the sale of any approved commercial products could be temporarily or permanently suspended.
      Even if we receive regulatory approval to market a particular product candidate, the product will remain subject to extensive regulatory requirements, including requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping. In addition, as clinical experience with a product expands after approval because it is typically used by a greater number of patients after approval than during clinical trials, side effects and other problems may be observed after approval that were not seen or anticipated during pre-approval clinical trials. We are required to maintain pharmacovigilance systems for collecting and reporting information concerning suspected adverse reactions to our product candidates. In response to pharmacovigilance reports, regulatory authorities may initiate proceedings to revise the prescribing information for our product candidates or to suspend or revoke our marketing authorizations. Procedural safeguards are often limited, and marketing authorizations can be suspended with little or no advance notice. Both before and after approval of a product, quality control and manufacturing procedures must conform to cGMP. Regulatory authorities, including the EMEA and the FDA, periodically inspect manufacturing facilities to assess compliance with cGMP. Accordingly, we and our contract manufacturers will need to continue to expend time, funds, and effort in the area of production and quality control to maintain cGMP compliance. If we fail to comply with the regulatory requirements of the FDA, the EMEA and other applicable U.S. and foreign regulatory authorities or previously unknown problems with any approved commercial products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions or other setbacks, including:
•	restrictions on the products, manufacturers or manufacturing processes;

•	warning letters;

•	civil or criminal penalties;

•	fines;

•	injunctions;

•	product seizures or detentions;

•	import bans;

•	product recalls and related publicity requirements;

•	unanticipated expenditures;

•	total or partial suspension of production; and

•	refusal to approve pending applications for marketing approval of new products or supplements to approved applications.

      The imposition on us of any of the foregoing could materially harm our results of operations. In addition to regulations adopted by the EMEA, the FDA, and other foreign regulatory authorities, we are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other federal, state, and local regulations.
We are focusing our therapeutic product discovery and development efforts on G-Protein Coupled Receptor and ion channel-targeted product candidates, which have historically had a high incidence of adverse side effects.
      Despite commercial success, many G-Protein Coupled Receptor, or GPCR, and ion channel-targeted products have been associated with a high incidence of adverse side effects due in part to poor selectivity in binding to their target protein, resulting in also binding to other “off-target” proteins. We believe we are designing our therapeutic product candidates to be highly selective and as a result to have a favorable side-effect profile. However, all of our therapeutic product candidates are in early stages of development, and although our clinical therapeutic product candidates have to date exhibited acceptable side-effect profiles in clinical trials in a limited number of subjects, we cannot assure you that these results will be repeated in larger-scale trials. If serious side effects occur in later-stage clinical trials of our therapeutic product candidates, we may not receive regulatory approval to commercialize them. Even if any of our therapeutic product candidates receive regulatory approval, if they do not exhibit a more favorable side-effect profile than existing therapies, our competitive position could be substantially diminished.
The application of our in silico therapeutic product discovery technology and approach may be limited to a subset of therapeutically useful proteins, which may reduce the opportunities to develop and commercialize product candidates against other important therapeutic targets.
      To date, our technology and approach has generated clinical therapeutic product candidates, including PRX-00023, PRX-03140, PRX-08066 and PRX-07034, which mimic the activity of a small molecule, serotonin, within a class of GPCR proteins known as serotonergic receptors. The activity is achieved through binding of the ligand, serotonin, to a particular region of the protein that spans the cell membrane. These GPCRs and mechanisms of interaction represent a small subset of all known therapeutically-relevant GPCRs. The application of our in silico technology to other known therapeutically-relevant GPCR targets based on large molecule ligands and other interactions is unknown. Ion channels can consist of multiple protein subunits that have complex and subtle mechanisms of activation and inactivation. Therefore, it may be difficult to apply our proprietary product discovery technology to small-molecule ion channel targets.
      Although we believe that the in silico technology platform can be utilized and developed to discover such small molecules, we cannot ensure that our in silico technology and approach will generate clinical candidates for all GPCRs and ion channels that are important targets for therapeutic intervention.
We expect that our agreement with Amgen Inc. will provide us with a substantial portion of our future revenues.
      We expect that a substantial portion of our future revenues will be generated from our collaboration agreement with Amgen, Inc. If Amgen were to terminate this agreement, fail to meet its obligations or otherwise decrease its commitment thereunder, our future revenues could be materially adversely affected and the development and commercialization of our S1P1 therapeutic drug candidates would be interrupted. In addition, if we and Amgen do not achieve some or any of the development and regulatory milestones, or Amgen does not achieve certain net sales thresholds as set forth in the agreement, we will not fully realize the expected benefits of the agreement. Further, the achievement of the various milestones under the agreement depend on factors that are outside of our control and most are not expected for several years, if at all. Our receipt of revenues under our agreement with Amgen will be directly affected by the level of efforts of Amgen and we cannot control whether Amgen will devote sufficient resources to development or commercialization of the technology under the agreement or whether Amgen will elect to pursue the development or commercialization of alternative products or services. Disagreements with Amgen could delay or terminate the continued development and commercialization of the licensed products by Amgen or result in litigation, any of which could have a material adverse affect on our business, financial condition and results of operations overall. If our agreement with Amgen is terminated prior to expiration, we would be required to enter into other strategic relationships or find alternative ways of continuing our S1P1 program. We cannot assure you that we would be able to enter into a similar agreement with another company with sufficient product development capabilities to commercialize this technology, and its failure to do so could materially and adversely affect our ability to generate revenues.

We depend on our strategic collaborators for support in product development and the regulatory approval process for our product candidates and, if approved, product marketing.
      Our product development programs and potential regulatory approval and commercialization of our product candidates will require substantial additional cash to fund expenses. Our strategy includes collaborating with a leading pharmaceutical, biotechnology or other companies to assist us in further developing and potentially commercializing our product candidates requiring large commercial sales and marketing infrastructures. We may also seek to enter into such collaborations for our other product candidates, especially for target indications in which the potential collaborator has particular expertise or that involve a large, primary care market that must be served by large sales and marketing organizations. We face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to enter into any such collaboration on terms that are acceptable to us, or at all. If that were to occur, we may have to curtail the development of a particular product candidate, reduce or delay one or more of our development programs or potential commercialization, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development, potential regulatory approval or commercialization activities on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not obtain sufficient funds, we will not be able to complete clinical development of our product candidates or bring our product candidates to market. For instance, in May 2006, we concluded a research collaboration with Schering AG for the development of certain potential imaging product candidates. We are in discussions, and expect to continue discussions, with Schering AG regarding the disposition of the research products under this research collaboration. While the research agreement is separate from our agreement with Schering AG relating to Vasovist, we cannot predict how the disposition or winding down of the individual research programs will occur, or whether we will be able to take forward any of these research programs ourselves or find alternative partners for these programs. In addition, on July 12, 2006, Schering AG notified us that it decided not to exercise its option to exclusively license EP-2104R. As a result, we intend to pursue a collaboration for the continued development of EP-2104R with new potential partners, who may negotiate provisions that allow them to terminate their agreements with us prior to the expiration of the negotiated term under certain circumstances.
      In addition, we depend, and expect to continue to depend, on strategic collaborators for support in a variety of other activities including manufacturing, marketing and distribution of our product candidates in the United States and abroad, when, and if, the FDA and corresponding foreign agencies approve our product candidates for marketing. Further, our receipt of revenues from strategic alliances is affected by the level of efforts of our collaborators. Our collaborators may not devote the resources necessary to complete development and commence marketing of a product candidate in their respective territories, or they may not successfully market product candidates. We are substantially dependent upon Schering AG to commercialize Vasovist, our lead imaging product candidate, in the United States and Europe, and Tyco/Mallinckrodt to manufacture Vasovist. Schering and Tyco/Mallinckrodt currently manufacture imaging agents for other technologies that will compete against Vasovist, and Schering AG will be responsible for setting the price of the product candidate worldwide. Accordingly, Schering AG may not set prices in a manner that maximizes revenues for us. In addition, Bayer AG recently extended an offer to acquire all of the outstanding shares of Schering AG. If the strategy of Bayer AG and Schering AG after the acquisition differs from that of Schering AG’s current strategy with respect to the marketing of Vasovist, our expectations regarding the marketing of Vasovist could be negatively impacted which could have a material adverse effect on our imaging business. If Schering AG or any other third-party collaborator were to terminate its agreements with us or any third-party collaborator otherwise fails to perform its obligations under our collaboration or to complete them in a timely manner, we could lose significant revenue.
Our competitors may develop products that are less expensive, safer or more effective, which may diminish or eliminate the commercial success of any future products that we may commercialize.
      Competition in the pharmaceutical and biotechnology industries is intense and expected to increase. We face competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies engaged in product discovery activities or funding, both in the United States and abroad. Some of these competitors have therapeutic products or are pursuing the development of therapeutic product candidates that target the same diseases and conditions that are the focus of our clinical-stage therapeutic product candidates, including the following:
•	PRX-00023. If approved, PRX-00023, the product candidate we are developing for the treatment of depression, will compete with approved products from such pharmaceutical companies as Forest Laboratories, GlaxoSmithKline, Pfizer and Wyeth, and may compete with several therapeutic product candidates in clinical development from other companies, including Eli Lilly and MediciNova. We believe that there are over 45 therapeutic product candidates in clinical trials or that have been submitted for approval for the treatment of depression.

•	PRX-03140. If approved, PRX-03140, the product candidate we are developing for the treatment of Alzheimer’s disease, will compete with approved products from such pharmaceutical companies as Forest Laboratories, Johnson & Johnson, Novartis and Pfizer, and may compete with several therapeutic product candidates in clinical development from other companies, including Myriad Genetics and Neurochem. We believe that there are over 50 therapeutic product candidates in clinical trials for the treatment of Alzheimer’s disease.

•	PRX-08066. If approved, PRX-08066, the product candidate we are developing for the treatment of pulmonary hypertension, will compete with approved products from such pharmaceutical companies as Actelion, CoTherix, GlaxoSmithKline, Pfizer and United Therapeutics, and may compete with several therapeutic product candidates in clinical development by other companies such as Encysive Pharmaceuticals and Myogen. We believe that there are approximately ten therapeutic product candidates in clinical trials or that have been submitted for approval for the treatment of pulmonary arterial hypertension and/or pulmonary hypertension associated with chronic obstructive pulmonary disease.

•	PRX-07034. If approved for the treatment of obesity, PRX-07034 will compete with approved products from such pharmaceutical companies as Abbott Laboratories and Roche, and may compete with several therapeutic product candidates in clinical development by other companies, such as Sanofi-Aventis and Arena Pharmaceuticals. We believe that there are over 30 therapeutic product candidates in clinical trials for the treatment of obesity. If approved for the treatment of cognitive impairment (associated with Alzheimer’s disease or schizophrenia), PRX-07034 will compete with approved products from such pharmaceutical companies as Forest Laboratories, Johnson & Johnson, Novartis and Pfizer, and may compete with several therapeutic product candidates in clinical development from other companies, including GlaxoSmithKline and Saegis Pharmaceuticals. We believe that there are over 50 therapeutic product candidates in clinical trials for the treatment of cognitive impairment associated with Alzheimer’s disease or schizophrenia.

      Many patents covering commercial therapeutic products for these indications will expire within the next four to nine years, which will result in greater competition in these indications resulting from companies producing generic versions of the commercial products. Many of our competitors have therapeutic products that have been approved or are in advanced development and may develop superior technologies or methods to identify and validate therapeutic product targets and to discover novel small-molecule products. Our competitors may also develop alternative therapies that could further limit the market for any therapeutic products that we may develop.
      In addition, there are a number of general use MRI agents approved for marketing in the United States, and in certain foreign markets that, if used or developed for magnetic resonance angiography, are likely to compete with Vasovist. Such products include Magnevist and Gadovist by Schering AG, Dotarem by Guerbet, S.A., Omniscan by GE Healthcare, ProHance and MultiHance by Bracco and OptiMARK by Tyco/Mallinckrodt. We are aware of five agents under clinical development that have been or are being evaluated for use in magnetic resonance angiography: Schering AG’s Gadomer and SHU555C, Guerbet’s Vistarem, Bracco’s B-22956/1, Ferropharm’s Code VSOP-C184, and Advanced Magnetics’ Ferumoxytol. Moreover, there are several well-established medical imaging methods that currently compete and will continue to compete with MRI, including digital subtraction angiography, which is an improved form of X-ray angiography, computed tomography angiography, nuclear medicine and ultrasound, and there are companies that are actively developing the capabilities of these competing methods to enhance their effectiveness in vascular system imaging.
      We cannot assure you that our competitors will not succeed in the future in developing therapeutic or imaging products that are more effective than any that we are developing. We believe that our ability to compete in developing commercial products depends on a number of factors, including the success and timeliness with which we complete FDA trials, the breadth of applications, if any, for which our product candidates receive approval, and the effectiveness, cost, safety and ease of use of our product candidates in comparison to the products of our competitors. In addition, these companies may be more successful than we are in developing, manufacturing and marketing their imaging products. In addition, many of our competitors and their collaborators have substantially greater capital, research and development resources, manufacturing, sales and marketing experience and capabilities. Smaller companies also may prove to be significant competitors, particularly through proprietary research discoveries and collaboration arrangements with large pharmaceutical and established biotechnology companies. Our competitors, either alone or with their collaborators, may succeed in developing products that are more effective, safer, more affordable or more easily administered than our product candidates and may achieve patent protection or commercialize product candidates sooner than us. Any inability to compete successfully on our part will have a materially adverse impact on our business and operating results.
If the market does not accept our technology and product candidates, we may not generate sufficient revenues to achieve or maintain profitability.
      The commercial success of our product candidates, even if approved for marketing by the FDA and corresponding foreign agencies, depends on their acceptance by the medical community and third-party payors as clinically useful, cost-effective and safe. Market acceptance, and thus sales of our products, will depend on several factors, including:
•	safety;

•	cost-effectiveness relative to alternative therapies, methods or products;

•	availability of third-party reimbursement;

•	ease of administration;

•	clinical efficacy; and

•	availability of competitive products.
      If any of our product candidates, when and if commercialized, do not achieve market acceptance, we may not generate sufficient revenues to achieve or maintain profitability.

      In addition, market acceptance of our imaging product candidates will also depend on our ability and that of our strategic partners to educate the medical community and third-party payors about the benefits of diagnostic imaging with Vasovist-enhanced magnetic resonance angiography compared to imaging with other technologies. While contrast agents are currently used in an estimated 25% to 35% of all MRI exams, there are no MRI agents approved by the FDA for vascular imaging. Furthermore, clinical use of magnetic resonance angiography has been limited and use of magnetic resonance angiography for some vascular disease imaging has occurred mainly in research and academic centers. Vasovist represents a new approach to imaging the non-coronary vascular system, and market acceptance both of magnetic resonance angiography as an appropriate imaging technique for the non-coronary vascular system, and of Vasovist, is critical to our success.
We may not be able to keep up with the rapid technological change in the biotechnology and pharmaceutical industries, which could make any of our future approved therapeutic products obsolete and reduce our revenue.
      Biotechnology and related pharmaceutical technologies have undergone and continue to be subject to rapid and significant change. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies. We believe that our proprietary therapeutic product discovery technology and approach enables structure-based discovery and optimization of certain GPCR and ion channel-targeted drug candidates. However, our competitors may render our technologies obsolete by advances in existing GPCR and ion channel-targeted drug discovery approaches or the development of new or different approaches. In addition, any future therapeutic products that we develop, including our clinical-stage therapeutic product candidates, PRX-08066, PRX-00023, PRX-03140 and PRX-07034, may become obsolete before we recover expenses incurred in developing those therapeutic product candidates, which may require that us to raise additional funds to continue our operations.
We are currently focusing our imaging development efforts primarily on Vasovist and will have limited prospects for successful imaging operations if it does not prove successful.
      Since the merger with Predix, we are focusing our imaging development efforts on our lead imaging product candidate, Vasovist. Accordingly, we have decided to cease work on our research projects related to imaging and are seeking a partner to continue development of EP-2104R. We are no longer allocating resources to any imaging research or clinical programs other than the efforts required to continue to pursue FDA approval of Vasovist. Our efforts may not lead to commercially successful imaging products for a number of reasons, including the inability to be proven safe and effective in clinical trials, the lack of regulatory approvals or obtaining regulatory approvals that are narrower than we seek, inadequate financial resources to complete the development and commercialization of our imaging product candidates or their lack of acceptance in the marketplace.
Our product candidates require significant biological testing, pre-clinical testing, manufacturing and pharmaceutical development expertise and investment. We rely primarily on external partners to complete these activities.
      We have limited in-house biological and pre-clinical testing capabilities. Therefore, we rely heavily on third parties to perform in vitro potency, in vivo functional efficacy, animal toxicology and pharmacokinetics testing prior to advancing our product candidates into clinical trials. We also do not have internal expertise to formulate our therapeutic product candidates. In addition, we do not have, nor do we currently have plans to develop, full-scale manufacturing capability for any of our products candidates, including Vasovist. We currently rely solely on Johnson Matthey Pharma Services for our therapeutic product substance manufacturing and testing, and solely on Aptuit, Inc. for our therapeutic product manufacturing and testing. Although we believe that we could replace these suppliers on commercially reasonable terms, if any of these third parties fail to fulfill their obligations to us or do not successfully compete the testing in a timely or acceptable manner, our therapeutic product development efforts could be negatively impacted and/or delayed. We rely on, and we intend to continue to rely on, Tyco/Mallinckrodt as the primary manufacturer of Vasovist for any future human clinical trials and commercial use. Together with Schering AG, we are considering alternative manufacturing arrangements for Vasovist for commercial use, including the transfer of manufacturing to Schering AG. In the event that Tyco/Mallinckrodt fails to fulfill its manufacturing responsibilities satisfactorily, Schering AG has the right to purchase Vasovist from a third party or to manufacture the compound itself. However, either course of action could materially delay the manufacture and development of Vasovist. Schering AG may not be able to find an alternative manufacturer. In addition, Schering AG may not be able to manufacture Vasovist itself in a timely manner or in sufficient quantities. If we experience a delay in manufacturing of Vasovist or any of our product candidates, it could result in a delay in their clinical testing, approval or commercialization and have a material adverse effect on our business, financial condition and results of operations.
Operational Risks
We have never generated positive cash flow, and if we fail to generate revenue, it will have a material adverse effect on our business.
      To date, we have received revenues from payments made under licensing, royalty arrangements and product development and marketing agreements with strategic collaborators. In particular, our revenue for the nine months ended September 30, 2006 was $4.4 million and consisted of $2.4 million of product development revenue from Schering AG and CFFT, $1.3 million of royalty revenue related to the Bracco and Schering AG agreements, and $0.7 million of license fee revenue related to the Schering AG, Amgen, Tyco/Mallinckrodt and CFFT strategic collaborations and Bracco agreements. In addition to these sources of revenue, we have financed our operations to date through public stock and debt offerings, private sales of equity securities and equipment lease financings.

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
      Since inception, we have funded our operations primarily through our public offerings of common stock, private sales of equity securities, debt financing, equipment lease financings, product development revenue, and royalty and license payments from our strategic partners. Although we believe that we have adequate funding to fund our operations through 2007, we may need to raise substantial additional funds for research, development and other expenses through equity or debt financings, strategic alliances or otherwise. Our future liquidity and capital requirements will depend upon numerous factors, including the following:
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
      Based on our current plans, expense rates, targeted timelines and our view regarding acceptance of Vasovist in the marketplace, we estimate that cash, cash equivalents and marketable securities on hand as of September 30, 2006 will fund our operations through March 31, 2008. If, however, we consider other opportunities, change our planned activities or are required to pay the remaining $15.0 portion of the milestone payment in connection with the Predix merger to Predix security holders in cash, we will require additional funding before currently expected.
If we are unable to attract and retain key management and other personnel, it would hurt our ability to compete.
      Our future business and operating results depend in significant part upon our ability to attract and retain qualified directors, senior management and key technical personnel. Michael G. Kauffman, M.D., Ph.D., Andrew C.G. Uprichard, M.D. and Kimberlee C. Drapkin, C.P.A., our Chief Executive Officer, President and Chief Financial Officer, respectively, are expected to play key roles moving forward. There can be no assurance that we will be able to retain Dr. Kauffman, Dr. Uprichard, Ms. Drapkin or any of our other key management and scientific personnel. For example, effective October 23, 2006, Silvia Noiman, our Senior Vice President of Pipeline Management and General Manager Israel, resigned, and Oren Becker, our Chief Scientific Officer, has been appointed to oversee Israeli operations until such time as we can identify a successor. Our inability to attract and retain qualified individuals to these positions and others, the loss of any of our key management and other personnel, or their failure to perform their current positions could have a material adverse effect on our business, financial condition and results of operations, and our ability to achieve our business objectives or to operate or compete in our industry may be seriously impaired. Competition for personnel is intense and we may not be successful in attracting or retaining such personnel. If we were to lose these employees to our competition, we could spend a significant amount of time and resources to replace them, which would impair our research and development or commercialization efforts.
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
We rely on third parties to conduct our clinical trials, and those third-parties may not perform satisfactorily, including failing to meet established deadlines for the completion of such trials.
      We do not have the ability to independently conduct clinical trials for our product candidates, and we rely on third parties such as contract research organizations, medical institutions and clinical investigators to enroll qualified patients and conduct our clinical trials. Our reliance on these third parties for clinical development activities reduces our control over these activities. Accordingly, these third-party contractors may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our trial design. To date, we believe our contract research organizations and other similar entities with which we are working have performed well. However, if these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be required to replace them. Although we believe that there are other third-party contractors we could engage to continue these activities, it may result in a delay of the affected trial. Accordingly, our efforts to obtain regulatory approvals for and commercialize our product candidates may be delayed.
If we fail to get adequate levels of reimbursement from third-party payors for our product candidates after they are approved in the United States and abroad, we may have difficulty commercializing our product candidates.
      We believe that reimbursement in the future will be subject to increased restrictions, both in the United States and in foreign markets. We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by us. These third-party payors are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage on which drugs they will pay for and the amounts that they will pay for new products. As a result, they may not cover or provide adequate payment for our products. We might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. There can be no assurance, in either the United States or foreign markets, that third-party reimbursement will be available or adequate, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation, or reimbursement policies of third-party payors will not otherwise adversely affect the demand for our product candidates or our ability to sell our product candidates on a profitable basis. The unavailability or inadequacy of third-party payor coverage or reimbursement could have a material adverse effect on our business, financial condition and results of operations.

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
      We could be adversely affected by changes in reimbursement policies of governmental or private healthcare payors, particularly to the extent any such changes affect reimbursement for procedures in which our product candidates would be used. U.S. and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. For example, in some foreign markets, the government controls the pricing of prescription pharmaceuticals. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental controls. In addition, recent changes in the Medicare program and increasing emphasis on managed care in the United States will continue to put pressure on pharmaceutical product pricing. Cost control initiatives could decrease the price that we would receive for any products in the future, which would limit our revenue and profitability. Accordingly, legislation and regulations affecting the pricing of pharmaceuticals might change before our product candidates are approved for marketing. Adoption of such legislation could further limit reimbursement for pharmaceuticals.
We deal with hazardous materials and must comply with environmental laws and regulations, which can be expensive and restrict how we do business.
      The nature of our research and development processes requires the use of hazardous substances and testing on certain laboratory animals. Accordingly, we are subject to extensive federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes as well as the use of and care for laboratory animals. Although we are not currently, nor have we been, the subject of any investigations by a regulatory authority, we cannot assure you that we will not become the subject of any such investigation. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials.
      In the event of an accident, state or federal authorities may curtail our use of these materials and interrupt our business operations. In addition, we could be liable for any civil damages that result, which may exceed our financial resources and may seriously harm our business. Due to the small amount of hazardous materials that we generate, we have determined that the cost to secure insurance coverage for environmental liability and toxic tort claims far exceeds the benefits. Accordingly, we do not maintain any insurance to cover pollution conditions or other extraordinary or unanticipated events relating to our use and disposal of hazardous materials. Additionally, an accident could damage, or force us to shut down, our operations. In addition, if we develop a manufacturing capacity, we may incur substantial costs to comply with environmental regulations and would be subject to the risk of accidental contamination or injury from the use of hazardous materials in our manufacturing process. Furthermore, current laws could change and new laws could be passed that may force us to change our policies and procedures, an event which could impose significant costs on us.
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

Political and military instability and other factors may adversely affect our operations in Israel.
      We have significant operations in Israel and regional instability, military conditions, terrorist attacks, security concerns and other factors in Israel may directly affect these operations. Our employees in Israel are primarily computational chemists and are responsible for the computational chemistry for all of our therapeutic discovery stage programs. Accordingly, any disruption in our Israeli operations could adversely affect our ability to advance our therapeutic discovery stage programs into clinical trials. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel, and in particular since 2000, there has been an increased level of violence between Israel and the Palestinians. Any armed conflicts or political instability in the region could harm our operations in Israel. In addition, many of our employees in Israel are obligated to perform annual military reserve duty, and, in the event of a war, military or other conflict, our employees could be required to serve in the military for extended periods of time. Our operations could be disrupted by the absence for a significant period of time of one or more of our key employees or a significant number of our other employees due to military service. Furthermore, several countries restrict business with Israel and Israeli companies, and these restrictive laws and policies could harm our business.
We depend on exclusively licensed technology from Ramot at Tel Aviv University Ltd. and the Massachusetts General Hospital and, if we lose either of these licenses, it is unlikely we could obtain such technology elsewhere, which would have a material adverse effect on our business.
      Our proprietary drug discovery technology and approach is in part embodied in technology that we license from Ramot at Tel Aviv University Ltd., the technology transfer company of Tel Aviv University. All of our current clinical-stage therapeutic drug candidates, PRX-00023, PRX-03140, PRX-08066 and PRX-07034, were, at least in part, identified, characterized or developed using the licensed technology. We are required to make various payments to Ramot, as and when rights to any such drug candidates are ever sublicensed or any such drug candidates are commercialized. Because we have an ongoing obligation to pay annual minimum royalties to Ramot and the license expires upon the expiration of such obligation, the license may not expire. The license may, however, be terminated upon a breach by us or our bankruptcy. In addition, two of our employees, Oren Becker, Chief Scientific Officer, and Sharon Shacham, Vice President, Product Leader, were inventors of the technology that we license from Ramot. We believe that Ramot shares a portion of any royalty income received with the respective inventors and, accordingly, these employees receive a portion of the amounts we pay Ramot. In addition, under the terms of a license agreement that we have with MGH, we are the exclusive licensee to certain imaging technology, which relates to royalties we receive and to Vasovist. The license agreement imposes various commercialization, sublicensing, royalty and other obligations on us. The license agreement expires on a country-by-country basis when the patents covered by the license agreement expire. For example, the patents covered by this license agreement are currently expected to expire in November 2006, although the life of these patents may be extended. One of these patents has been extended through Supplementary Protection Certificates for Primovist through May 2011 in certain European countries. The license agreement does not contain a renewal provision. If we fail to comply with our obligations under either of these license agreements, the respective license could convert from exclusive to nonexclusive, or terminate entirely. It is unlikely that we would be able to obtain the technology licensed under either of these agreements elsewhere. Any such event would also mean that, with respect to our MGH license, we would not receive royalties from Bracco for MultiHance or Schering AG for Primovist and that we or Schering AG could not sell Vasovist and, with respect to our Ramot license, that we would not be able to sublicense or commercialize any of our current clinical- stage therapeutic drug candidate, either of which would have a material adverse effect on our business and our financial condition and results of operations.
Intellectual Property Risks
We depend on patents and other proprietary rights, and if they fail to protect our business, we may not be able to compete effectively.
      The protection of our proprietary technologies is material to our business prospects. We pursue patents for our product candidates in the United States and in other countries where we believe that significant market opportunities exist. We own or have an exclusive license to patents and patent applications on aspects of our core technology as well as many specific applications of this technology. These patents relate to MRI signal generation technology, Vasovist, EP-2104R and our other research projects and include method of use patents. Some of our patents related to Vasovist will expire in 2006. Other patents related to Vasovist will not expire until 2015. Protection for Vasovist manufacturing processes in the United States will not expire until 2017. Patents related to certain methods of using Vasovist will not expire until 2021. A patent related to EP-2104R will not expire until 2022. If all of our pending patent applications issue with claims substantially similar to those currently set forth in such applications, further patent protection for EP-2104R may not expire until 2022. As of October 27, 2006, our patent portfolio included a total of 17 issued U.S. patents, 113 issued foreign patents, one allowed U.S. patent awaiting issuance, and 245 pending patent applications in the U.S. and other countries with claims covering the composition of matter and methods of use for all of our clinical-stage product candidates. We also exclusively license technology embodied in patent applications from Ramot at Tel Aviv University Ltd., the technology transfer company of Tel Aviv University. Physiome Sciences, Inc., a predecessor of Predix, received U.S. Patent 5,947,899, which covers a computational system and method for modeling the heart. This patent expires in 2016. Even though we hold numerous patents and have made numerous patent applications, because the patent positions of pharmaceutical and biopharmaceutical firms, including our patent positions, generally include complex legal and factual questions, our patent positions remain uncertain. For example, because most patent applications are maintained in secrecy for a period after filing, we cannot be certain that the named applicants or inventors of the subject matter covered by our patent applications or patents, whether directly owned or licensed to us, were the first to invent or the first to file patent applications for such inventions. Third parties may oppose, challenge, infringe upon, circumvent or seek to invalidate existing or future patents owned by or licensed to us. A court or other agency with jurisdiction may find our patents invalid, not infringed or unenforceable and we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future. Even if we have valid patents, these patents still may not provide sufficient protection against competing products or processes. If we are unable to successfully protect our proprietary methods and technologies, or if our patent applications do not result in issued patents, we may not be able to prevent other companies from practicing our technology and, as a result, our competitive position may be harmed.
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
      Our commercial success will depend, to a significant degree, on our ability to operate without infringing upon the patents of others in the United States and abroad. There may be pending or issued patents held by parties not affiliated with us relating to technologies we use in the development or use of certain of our contrast agents. If any judicial or administrative proceeding upholds these or any third-party patents as valid and enforceable, we could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the owners of each such patent, or to redesign our product candidates or processes to avoid infringement. For example, in November 2003, we entered into an intellectual property agreement with Dr. Martin R. Prince, an early innovator in the field of magnetic resonance angiography, relating to “dynamic” magnetic resonance angiography, which involves capturing magnetic resonance angiography images during the limited time, typically 30 to 60 seconds, available for imaging with extracellular agents. Under the terms of the intellectual property agreement, Dr. Prince granted us certain discharges, licenses and releases in connection with the historic and future use of Vasovist by us and agreed not to sue us for intellectual property infringement related to the use of Vasovist. In consideration of Dr. Prince entering into the agreement, we agreed to pay him an upfront fee of $850,000 and royalties on sales of Vasovist consistent with a non-exclusive early stage academic license and agreed to deliver to him approximately 88,000 shares of our common stock, with a value of approximately $2.3 million based on the closing price of our common stock on the date of the agreement. In addition, we agreed to supply Dr. Prince with approximately $140,000 worth of Vasovist annually. This obligation to provide $140,000 of Vasovist annually to Dr. Prince continues throughout the patent life of Vasovist. If we are unable to obtain a required license on acceptable terms, or are unable to design around these or any third-party patents, we may be unable to sell our products, which would have a material adverse effect on our business.
If MRI manufacturers are not able to enhance their hardware and software sufficiently, we will not be able to complete development of our contrast agent for the evaluation of cardiac indications.
      Although MRI hardware and software is sufficient for the evaluation of non-coronary vascular disease, which is our initial target indication, we believe that the technology is not as advanced for cardiac applications. Our initial NDA filing for Vasovist is related to non-coronary vascular disease. Based on feasibility studies we completed in 2001, however, the imaging technology available for cardiac applications, including coronary angiography and cardiac perfusion imaging, was not developed to the point where there was clear visualization of the cardiac region due to the effects of motion from breathing and from the beating of the heart. In 2004, we initiated Phase 2 feasibility trials of Vasovist for cardiac indications using available software and hardware that can be adapted for coronary and cardiac perfusion data acquisition, and preliminary review of the data indicates that we have not resolved the technical issues related to this use of Vasovist. We have collaborated with a number of leading academic institutions and with GE Healthcare, Siemens Medical Systems and Philips Medical Systems to help optimize cardiac imaging with Vasovist. We do not know when, or if, these techniques will enable Vasovist to provide clinically relevant images in cardiac indications. If MRI device manufacturers are not able to enhance their scanners to perform clinically useful cardiac imaging, we will not be able to complete our development activities of Vasovist for that application, thereby reducing the potential market for a product in this area.

Risks Related to our Securities
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
      Since the closing of our merger with Predix and our 1 for 1.5 share reverse stock split on August 16, 2006, the closing price of our common stock ranged from $7.58 to $3.80 per share. The last reported closing price for our common stock on November 1, 2006 was $4.22. Significant declines in the price of our common stock could impede our ability to obtain additional capital, attract and retain qualified employees and reduce the liquidity of our common stock.
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

We significantly increased our leverage as a result of the sale of 3.0% Convertible Senior Notes due 2024, and may be unable to repay, repurchase or redeem these notes if, and when, required.
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
      In addition, although our 3.0% Convertible Senior Notes do not mature until 2024, noteholders may require us to repurchase these notes at par, plus accrued and unpaid interest, on June 15, 2011, 2014 and 2019 and upon certain other designated events under the notes, which include a change of control of us or termination of trading of our common stock on The NASDAQ Global Market. The definition of change in control set forth in the indenture governing the notes does not include certain mergers and similar transactions that are not deemed a change in control. While we believe that our merger with Predix did not constitute a change of control of us under the indenture, we cannot assure you that we will not become obligated to repurchase these notes, in whole or in part, as a result of the merger. Based on the current trading price of our common stock, we anticipate that in such event most, if not all, of the noteholders would tender their notes for repurchase. We may not have enough funds or be able to arrange for additional financing to repurchase the notes tendered by the holders upon a designated event or otherwise. Any failure to repurchase tendered notes would constitute an event of default under the indenture, which might also constitute a default under the terms of our other debt. If we are required to repurchase or redeem these notes prior to their maturity, whether as a result of the merger or otherwise, the financial position of the combined company would be materially adversely affected and the anticipated benefits of the merger would be significantly diminished.
Future sales of common stock by our existing stockholders and former security holders of Predix may cause the stock price of our common stock to fall.
      The market price of our common stock could decline as a result of sales by our existing stockholders and former Predix stockholders in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at an appropriate time and price.
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

ITEM 4. Submission of Matters to a Vote of Security Holders.
     On August 15, 2006, the annual meeting of stockholders was held and the shares present voted on the following matters:
1. A proposal to consider and vote upon the issuance of shares of our common stock in the merger contemplated by the Agreement and Plan of Merger, dated as of April 3, 2006, as amended, by and among EPIX Pharmaceuticals, Inc., EPIX Delaware, Inc., a wholly-owned subsidiary of EPIX, and Predix Pharmaceuticals Holdings, Inc., and approve the merger of Predix Pharmaceuticals Holdings, inc. with and into EPIX Delaware, Inc. was approved with 12,498,153 votes FOR, 173,512 votes AGAINST, and 26,040 votes ABSTAINING.
2. A proposal to approve an amendment to our amended and restated certificate of incorporation to increase the number of authorized shares of common stock from 40,000,000 shares to 100,000,000 shares was approved with 12,439,613 votes FOR, 235,362 votes AGAINST, and 22,730 votes ABSTAINING.
3. A proposal to authorize the board of directors to amend in its discretion our restated certificate of incorporation to effect a reverse stock split of the Company’s issued and outstanding shares of common stock, at such ratio between 1:1.25 to 1:4 to be determined by the board of directors was approved with 12,194,085 votes FOR, 476,100 votes AGAINST, and 27,520 votes ABSTAINING.
4. The stockholders elected as Class I directors, each to serve for a three-year term, the following individuals: Mark Leuchtenberger (19,867,368shares FOR; 844,443 shares WITHHELD) and Michael Gilman, Ph.D. (19,856,277 shares FOR; 855,534 shares WITHHELD). The stockholders elected Robert J. Perez with 19,868,647 shares FOR and 843,164 shares WITHHELD as a Class II director, to serve for a one-year term.
5. A proposal to ratify Ernst & Young LLP as the Company’s independent auditors for fiscal year 2006 was approved with 19,944,696 votes FOR, 61,014 votes AGAINST, and 706,101 votes ABSTAINING.

ITEM 6. Exhibits.

Exhibit
number	Description

2.1
Agreement and Plan Merger dated as of April 3, 2006 by and among EPIX Pharmaceuticals, Inc., EPIX Delaware, Inc. and Predix Pharmaceuticals Holdings, Inc. (filed as Exhibit 2.1 to EPIX Pharmaceuticals, Inc.’s Current Report on Form 8-K dated April 3, 2006 and incorporated herein by reference).

2.2
Amendment No. 1 to Agreement and Plan of Merger by and among EPIX Pharmaceuticals, Inc., EPIX Delaware, Inc. and Predix Pharmaceuticals Holdings, Inc., dated July 10, 2006 (filed as Exhibit 99.1 to EPIX Pharmaceuticals, Inc.’s Current Report on Form 8-K dated July 12, 2006 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of EPIX Pharmaceuticals, Inc., as amended to date.

3.2
Form of Amended and Restated By-Laws of EPIX Pharmaceuticals, Inc. (filed as Exhibit 4.2 to EPIX Pharmaceuticals, Inc.’s Registration Statement on Form S-8 (File No. 333-30531) dated July 1,1997 and incorporated herein by reference).

4.1	Specimen certificate for shares of Common Stock of EPIX Pharmaceuticals, Inc.

4.2
Indenture, dated as of June 7, 2004, between EPIX Pharmaceuticals, Inc. and U.S. Bank National Association as Trustee, relating to 3% Convertible Senior Notes due June 15, 2024 (filed as Exhibit 4.1 to EPIX Pharmaceuticals, Inc.’s Current Report on Form 8-K dated June 7, 2004 and incorporated herein by reference).

4.3	Warrant issued to RRD International, LLC, dated as of October 30, 2003, as amended on July 7, 2005.

4.4	Warrant issued to General Electric Capital Corporation, dated as of January 8, 2004.

4.5	Warrant issued to Oxford BioScience Management Partners II, dated as of November 7, 1997.

10.1†	Predix Pharmaceuticals Holdings, Inc. Amended and Restated 2003 Stock Incentive Plan together with forms of option agreements.

10.2†	Physiome Sciences, Inc. 1997 Stock Option Plan, as amended together with forms of option agreement.

10.3 **	Amended and Restated License Agreement between Predix Pharmaceuticals Holdings, Inc. and Ramot at Tel Aviv University dated May 20, 2004.

10.4**
Research Development and Commercialization Agreement between Predix Pharmaceuticals Holdings, Inc. and Cystic Fibrosis Foundation Therapeutics Incorporated dated March 7, 2005 (the “CFFT Agreement”), together with the First Amendment and the Second Amendment to the CFFT Agreement.

10.5**	License Agreement by and between Predix Pharmaceuticals Holdings, Inc. and Amgen Inc. dated July 31, 2006.

10.6
Lease by and between Trustees of 4 Maguire Road Realty Trust and the Predix Pharmaceuticals Holdings, Inc., dated as of January 25, 2005 (the “Lease”), together with the Amendment to the Lease dated August 31, 2006.

10.7
Lease Agreement by and between the Predix Pharmaceuticals Holdings, Inc. and 150 College Road, LLC, dated as of December 21, 2000, as amended by the First Amendment to the Lease Agreement, dated as of January 7, 2002, the Second Amendment to the Lease Agreement, dated as of December 31, 2003, as amended by the Letter Agreement, dated as of September 30, 2004 and the Third Amendment to the Lease Agreement, dated as of October 14, 2004.

10.8
Sublease Agreement by and between the Predix Pharmaceuticals Holdings, Inc. and Novo Nordisk Pharmaceuticals, Inc., dated as of December 12, 2003, as amended by the First Amendment to Sublease, dated January 14, 2004, the Second Amendment to Sublease, dated August, 2004 and supplemented by the Letter Agreement, dated September 30, 2004.

10.9	Unprotected Lease Agreement by and between “Emed” Real Estate Development and Investments Company Ltd. and Predix Pharmaceuticals Ltd., dated as of September 26, 2004.

10.10†	Employment Agreement by and between Predix Pharmaceuticals Holdings, Inc. and Michael G. Kauffman, M.D., Ph.D., dated as of August 8, 2003.

10.11†
Employment Agreement by and between Predix Pharmaceuticals Ltd. and Silvia Noiman, Ph.D., dated as of October 31, 2000, as amended by the Amended Employment Agreement, dated as of April 3, 2001, the Second Amendment to Employment Agreement, dated as of August 29, 2001, the Third Amendment to Employment Agreement, dated as of May 12, 2003, the Fourth Amendment to Employment Agreement, dated as of August 8, 2003, the Letter, dated June 18, 2004 and the Letter, dated June 9, 2005.

10.12†
Employment Agreement by and between Predix Pharmaceuticals Holdings, Inc. and Kimberlee C. Drapkin, dated as of February 8, 2005, as amended by the First Amendment to Employment Agreement, dated as of June 1, 2005.

10.13†	Employment Agreement by and between Predix Pharmaceuticals Holdings, Inc. and Chen Schor, dated as of November 23, 2003.

10.14†
Employment Agreement by and between Predix Pharmaceuticals Ltd. and Oren Becker, Ph.D. dated as of October 31, 2000, as amended by the Amended Employment Agreement, dated as of April 3, 2001, the Second Amendment to Employment Agreement, dated as of August 29, 2001, the Third Amendment to Employment Agreement, dated as of May 12, 2003, the Fourth Amendment to Employment Agreement, dated as of August 8, 2003 and the Letter, dated June 9, 2005.

10.15†	Employment Agreement by and between Predix Pharmaceuticals Holdings, Inc. and Stephen R. Donahue, M.D., dated as of September 27, 2004.

10.16†
Retention Agreement between EPIX Pharmaceuticals, Inc. and Robert Pelletier dated July 25, 2006 (filed as Exhibit 99.1 to EPIX Pharmaceuticals, Inc.’s Current Report on Form 8-K dated July 25, 2006 and incorporated herein by reference).

10.17†
Consulting Agreement between EPIX Pharmaceuticals, Inc. and Robert Pelletier dated July 25, 2006 (filed as Exhibit 99.2 to EPIX Pharmaceuticals, Inc.’s Current Report on Form 8-K dated July 25, 2006 and incorporated herein by reference).

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates a management contract or any compensatory plan, contract or arrangement.
**	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIX Pharmaceuticals, Inc.

Date: November 9 , 2006	By:	/s/ Kim C. Drapkin

Kim C. Drapkin
Chief Financial Officer
(Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit
number	Description
2.1
Agreement and Plan Merger dated as of April 3, 2006 by and among EPIX Pharmaceuticals, Inc., EPIX Delaware, Inc. and Predix Pharmaceuticals Holdings, Inc. (filed as Exhibit 2.1 to EPIX Pharmaceuticals, Inc.’s Current Report on Form 8-K dated April 3, 2006 and incorporated herein by reference).

2.2
Amendment No. 1 to Agreement and Plan of Merger by and among EPIX Pharmaceuticals, Inc., EPIX Delaware, Inc. and Predix Pharmaceuticals Holdings, Inc., dated July 10, 2006 (filed as Exhibit 99.1 to EPIX Pharmaceuticals, Inc.’s Current Report on Form 8-K dated July 12, 2006 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of EPIX Pharmaceuticals, Inc., as amended to date.

3.2
Form of Amended and Restated By-Laws of EPIX Pharmaceuticals, Inc. (filed as Exhibit 4.2 to EPIX Pharmaceuticals, Inc.’s Registration Statement on Form S-8 (File No. 333-30531) dated July 1,1997 and incorporated herein by reference).

4.1	Specimen certificate for shares of Common Stock of EPIX Pharmaceuticals, Inc.

4.2
Indenture, dated as of June 7, 2004, between EPIX Pharmaceuticals, Inc. and U.S. Bank National Association as Trustee, relating to 3% Convertible Senior Notes due June 15, 2024 (filed as Exhibit 4.1 to EPIX Pharmaceuticals, Inc.’s Current Report on Form 8-K dated June 7, 2004 and incorporated herein by reference).

4.3	Warrant issued to RRD International, LLC, dated as of October 30, 2003, as amended on July 7, 2005.

4.4	Warrant issued to General Electric Capital Corporation, dated as of January 8, 2004.

4.5	Warrant issued to Oxford BioScience Management Partners II, dated as of November 7, 1997.

10.1†	Predix Pharmaceuticals Holdings, Inc. Amended and Restated 2003 Stock Incentive Plan together with forms of option agreements.

10.2†	Physiome Sciences, Inc. 1997 Stock Option Plan, as amended together with forms of option agreement.

10.3**	Amended and Restated License Agreement between Predix Pharmaceuticals Holdings, Inc. and Ramot at Tel Aviv University dated May 20, 2004.

10.4**
Research Development and Commercialization Agreement between Predix Pharmaceuticals Holdings, Inc. and Cystic Fibrosis Foundation Therapeutics Incorporated dated March 7, 2005 (the “CFFT Agreement”), together with the First Amendment and the Second Amendment to the CFFT Agreement.

10.5**	License Agreement by and between Predix Pharmaceuticals Holdings, Inc. and Amgen Inc. dated July 31, 2006.

10.6
Lease by and between Trustees of 4 Maguire Road Realty Trust and the Predix Pharmaceuticals Holdings, Inc., dated as of January 25, 2005 (the “Lease”), together with the Amendment to the Lease dated August 31, 2006.

10.7
Lease Agreement by and between the Predix Pharmaceuticals Holdings, Inc. and 150 College Road, LLC, dated as of December 21, 2000, as amended by the First Amendment to the Lease Agreement, dated as of January 7, 2002, the Second Amendment to the Lease Agreement, dated as of December 31, 2003, as amended by the Letter Agreement, dated as of September 30, 2004 and the Third Amendment to the Lease Agreement, dated as of October 14, 2004.

10.8
Sublease Agreement by and between the Predix Pharmaceuticals Holdings, Inc. and Novo Nordisk Pharmaceuticals, Inc., dated as of December 12, 2003, as amended by the First Amendment to Sublease, dated January 14, 2004, the Second Amendment to Sublease, dated August, 2004 and supplemented by the Letter Agreement, dated September 30, 2004.

10.9	Unprotected Lease Agreement by and between “Emed” Real Estate Development and Investments Company Ltd. and Predix Pharmaceuticals Ltd., dated as of September 26, 2004.

10.10†	Employment Agreement by and between Predix Pharmaceuticals Holdings, Inc. and Michael G. Kauffman, M.D., Ph.D., dated as of August 8, 2003.

10.11†
Employment Agreement by and between Predix Pharmaceuticals Ltd. and Silvia Noiman, Ph.D., dated as of October 31, 2000, as amended by the Amended Employment Agreement, dated as of April 3, 2001, the Second Amendment to Employment Agreement, dated as of August 29, 2001, the Third Amendment to Employment Agreement, dated as of May 12, 2003, the Fourth Amendment to Employment Agreement, dated as of August 8, 2003, the Letter, dated June 18, 2004 and the Letter, dated June 9, 2005.

10.12†
Employment Agreement by and between Predix Pharmaceuticals Holdings, Inc. and Kimberlee C. Drapkin, dated as of February 8, 2005, as amended by the First Amendment to Employment Agreement, dated as of June 1, 2005.

10.13†	Employment Agreement by and between Predix Pharmaceuticals Holdings, Inc. and Chen Schor, dated as of November 23, 2003.

10.14†
Employment Agreement by and between Predix Pharmaceuticals Ltd. and Oren Becker, Ph.D. dated as of October 31, 2000, as amended by the Amended Employment Agreement, dated as of April 3, 2001, the Second Amendment to Employment Agreement, dated as of August 29, 2001, the Third Amendment to Employment Agreement, dated as of May 12, 2003, the Fourth Amendment to Employment Agreement, dated as of August 8, 2003 and the Letter, dated June 9, 2005.

10.15†	Employment Agreement by and between Predix Pharmaceuticals Holdings, Inc. and Stephen R. Donahue, M.D., dated as of September 27 2004.

10.16†
Retention Agreement between EPIX Pharmaceuticals, Inc. and Robert Pelletier dated July 25, 2006 (filed as Exhibit 99.1 to EPIX Pharmaceuticals, Inc.’s Current Report on Form 8-K dated July 25, 2006 and incorporated herein by reference).

10.17†
Consulting Agreement between EPIX Pharmaceuticals, Inc. and Robert Pelletier dated July 25, 2006 (filed as Exhibit 99.2 to EPIX Pharmaceuticals, Inc.’s Current Report on Form 8-K dated July 25, 2006 and incorporated herein by reference).

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates a management contract or any compensatory plan, contract or arrangement.
**	Confidential treatment has been requested for portions of this exhibit.