Form 10-K
period 2006-12-31
EPIX Pharmaceuticals, Inc.
filed 2007-04-10
CIK 1027702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-21863
EPIX PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3030815
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4 Maguire Road, Lexington, Massachusetts	02421
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(781) 761-7600
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $87,760,000.

As of March 19, 2007, the registrant had 32,597,971 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Vasovist and our name and corporate logo are trademarks of EPIX Pharmaceuticals, Inc. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

EXPLANATORY NOTE

In this Annual Report on Form 10-K for the year ended December 31, 2006, EPIX Pharmaceuticals, Inc. (the “Company”) is restating its consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2005 and 2004 as a result of an independent stock option investigation commenced by the board of directors and special committee as described below. The investigation concerned stock options granted prior to the Company’s merger with Predix Pharmaceuticals Holdings, Inc. in August 2006, and prior to the change in the Company’s senior management that occurred upon the consummation of that merger. This Annual Report on Form 10-K will also reflect the restatement of “Selected Consolidated Financial Data” in Part II, Item 6 for the years ended December 31, 2005, 2004, 2003 and 2002. In addition, the Company is restating the unaudited quarterly financial information and financial statements for the interim periods of 2005. The impact of the investigation on the 2006 annual and interim financial statements is not material.

On December 8, 2006 the Company’s board of directors created a special board committee of independent directors to conduct a review of its historical stock option practices. The review was initiated in response to a media inquiry the Company received on December 8, 2006 concerning the exercise of stock options during and prior to 2002 by a former Chief Executive Officer of the Company, who left the Company in 2005. Although the media inquiry only related to this former executive’s exercise of stock options, the special committee chose to review the Company’s stock option granting practices as well as the circumstances relating to the exercise of stock options. The review was conducted with the assistance of outside legal counsel and outside forensic accounting consultants. All of the stock option grants requiring adjustment were granted during the years 1997 through 2005 which pre-dates the Company’s merger with Predix Pharmaceuticals Holdings, Inc. (“Predix”). The Company’s current Chief Executive Officer and Chief Financial Officer joined EPIX in connection with the merger with Predix. None of the members of the Company’s current senior management participated in the approval, modification, retrospective price selection or re-pricing of any stock option grants requiring adjustment.

The special committee has completed its investigation and has concluded that (1) there was not sufficient evidence to support the conclusion that one or more exercises of stock options by a former Chief Executive Officer had been backdated to a date prior to the actual date of exercise and (2) certain of the Company’s employees, including certain members of the Company’s former senior management, prior to the change in its senior management in connection with the merger with Predix on August 16, 2006, participated in retrospective date selection for the grant of certain stock options and re-priced, as defined by financial accounting standards, certain options during the period from 1997 through 2005. Accordingly, the Company’s audit committee has concluded that, pursuant to Accounting Principles Board No. 25 and related interpretations, the accounting measurement date for the stock option grants for which certain members of the Company’s former senior management had restrospectively selected grant dates for certain grants awarded between February 1997 and February 2004, covering options to purchase approximately 1.4 million shares of the Company’s common stock, differed from the measurement dates previously used for such stock awards. In addition, the Company determined that, certain of the Company’s employees, including certain former senior management participated in the re-pricing, as defined by financial accounting standards, of approximately 0.9 million stock options awarded during the period between June 1999 and March 2005. In addition, during the course of the option review, the Company identified approximately 0.1 million options in which other dating errors resulted in stock options with grants dates that failed to meet the measurement date criteria of APB 25. As a result, revised measurement dates were applied to the option grants with other dating errors and option grants for which certain of the Company’s employees, including certain former senior management had retrospectively selected grant dates and for options that were re-priced, as defined by financial accounting standards, the Company revised its accounting for such awards from accounting for the grants as fixed awards to accounting for the grants as variable awards. Accounting for a variable award requires the Company to revalue the re-priced option to its intrinsic value at the end of each reporting period until such option has been exercised or canceled. In addition, the Company has recorded adjustments to its financial statements to record compensation expense for approximately 44,000 stock options granted to non-employees to recognize the fair value of such options. The Company also recorded compensation expense for approximately 70,000 stock options for which the original terms of the stock award had been modified. As a result of these adjustments, the Company has recorded $7.4 million in additional stock-based compensation expense for the years 1997 through 2005. The amount of compensation expense recorded for stock awards in which the Company revised measurement dates is net of forfeitures related to employee terminations. The additional stock-based compensation expense for options with revised measurement dates is being amortized over the service period relating to each option, typically five years. The Company has also accrued payroll tax expense of approximately $0.9 million relating to employer and employee payroll taxes, interest and penalties it estimates it will owe as a result of the modifications to exercised options previously considered incentive stock options that should have been taxed as non-qualified stock options.

The adjustments did not affect the Company’s previously reported revenue, cash, cash equivalents or marketable securities balances in any of the restated periods. The adjustments relate exclusively to stock option practices of certain employees, including certain members of the Company’s former senior management that predate the merger between the Company and Predix and the change in the Company’s senior management that occurred upon the merger. The Company believes that its current procedures, controls and accounting practices are adequate to ensure that the granting and exercising of options are executed in accordance with its stock option plan requirements and accounted for in accordance with Generally Accepted Accounting Principles.

This restatement is more fully described in Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements in Part IV, Item 15 and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Previously filed annual reports on Form 10-K, Form 10-K/A and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied on.

PART I

ITEM 1.	BUSINESS

This business section and other parts of this Annual Report on Form 10-K contain forward-looking statements relating to, among other things, our expectations concerning our research and development efforts, regulatory compliance, commercial strategy, strategic alliances and collaborative efforts, sales and reimbursement efforts and their likely future success. Our forward-looking statements involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel pharmaceutical products to better diagnose, treat and manage patients. We have four therapeutic product candidates in clinical trials targeting conditions such as depression, Alzheimer’s disease, cardiovascular disease and obesity. In addition, we have two imaging agents in various stages of clinical development. Our blood-pool imaging agent, Vasovist is approved for marketing in the European Union, Canada, Iceland, Norway, Switzerland and Australia, and is currently marketed in Europe. We also have collaborations with SmithKline Beecham Corporation (GlaxoSmithKline), Amgen Inc., Cystic Fibrosis Foundation Therapeutics Incorporated, and Bayer Schering Pharma AG, Germany (formerly known as Schering AG).

The focus of our therapeutic drug discovery and development efforts is on the two classes of drug targets known as G-protein Coupled Receptors, or GPCRs, and ion channels. GPCRs and ion channels are classes of proteins embedded in the surface membrane of all cells and are responsible for mediating much of the biological signaling at the cellular level. We believe that our proprietary drug discovery technology and approach addresses many of the inefficiencies associated with traditional GPCR and ion channel-targeted drug discovery. By integrating computer-based, or in silico, technology with in-house medicinal chemistry, we believe that we can rapidly identify and optimize highly selective drug candidates. We focus on GPCR and ion channel drug targets whose role in disease has already been demonstrated in clinical trials or in preclinical studies. In each of our four clinical-stage therapeutic programs, we used our drug discovery technology and approach to optimize a lead compound into a clinical drug candidate in less than ten months, synthesizing fewer than 80 compounds per program. We moved each of these drug candidates into clinical trials in less than 18 months from lead identification. We believe our drug discovery technology and approach enables us to efficiently and cost-effectively discover and develop GPCR and ion channel-targeted drugs.

On August 16, 2006, we completed our acquisition of Predix Pharmaceuticals Holdings, Inc. pursuant to the terms of that certain Agreement and Plan of Merger, dated as of April 3, 2006 as amended on July 10, 2006, by and among us, EPIX Delaware, Inc., our wholly-owned subsidiary, and Predix, as amended. Pursuant to the merger agreement, Predix merged with and into EPIX Delaware, Inc. and became a wholly-owned subsidiary of us. The merger with Predix was primarily a stock transaction valued at approximately $125.0 million, including the assumption of net debt at closing. As part of the merger, we also assumed all outstanding options and warrants to purchase capital stock of Predix. The purchase price includes a $35.0 million milestone payment to the holders of Predix stock, options and warrants payable in cash, stock or a combination of both. Pursuant to the terms of the merger agreement, $20.0 million of the milestone was paid in cash on October 29, 2006. The remaining $15.0 million of the milestone payment will be paid primarily in shares of EPIX common stock on October 29, 2007, except to the extent that such shares would cause the former Predix shareholders, warrant holders and option holders to receive more than 49.99% of outstanding shares measured as of the closing date immediately after such milestone payment when combined with all shares of EPIX common stock issued in the merger and issuable upon exercise of all Predix options and warrants that we assumed in the merger. The portion of the $15.0 million milestone that cannot be paid in shares will be paid in cash with interest accrued at a rate of 10%. In addition, in connection with the merger, we effected a 1-for-1.5 reverse stock split of our outstanding common stock.

OUR PRODUCT CANDIDATES

Through the application of our GPCR and ion channel drug discovery expertise, over the past four years we have created a pipeline of drug candidates designed to address diseases with significant unmet medical needs and commercial potential across a range of therapeutic areas. In addition, we have two imaging agents in various stages of clinical development. The following chart summarizes the status of our clinical drug development programs:

THERAPEUTICS

PRX-03140 for Alzheimer’s disease

PRX-03140 is a novel, highly selective, small-molecule 5-HT4 agonist that we are developing for the treatment of Alzheimer’s disease. PRX-03140 is being developed to provide improved cognition and to slow Alzheimer’s disease progression. We initiated a Phase 2 trial of PRX-03140 in combination with an approved drug for Alzheimer’s disease (the cholinesterase inhibitor Aricept® (donepezil)) in patients with Alzheimer’s disease in the fourth quarter of 2006. This randomized, double-blind, placebo-controlled, multiple ascending dose trial is expected to enroll approximately 80 patients with mild Alzheimer’s disease. The two primary endpoints of the trial are: (1) to assess the safety and tolerability of PRX-03140 in patients with Alzheimer’s disease when dosed orally once-daily for 14 days alone and in combination with donepezil, and (2) to assess the effect of PRX-03140 on brain wave activity, as was performed in the Phase 1b clinical trial. Secondary endpoints of the trial include assessing the effects of repeat doses of PRX-03140 on a battery of standardized cognitive function tests, as well as evaluating the pharmacokinetic effect of PRX-03140 on donepezil concentrations in patients with mild Alzheimer’s disease.

We completed a Phase 1b clinical trial in Alzheimer’s disease patients with PRX-03140 in September 2005. PRX-03140 was well tolerated in this trial and also in two additional Phase 1 clinical trials in healthy adult and elderly volunteers. In the 14-day Phase 1b clinical trial in patients with mild-to-moderate Alzheimer’s disease, treatment with PRX-03140 resulted in changes in brain wave activity in these patients that are consistent with those seen in clinical trials with currently approved drugs for Alzheimer’s disease. In several pre-clinical animal models, PRX-03140 enhanced cognition and exhibited trends towards reduced levels of beta amyloid, or Aß, a protein that is believed to be associated with Alzheimer’s disease progression. In addition, in a pre-clinical animal model of memory impairment, PRX-03140 demonstrated synergistic activity when combined with two different acetylcholinesterase inhibitors, which are approved by the FDA for the treatment of Alzheimer’s disease. These results are based on pre-clinical animal studies and a small number of patients in Phase 1 clinical trials and are not necessarily predictive of results in later-stage clinical trials with larger and more diverse patient populations.

On December 11, 2006, we entered into a development and license agreement with SmithKline Beecham Corporation, doing business as GlaxoSmithKline, and Glaxo Group Limited to develop and commercialize medicines targeting four GPCRs for the treatment of a variety of diseases, including an option to license PRX-03140 and other medicines arising from the four research programs. Pursuant to the collaboration agreement, we granted GlaxoSmithKline an option to obtain exclusive, worldwide license rights to complete the development and to commercialize the product candidates initially developed under each of the four research programs.

PRX-08066 for Pulmonary Hypertension

PRX-08066 is a novel, highly selective, small-molecule inhibitor, or antagonist, of a specific GPCR known as 5-HT2B. We are developing PRX-08066 for the treatment of two types of pulmonary hypertension: pulmonary arterial hypertension; and pulmonary hypertension associated with chronic obstructive pulmonary disease. Pulmonary hypertension or PH in general is a serious, often fatal cardiovascular disease characterized by elevation of pulmonary blood pressure and progressive thickening and narrowing of the blood vessels of the lungs, often leading to heart failure. We initiated a Phase 2 trial of PRX-08066 in pulmonary hypertension associated with chronic obstructive pulmonary disease or COPD in August 2006. This randomized, double-blind, placebo-controlled Phase 2 trial is expected to enroll approximately 72 patients with PH associated with COPD. The primary endpoint of the trial is to assess the effect of PRX-08066 compared to placebo on systolic pulmonary artery pressure in patients with PH associated with COPD following two weeks of treatment. The trial is also designed to assess the safety and tolerability of PRX-08066 during the course of therapy. This study has been amended to include an open label extension where up to ten subjects will receive PRX-08066 and be followed for safety for up to four additional weeks. We have completed three Phase 1 clinical trials of PRX-08066 in healthy volunteers, including a Phase 1b clinical trial in athletes conditioned to exercise at high altitudes. Results from the Phase 1b trial showed that, compared with placebo, PRX-08066 caused a statistically significant reduction in the increase in systolic pulmonary blood pressure observed during exercise in volunteers breathing low oxygen. In the two earlier Phase 1 trials as well as the Phase 1b trial, PRX-08066 was well-tolerated, with a half-life of approximately 16 hours, supporting once daily oral dosing. To date, there have been no serious adverse events associated with treatment with PRX-08066.

PRX-00023 for Depression

We are currently developing PRX-00023, a novel, highly selective, small-molecule 5-HT1A agonist for the treatment of depression. In March 2007, we initiated a Phase 2b clinical trial to evaluate the efficacy of PRX-00023 in patients with a primary diagnosis of Major Depressive Disorder (MDD) who also have concurrent anxiety. The randomized, double-blind, placebo-controlled trial is expected to enroll approximately 330 adult patients with MDD and is designed to evaluate the effect of treatment with up to 120 mg of PRX-00023 twice-daily for eight weeks as determined by change from baseline in the Montgomery Asberg Depression Rating Scale (MADRS) compared with placebo. All patients randomized to the drug treatment will begin with 40 mg PRX-00023 twice daily, and increase the dose, if tolerated, to a maximum of 120 mg twice daily within the first week. Changes in the Hamilton Anxiety Score (HAM-A), Clinical Global Impressions Improvement Scale (CGI-I) and Clinical Global Severity of Illness Scale (CGI-S) will also be measured.

During the fourth quarter of 2006, we completed a dose escalating study of PRX-00023 in healthy volunteers where we explored doses up to 320 mg, either as a single daily dose or as 160 mg given twice per day for three weeks. PRX-00023 was well tolerated with no serious adverse events or discontinuations. This study indicated that PRX-00023 at doses up to 320mg per day may be well tolerated, and we anticipate utilizing doses up to this level in future clinical trials. We plan to initiate a randomized, blinded Phase 2 clinical trial of PRX-00023 in major depression in the first half of 2007.

In September 2006 we completed a pivotal Phase 3 clinical trial for the treatment of generalized anxiety disorder with PRX-00023. Results from this trial demonstrated that PRX-00023 did not achieve a statistically significant improvement over placebo for the primary endpoint of efficacy with respect to generalized anxiety disorder at the dose tested (80mg once daily). The trial was statistically powered to evaluate the efficacy of PRX-00023 compared to placebo as measured by the change from baseline in the Hamilton Rating Scale for Anxiety or HAM-A. The HAM-A scale is the accepted standard for the evaluation of anti-anxiety drug activity by the U.S. Food and Drug Administration or FDA. Effects of PRX-00023 on symptoms of depression, which was a secondary endpoint of the Phase 3 clinical trial, were assessed using the Montgomery-Asberg Depression Rating Scale or MADRS, an FDA-recommended assessment for depression. The data from this trial showed a statistically significant improvement from baseline with PRX-00023 treatment compared to placebo in the MADRS score, indicating that PRX-00023 reduced symptoms of depression present in the patients in this trial. In this Phase 3 trial, PRX-00023 was well tolerated, and the rate of discontinuation due to adverse events was very low (1.4% with PRX-00023 vs. 2.9% with placebo). To date, there have been no serious adverse events associated with treatment in more than 250 subjects who have received PRX-00023. Based on the Phase 3 trial results, we have discontinued clinical development of PRX-00023 at a dose of 80mg once daily in generalized anxiety disorder. We are currently focusing our development efforts for this drug candidate on depression.

The Phase 3 trial in moderate-to severe generalized anxiety disorder was a double-blind, placebo-controlled, multi-center study with approximately 310 patients. While patients with co-morbid depressive symptoms were allowed to enroll in this trial; patients with a primary diagnosis of major depression were not enrolled. The trial included 25 sites in the United States. Patients were randomized equally into one of two arms: treatment with PRX-00023; or placebo. The trial protocol was oral dosing with PRX-00023 at 40 mg once daily for the first three days, followed by 80 mg once daily for the remainder of the study. The primary objective was to evaluate the efficacy of PRX-00023 as measured by the change from baseline in the HAM-A scale compared to placebo after eight weeks, with additional evaluations of HAM-A at two, four and six weeks. The trial was statistically powered to detect an approximately two point difference in the change from baseline in HAM-A score with PRX-00023 treatment vs. placebo. Patients were not permitted to take any other psychiatric medications during the trial.

The preliminary Phase 3 trial data indicate the mean HAM-A score change from baseline to week eight with PRX-00023 treatment was 9.8, compared to a mean HAM-A score change of 8.5 from baseline to week eight with placebo. This result corresponds to a measure of probability, or p-value, of 0.116 (p=0.116), which is not statistically significant. A p-value represents the probability that a difference observed between groups during an experiment happened by chance. For example, a p-value of p=0.05 means there is a 5% probability that the result occurred by chance. In general, clinical scientists regard p-values of less than 0.05 to be “statistically significant”, and p-values greater than 0.05 to be insignificant. On the pre-specified secondary endpoint of change in MADRS, an index of depressive symptoms, there was a highly statistically significant (p=0.009) change from baseline to week eight with PRX-00023 treatment compared to placebo. There was also a trend toward improvement in symptoms of depression by week four, but this result did not reach statistical significance (p=0.06). Other assessments of drug activity on anxiety and depression (Hospital Anxiety and Depression scale (HADS) and Profile of Mood States scale (POMS)) also showed positive trends in efficacy, with HADS data showing more effect on symptoms of depression than on anxiety; these effects were not statistically significant, however. Patients in the trial with high MADRS scores at baseline (upper half) had a statistically significant improvement on symptoms of depression, as demonstrated by a mean MADRS reduction of 6.3 with PRX-00023 treatment at week 8 compared to a mean MADRS reduction of 3.3 with placebo (p=0.041). While these data are preliminary and continue to be analyzed, we believe that the data from this trial are encouraging regarding the potential efficacy of PRX-00023 for the treatment of major depression.

During the fourth quarter of 2006, we completed a dose escalating study in healthy volunteers where we explored doses up to 320 mg, either as a single daily dose or as 160 mg given twice per day for three weeks. The drug was well tolerated with no serious adverse events or discontinuations. This study indicated that PRX-00023 at doses up to 320mg per day may be well tolerated, and the company anticipates utilizing doses up to this level in future clinical trials.

PRX-07034 for Obesity, Alzheimer’s disease and Cognitive Impairment associated with Schizophrenia

PRX-07034 is a novel, highly selective, small-molecule antagonist of a specific GPCR known as 5-HT6. PRX-07034 is being developed for the treatment of obesity, Alzheimer’s disease and cognitive impairment associated with schizophrenia. In October 2006, we initiated a Phase 1 multiple ascending dose clinical trial to study the safety, tolerability, pharmacokinetics, and pharmacodynamics of PRX-07034 administered once-daily for 28 days in a population of otherwise healthy obese adults with body mass indices, or BMI, between 30 and 42 kg/m2. Normal BMI is less than 25 kg/m2. Preliminary safety and tolerability data from a single ascending dose Phase 1 trial completed in healthy adult male and female volunteers indicated that single doses of PRX-07034 were well tolerated up to 2500 mg, the highest dose tested. In addition, PRX-07034 demonstrated adequate absorption, with drug exposures increasing with increasing doses and a half-life of 14 to 24 hours, which we believe may make PRX-07034 suitable for once-daily oral dosing. Pre-clinical animal models of obesity suggest that this drug candidate may reduce both food intake and body weight. In addition, pre-clinical animal models of memory impairment suggest that PRX-07034 may have cognitive-enhancing properties.

IMAGING AGENTS

Vasovist

Vasovist is an internally discovered, injectable intravascular contrast agent that is designed to provide improved imaging of the vascular system using magnetic resonance angiography or MRA. Our target indication for Vasovist is for use in MRA imaging of peripheral vascular disease, with a goal of improving the physician’s ability to visualize the human vascular system and thereby enhance disease diagnosis and treatment.

Vasovist reversibly binds to the human blood protein albumin, allowing imaging of the blood vessels for approximately an hour after administration. With a single injection, Vasovist enables the capture of three-dimensional images of arteries and veins in the body. Vasovist may make it possible for physicians to detect vascular disease earlier, more safely and less invasively than with X-ray angiography, and for physicians to provide an improved evaluation of potential therapeutic options including percutaneous intervention and vascular surgery.

In October 2005, the European Medicines Agency granted marketing approval of Vasovist for all 25 member states of the European Union. Bayer Schering Pharma AG, Germany, our strategic partner for Vasovist, began marketing Vasovist in Europe in the second quarter of 2006. Vasovist is currently marketed in the Netherlands, Norway, Sweden, Denmark, United Kingdom, Austria and Germany. In 2006, Vasovist was also approved for marketing in Switzerland, Australia, Iceland, Norway and, most recently, Canada

In December 2003, we submitted a New Drug Application or NDA to the FDA for the use of Vasovist in detection of vascular disease. In January 2005, we received an approvable letter from the FDA for Vasovist pending additional clinical trials. In May 2005, we submitted a response to the FDA, which was accepted as a complete response the following month. We received a second approvable letter from the FDA in November 2005. We met with the FDA twice in early 2006 to discuss the approvable letters and the path forward for Vasovist in the United States. After considering the parameters of the additional clinical trials requested by the FDA, we filed a formal appeal with the FDA requesting approval of Vasovist, as well as the use of an advisory committee as part of the appeal process. In August 2006, we received a letter from the FDA denying our formal appeal to approve Vasovist and our request for an advisory committee to review Vasovist. In its response letter, the Office of New Drugs of the FDA also suggested that if we decide to conduct additional clinical research to support approval, then rather than relying on a blinded re-read of previously submitted data and data from a new clinical trial, a safer course of action would be to conduct two new clinical trials to support the application for approval. We have met with the FDA after receiving the August 2006 response letter and in February 2007 we filed a second formal appeal with the FDA requesting approval of Vasovist, as well as the use of an advisory committee as part of the appeal process. The FDA informed us that the response to our appeal regarding Vasovist will extend beyond the originally anticipated 30-day period. We are currently in discussions with the FDA regarding the appeals process. We cannot assure you that the appeal process will be successful either in whole or in part, or that we will be able to reach agreement with the FDA on an acceptable path forward for any approval of Vasovist in the United States.

EP-2104R

We have developed a second targeted contrast agent product candidate, EP-2104R, which is designed to enable the identification of blood clots using MRI. Finding blood clots is of critical medical significance in the evaluation and diagnosis of patients with possible stroke, transient ischemic attack, chest pain, heart attack, irregular heartbeat, deep vein thrombosis and pulmonary embolism. We designed EP-2104R to bind reversibly to fibrin, the dominant protein found in blood clots. EP2104R entered a Phase 2 clinical trial in April 2005, which was subsequently amended to include additional patient safety monitoring based on a review by the FDA of observations from a 14-day, repeat dose pre-clinical toxicology study. We completed this Phase 2a clinical trial of EP-2104R in the second quarter of 2006. In this study, we saw encouraging images, which may be indicative of EP-2104R’s potential utility for identifying patients at risk of acute thrombotic events, such as stroke and transient ischemic attack. The data from the Phase 2a clinical trial was presented at the annual meeting of the Radiological Society of North America in November 2006. In the study, EP-2104R was able to detect blood clots not previously seen on MRI and enhanced the images of clots previously seen on MRI. Results also showed that EP-2104R was well tolerated and able to detect or enhance clots on MRI images in all six of the body systems studied (pulmonary, deep vein, carotid artery, cardiac atria, left ventricle, thoracic aorta). In 2004, we completed Phase 1 clinical trials of EP-2104R in which it was well tolerated in healthy volunteers. In pre-clinical studies, EP-2104R has been shown to enhance the ability of MRI to image clots throughout the vascular system.

We granted Bayer Schering Pharma, AG Germany an option to license and develop EP-2104R, which, in 2006, it determined not to exercise. We do not intend to conduct additional clinical studies on EP-2104R utilizing internal resources and, accordingly, we are pursuing a partner for the continued development of EP-2104R.

Our Therapeutic Drug Discovery Technology and Approach

We have developed a novel and proprietary in silico protein structure-based approach to GPCR and ion channel-targeted drug discovery that allows us to benefit from the structure-based approach in the absence of experimentally-determined structures for these targets. Our PREDICT technology combines genomic information (the amino acid sequence of the target protein) with physical and chemical properties of the cell membrane environment to determine the most stable 3D structure of a membrane-bound protein. The use of our PREDICT technology to determine a 3D structure of the target protein is the foundation and first step in our novel system of discovery and optimization for GPCR and ion channel-targeted drugs. We maintain our GPCR and ion channel structures as trade secrets, which, when combined with our proprietary software and the know-how required to use the PREDICT technology, we believe creates a strong barrier to entry for our competitors.

Using our proprietary drug discovery technology and approach requires the successive application of the following five steps: (1) using our PREDICT technology to identify the most stable 3D structure of the desired GPCR or ion channel drug target, bypassing the need for X-ray crystallography, (2) analyzing the resulting 3D structure and identifying a potential binding site on the target structure for drug interaction, (3) performing in silico screening using the computer to virtually “fit” more than two million drug-like compounds into this drug site, ensuring that both the shape and chemical properties of the binding site and the compound match, (4) selecting the approximately 100-200 compounds that best match the binding site on the target and testing their activity in vitro in the laboratory and (5) identifying the most active and novel chemical compounds, referred to as lead compounds, and then subjecting these lead compounds to an integrated structure-based lead optimization process. The PREDICT-generated 3D structure of the target protein as well as other 3D protein structures (many of which are also generated by PREDICT) and more traditional medicinal chemistry efforts are used to steer lead optimization along the most efficient path, transforming lead compounds into drug candidates expeditiously. Our discovery and optimization process is outlined in the following steps:

•	PREDICT-3D in silico modeling. We have developed novel proprietary algorithms which we use in our PREDICT technology to model the 3D structure of targets of interest (GPCRs and ion channel proteins) from their primary amino acid sequence. PREDICT uses algorithms that explore a large number of possible structures of the target and then selects the biologically relevant one. It takes into account specific interactions between the target protein and the membrane, specific interactions within the target protein itself, and addresses the limitations that hamper homology-based modeling of GPCRs and ion channel proteins. The PREDICT software code and many of its algorithms are kept as trade secrets, making it difficult to copy or reverse engineer. We filed patent applications for PREDICT version 1.0 in 2000. The current version of PREDICT has evolved considerably from the original version and includes numerous new algorithms and capabilities. PREDICT bypasses the need for X-ray crystallography structures of the GPCR or ion channel protein target to initiate a structure-based (so-called “rational”) drug discovery program.

•	Virtual libraries. Our libraries consist of in silico versions of approximately four million drug-like compounds which are available for purchase from commercial vendors worldwide. These virtual libraries reduce the need for us to synthesize or purchase, store and maintain tens or hundreds of thousands of actual compounds for the initial screening.

•	Rapid in silico screening. The process of in silico screening requires the computer to perform trillions of operations in trying to fit numerous drug-like compounds into the binding site of the target protein, matching both shape and chemical properties. We perform high-throughput in silico screening with a combination of proprietary and commercially available public software to identify compounds that may bind to a target GPCR or ion channel protein.

•	Ranking of screening results. We have developed proprietary algorithms for ranking our in silico screening results using internally developed tools, which we believe enables us to select the 100-200 most promising compounds for in vitro testing.

•	Integrated structure-based lead optimization. The most promising novel lead compounds, identified in silico and shown to have binding affinity and functionality in vitro, are optimized into drug candidates using an integrated structure-based approach. This process makes use of the PREDICT 3D structures (of the drug target and related off-target proteins) as well as many other in silico tools that we have created to enable efficient structure-based lead optimization, leading to highly selective drug candidates. These tools allow us to overcome challenges frequently encountered during lead optimization, such as selectivity, blood-brain barrier penetration and hERG ion channel binding, in a fraction of the time and cost compared to traditional lead optimization efforts. Using these in silico tools, our computational and medicinal chemists are able to select for actual synthesis the most promising subset of suggested compounds for further optimization. In each of our clinical-stage programs, this approach has allowed us to synthesize fewer than 10% of the compounds that we believe would have been synthesized if we were to follow the traditional methods of lead optimization.

Strategic Alliances and Collaborations

GlaxoSmithKline

On December 11, 2006, we entered into a development and license agreement with SmithKline Beecham Corporation, doing business as GlaxoSmithKline, and Glaxo Group Limited to develop and commercialize medicines targeting four G-protein coupled receptors, or GPCRs, for the treatment of a variety of diseases, including an option to license our 5-HT4 partial agonist, PRX-03140, and other medicines arising from the four research programs. The other three GPCR targets are new discovery programs. GlaxoSmithKline does not have options to any of our other clinical programs besides PRX-03140. Our collaboration with GlaxoSmithKline is being conducted through its Center of Excellence for External Drug Discovery.

Pursuant to the collaboration agreement, we granted GlaxoSmithKline an exclusive option to obtain exclusive, worldwide license rights to complete the development and to commercialize the products initially developed under each of our four research programs under the collaboration agreement. In return for those options and in consideration of the development work to be performed by us under the collaboration agreement, GlaxoSmithKline paid us an initial payment of $17.5 million. As part of the collaboration, on December 11, 2006 we entered into a stock purchase agreement with GlaxoSmithKline providing for the issuance and sale to GlaxoSmithKline of 3,009,027 shares of our common stock for an aggregate purchase price of $17.5 million. In addition, we may be eligible for up to an aggregate of $1.2 billion in additional nonrefundable option fees and milestone payments relating to the achievement of certain development, regulatory and commercial milestones across the four research programs. We are also eligible to receive tiered, double-digit royalties based on net sales by GlaxoSmithKline of any products developed under the collaboration agreement. The specific royalty rates will vary depending upon a number of factors, including the total annual net sales of the product and whether it is covered by one of our patents. GlaxoSmithKline’s royalty obligation under the collaboration agreement generally terminates on a product-by-product and country-by-country basis upon the later of (i) the expiration of our last patent claiming the manufacture, use, sale or importation of the product in the relevant country and (ii) twelve years after the first commercial sale of the product in the relevant country.

If GlaxoSmithKline does not exercise any of the four options, the collaboration agreement will expire upon the expiration of the last such option. Otherwise, the collaboration agreement will expire on a product-by-product and country-by-country basis upon the expiration of the royalty payment obligations for each product in each country.

Under the collaboration agreement, we have agreed to design, discover and develop, at our own cost, small molecule drug candidates targeting one of the four GPCRs on which the research programs are focused. The design, discovery and development efforts will be guided by a joint steering committee formed pursuant to the collaboration agreement. The first program is focused on the 5-HT4 receptor and will include our 5-HT4 partial agonist drug candidate, PRX-03140, which is currently in early-stage clinical development for the treatment of Alzheimer’s disease. We have retained an option to co-promote products successfully developed from the 5-HT4 program in the United States. Under any such co-promotion arrangement, the collaboration agreement provides for GlaxoSmithKline to direct the promotional strategy and compensate us for our efforts in co-promoting the product.

We have responsibility and control for filing, prosecution or maintenance of any of our patents that are the subject of an option to GlaxoSmithKline under the collaboration agreement, provided that in the event an option is exercised, responsibility and control of the patents subject to such option transfers to GlaxoSmithKline.

The parties each have the right to terminate the collaboration agreement if the other party becomes insolvent or commits an uncured material breach of the collaboration agreement. In addition, GlaxoSmithKline has the right to terminate the collaboration agreement in its entirety, and to terminate its rights to any program developed under the collaboration agreement on a regional or worldwide basis, in each case without cause. Upon a termination of the collaboration agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the grant of continuing license rights, continued commercialization rights and continuing royalty obligations.

Amgen

On July 31, 2006, we entered into an exclusive license agreement with Amgen Inc. to develop and commercialize products based on our pre-clinical compounds that modulate the S1P1 receptor and compounds and products that may be identified by or acquired by Amgen and that modulate the S1P1 receptor. The S1P1 receptor is a cell surface GPCR found on white blood cells and in other tissues that is associated with certain autoimmune diseases, such as rheumatoid arthritis and multiple sclerosis.

Pursuant to the license agreement, we granted Amgen an exclusive worldwide license to our intellectual property and know-how related to the compounds in our S1P1 program that modulate the S1P1 receptor, for the development and commercialization of those compounds and other compounds and products that modulate the S1P1 receptor. Amgen has limited rights to sublicense its rights under the license. In return for the license, Amgen paid us a nonrefundable, up-front payment of $20 million and is obligated to pay us royalties based on aggregate annual net sales of all S1P1-receptor-modulating products developed by Amgen under the license agreement. In addition, we may be eligible for up to an aggregate of $287.5 million of nonrefundable milestone payments that relate to milestones associated with the commencement of clinical trials, regulatory approvals and annual net sales thresholds of the products under the license agreement. These royalty rates and milestone amounts are subject to reduction in the event that, among other things:

•	Amgen is required to obtain third-party rights to develop and commercialize a product that incorporates an EPIX compound; and

•	Amgen develops and commercializes products that are not covered by the intellectual property rights we licensed to Amgen, such as for example, S1P1-modulating products that may be acquired by Amgen from a third party.

Generally, Amgen’s royalty obligation under the agreement terminates on a product-by-product and country-by-country basis upon the later of (a) the expiration or termination of the last claim within the patents (whether such patents are patents EPIX licensed to Amgen or are patents owned or in-licensed by Amgen) covering such product and (b) ten years following the first commercial sale of the product. The agreement expires when all of Amgen’s royalty obligations have terminated.

We have the option to co-promote one product from the collaboration in the United States for one indication to be jointly selected by EPIX and Amgen. During the first 15 months of the agreement, we will design, discover and develop, at our own cost, additional compounds that modulate the S1P1 receptor and that are within the same family of compounds as those identified in our patent applications licensed to Amgen under the agreement. The collaboration agreement provides Amgen with a license to these additional compounds to further its development efforts. We may undertake additional research under the agreement, at our own expense, as approved by a joint steering committee formed pursuant to the agreement. We have responsibility and control for filing, prosecution or maintenance for any of our patents licensed to Amgen for 24 months or until the start of Phase 1 clinical trials for the first product developed under the agreement, at which time, responsibility and control of such patents transfers to Amgen. Amgen has responsibility and control for filing, prosecution or maintenance for all other patents covered by the agreement, including patents jointly developed under the agreement. Amgen will have final decision making authority on all other research matters and will be responsible for non-clinical and clinical development, manufacturing, regulatory activities and commercialization of the compounds and products developed under the license agreement, at its own expense.

The parties each have the right to terminate the agreement (in whole or for specified products or countries, depending upon the circumstances) upon a material uncured breach by the other party and Amgen has the right to terminate the agreement for convenience upon varying periods of at least three months advance notice. Upon a termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the grant of continuing license rights, continued commercialization rights and continuing royalty obligations.

Bayer Schering Pharma AG, Germany

In June 2000, we entered into a strategic collaboration agreement with Bayer Schering Pharma AG, Germany (formerly known as Schering AG) pursuant to which we granted Bayer Schering Pharma AG, Germany an exclusive license to co-develop and market Vasovist worldwide, excluding Japan. In December 2000, we amended this strategic collaboration agreement to grant to Bayer Schering Pharma AG, Germany the exclusive rights to develop and market Vasovist in Japan. Generally, each party to the agreement will share equally in Vasovist costs and profits in the United States. Under the agreement, we retained responsibility for completing clinical trials and filing for FDA approval in the United States and Bayer Schering Pharma AG, Germany is responsible for clinical and regulatory activities for the product outside the United States. In addition, we granted Bayer Schering Pharma AG, Germany an exclusive option to develop and market an unspecified vascular MRI blood pool agent from our product pipeline. In connection with this strategic collaboration and the amendment to our strategic collaboration agreement with Tyco, as described under “Intellectual Property” below, Bayer Schering Pharma AG, Germany paid us an up-front fee of $10 million, which we then paid to Tyco. Under the agreement, Bayer Schering Pharma AG, Germany also paid us $20 million in exchange for shares of our common stock. We may be eligible for up to an additional $23.2 million upon the achievement of certain milestones, including $1.3 million that may be earned if Vasovist is approved in the United States. We also are entitled to receive a royalty on products sold outside the United States and, if Vasovist is approved and launched in the United States, a percentage of Bayer Schering Pharma AG, Germany’s operating profit margin on products sold in the United States

Under the terms of the strategic collaboration agreement with Bayer Schering Pharma AG, Germany, either party may terminate the agreement upon thirty days notice if there is a material breach of the contract. In addition, Bayer Schering Pharma AG, Germany may terminate the agreement at any time on a region-by-region basis or in its entirety, upon six months written notice to us.

In May 2003, we entered into a broad alliance with Bayer Schering Pharma AG, Germany for the discovery, development and commercialization of molecularly-targeted contrast agents for MRI. The alliance was composed of two areas of collaboration, with one agreement generally providing for exclusive development and commercialization collaboration for EP-2104R, our product candidate for the detection of thrombus, and the second agreement covering an exclusive research collaboration to discover novel compounds for diagnosing human disease using MRI. Under the first agreement, Bayer Schering Pharma AG, Germany had an option to the late stage development and worldwide marketing rights for EP-2104R. On July 12, 2006, Bayer Schering Pharma AG, Germany notified us that it declined to exercise this option. As a result, we retained commercial rights to EP-2104R. In the event EP-2104R is commercialized, we are obligated to pay Bayer Schering Pharma AG, Germany a royalty which is limited to a portion of the funding we received for this program from Bayer Schering Pharma AG, Germany. The second agreement related to a broader research collaboration under which the research jointly pursued under the agreement concluded in May 2006. We are currently discussing with Bayer Schering Pharma AG, Germany the allocation of rights to intellectual property generated during the research effort.

On May 8, 2000, we granted to Bayer Schering Pharma AG, Germany a worldwide, royalty-bearing license to patents covering Bayer Schering Pharma AG, Germany’s development project, Primovist, an MRI contrast agent for imaging the liver, which was approved in the European Union in 2004. Under this agreement, Bayer Schering Pharma AG, Germany is required to pay us royalties based on sales of products covered by this agreement. This agreement expires upon the last-to-expire patent covered by the agreement unless terminated earlier by either party because of the material breach of the agreement by the other party. Also on May 8, 2000, Bayer Schering Pharma AG, Germany granted us a non-exclusive, royalty-bearing license to certain of its Japanese patents. Under this agreement, we are required to pay Bayer Schering Pharma AG, Germany royalties based on sales of products covered by this agreement. This agreement expires upon the last-to-expire patent covered by the agreement unless terminated earlier by either party because of the material breach of the agreement by the other party.

Cystic Fibrosis Foundation Therapeutics Incorporated

In March 2005, we entered into a research, development and commercialization agreement with Cystic Fibrosis Foundation Therapeutics Incorporated, or CFFT, the drug discovery and development affiliate of the Cystic Fibrosis Foundation. In August 2006, we expanded the research, development and commercialization agreement with CFFT. Through December 31, 2006 we have received approximately $8.3 million from CFFT under this agreement, consisting of a $2.0 million upfront payment, approximately $4.1 million of reimbursed research and development costs and milestone payments totaling approximately $2.2 million. The milestone payments, which were earned in July and August 2006, relate to the first development program described below. Including the payments already received, we may be eligible for up to an aggregate of $16.0 million from CFFT under this agreement. The agreement involves two development programs as follows:

•	The first program is focused on correcting a malfunction of the Cystic Fibrosis Transmembrane conductance Regulator, or CFTR, ion channel protein. We are using our proprietary structure-based technologies to model the structure of this ion channel protein target and identify binding sites in the channel for therapeutic intervention. Once these sites are identified, we aim to use our drug discovery capabilities to discover a drug that restores proper functionality to the channel in patients with cystic fibrosis. If the preliminary program is successful, we and CFFT have agreed to negotiate towards a follow-on agreement under which we will explore a structure-based approach for the discovery and commercialization of a drug that will target CFTR, with the financial support of CFFT and subject to a royalty payable to CFFT.

•	The second program is focused on the discovery of a small-molecule agonist to the G-Protein Coupled Receptor known as P2Y(2), which plays a role in cystic fibrosis, using our proprietary structure-based drug design system. We retain the right to develop and commercialize any drug candidates discovered through this second program, and are obligated to make aggregate royalty payments of up to $15.0 million to CFFT for the first drug candidate that reaches particular regulatory and sales milestones.

The agreement expires with respect to the first program on August 2, 2009 and with respect to the second program on March 7, 2007, unless extended by the parties or terminated by either party beforehand. The second program has been extended through December 31, 2007. CFFT may terminate either or both programs without cause upon 120 days notice or if we suspend or discontinue our business. Either party may terminate the agreement for an uncured material breach.

Technology Agreements

Tyco

In August 1996, we entered into a strategic collaboration agreement with Mallinckrodt Inc. (subsequently acquired by Tyco International Ltd.), involving research, development and marketing of MRI vascular contrast agents developed or in-licensed by either party. In June 2000, in connection with the exclusive license that we granted to Bayer Schering Pharma AG, Germany under our strategic collaboration agreement, we amended our strategic collaboration with Tyco. The amendment enabled us to sublicense certain technology from Tyco to Bayer Schering Pharma AG, Germany which allowed us to enter into the strategic collaboration agreement for Vasovist with Bayer Schering Pharma AG, Germany. Pursuant to that amendment, we also granted to Tyco a non-exclusive, worldwide license to manufacture Vasovist for clinical development and commercial use on behalf of Bayer Schering Pharma AG, Germany in accordance with a manufacturing agreement entered into in June 2000 between Tyco and Bayer Schering Pharma AG, Germany. In connection with this amendment, we paid Tyco an up-front fee of $10.0 million and are obligated to pay up to an additional $5.0 million in milestone payments, of which $2.5 million was paid following NDA filing in February 2004 and $2.5 million will be paid upon U.S. product approval. We will also pay Tyco a share of our Vasovist operating profit margins in the United States and a percentage of the royalty that we receive from Bayer Schering Pharma AG, Germany on Vasovist gross profits outside the United States.

Bracco

In September 2001, pursuant to a settlement and release agreement and worldwide license agreement, we granted Bracco a worldwide, non-exclusive royalty bearing sub-license to certain of our patents. Under the terms of the license fee, we received $10.0 million in 2001 and are entitled to receive royalty payments from Bracco on their sales of MultiHance. The royalty on sales of Multihance expires on the patent expiration date in each country in which MultiHance is sold. We expect to receive our final royalty payment in the first quarter of 2007.

Competition

We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies engaged in drug discovery activities or funding, both in the United States and abroad. Some of these competitors are pursuing the development of product candidates that target the same indications that we are targeting for our clinical and pre-clinical programs. Even if we and our collaborators are successful in developing our clinical-stage candidates, the resulting products will compete with a variety of established products.

Significant competitors in the area of GPCR-focused drug discovery include Arena Pharmaceuticals, Acadia Pharmaceuticals and 7TM Pharma, and for ion channels our competitors include Vertex Pharmaceuticals and Sucampo Pharmaceuticals. In addition, most large pharmaceutical companies have drug discovery programs that target GPCRs and ion channels.

Many of our competitors have significantly greater financial, manufacturing, marketing and product development experience and resources than we do. These companies also have significantly greater research and development capabilities than we do, and have significantly greater experience than we do in preclinical and clinical trials of potential pharmaceutical products, and in obtaining FDA and other regulatory clearances. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we may develop.

If our clinical-stage drug candidates are approved, they will compete with currently approved drugs and potentially with drug candidates currently in development for the same indications, including the following:

•	PRX-08066. If approved, PRX-08066, the drug candidate we are developing for the treatment of pulmonary arterial hypertension (PAH), will compete with approved products from such pharmaceutical companies as Actelion Pharmaceuticals Ltd., GlaxoSmithKline plc, Pfizer Inc. and United Therapeutics Corporation, and may compete with drug candidates in clinical development by other companies, such as Encysive Pharmaceuticals Inc. and Gilead Sciences, Inc.

•	PRX-00023. If approved, PRX-00023, the drug candidate we are developing for the treatment of depression, will compete with approved products from such pharmaceutical companies as Forest Laboratories, Inc., GlaxoSmithKline plc, Pfizer Inc. and Wyeth, and may compete with drug candidates in clinical development from other companies, including Sanofi-aventis, Neurocrine and GlaxoSmithKline plc licensed from Fabre-Kramer Pharmaceuticals, Inc.

•	PRX-03140. If approved, PRX-03140, the drug candidate we are developing for the treatment of Alzheimer’s disease, will compete with approved products from such pharmaceutical companies as Forest Laboratories, Inc., Johnson & Johnson, Novartis AG and Pfizer, Inc., and may compete with drug candidates in clinical development from other companies, including Myriad Genetics, Inc. and Neurochem Inc. We are developing PRX-03140 in combination with approved products, particularly Aricept® which is marketed by Pfizer Inc.

•	PRX-07034. If approved for the treatment of obesity, Alzheimer’s disease and cognitive impairment associated with schizophrenia, PRX-07034 will compete with approved products from such pharmaceutical companies as Abbott Laboratories and Roche Holding Ltd., and may compete with several therapeutic product candidates in clinical development by other companies, such as Sanofi-aventis and Arena Pharmaceuticals, Inc. If approved for the treatment of cognitive impairment (associated with Alzheimer’s disease or schizophrenia), PRX-07034 will compete with approved products from such pharmaceutical companies as Forest Laboratories, Johnson & Johnson, Novartis AG and Pfizer, Inc., and may compete with several therapeutic product candidates in clinical development from other companies, including GlaxoSmithKline plc and Saegis Pharmaceuticals, Inc.

•	Vasovist and EP-2104R. There are a number of general use MRI agents approved for marketing in the United States and in certain foreign markets that, if used or developed for MR angiography, are likely to compete with Vasovist. Such products include Magnevist and Gadovist by Bayer Schering Pharma

AG, Germany, Dotarem by Guerbet, S.A., Omniscan by GE Healthcare, ProHance and MultiHance by Bracco and OptiMARK by Tyco International Ltd. We are aware of five agents under clinical development that have been or are being evaluated for use in MRA: Bayer Schering Pharma AG, Germany’s Gadomer and SHU555C, Guerbet, S.A.’s Vistarem, Bracco’s B-22956/1, Ferropharm GmbH’s Code VSOP-C184, and Advanced Magnetics, Inc.’s Ferumoxytol. We are not currently aware of any MRI contrast agent other than EP-2104R being developed for use in imaging blood clots. In addition to competition within the MRI field, we also face competition from other imaging technologies, including CT scans, ultrasounds, and X-ray scans. Our success will depend on physician acceptance of MRI as a primary imaging modality for certain vascular and other applications.

INTELLECTUAL PROPERTY

We actively seek to protect the proprietary technology that we consider important to our business, including chemical species, compositions and formulations, their methods of use and processes for their manufacture, as new intellectual property is developed. In addition to seeking patent protection in the United States, we plan to selectively file patent applications in certain additional foreign countries in order to further protect the inventions that we consider important to the development of our foreign business. We also rely upon trade secrets and contracts to protect our proprietary information.

As of March 8, 2007, our patent portfolio included a total of 18 issued U.S. patents, 113 issued foreign patents, two allowed U.S. patent awaiting issuance and 233 pending patent applications in the United States and other countries with claims covering the composition of matter and methods of use for all of our clinical-stage candidates. In addition to patents, we rely where necessary upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our collaborators, employees and consultants and invention assignment agreements with our employees. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

In addition, we license, and expect to continue to license, third-party technologies and other intellectual property rights that are incorporated into some elements of our drug discovery and development efforts. Set forth below are our significant license agreements.

Ramot

Our proprietary drug discovery technology and approach is in part embodied in technology that we license from Ramot at Tel Aviv University Ltd., the technology transfer company of Tel Aviv University. Pursuant to this license, we have exclusive, worldwide rights to certain technology developed at Tel Aviv University to develop, commercialize and sell products for the treatment of diseases or conditions in humans and animals. The licensed technology, as continually modified, added to and enhanced by us, consists in large part of computer-based models of biological receptors and methods of designing drugs to bind to those receptors.

All of our current clinical-stage therapeutic drug candidates, PRX-00023, PRX-03140, PRX-08066 and PRX-07034, were, at least in part, identified, characterized or developed using the licensed technology, and we would be required to make payments to Ramot, as described below, as and when rights to any such drug candidates are ever sublicensed or any such drug candidates are commercialized. In addition, we have used the licensed technology in all of our preclinical-stage programs and would expect to make payments to Ramot if rights to any drug candidates were ever commercialized from any of these programs. One of our former employees and a current employee, Oren Becker, former Chief Scientific Officer, and Sharon Shacham, Vice President of Product Leadership, respectively were inventors of the technology that we license from Ramot. We believe that Ramot shares a portion of any royalty income received with the respective inventors and, accordingly, Dr. Becker and Dr. Shacham receive a portion of the amounts we pay Ramot.

We paid Ramot an upfront fee of $40,000 upon the grant of the license. Under the license, we have an obligation to make royalty payments to Ramot on our net sales of products that are identified, characterized or developed through the use of the licensed technology that are either 1.5% or 2.5% of such net sales (depending upon the degree to which the product needed to be modified after being identified, characterized or developed through the use of the licensed technology) and decrease as the volume of sales increases. The royalty obligation for each product expires on a country-by-country basis twelve years after the first commercial sale. There is also an annual minimum royalty payment obligation of $10,000 per year.

We also are required to share between 5% and 10% of the consideration we receive from parties to whom we grant sublicenses of rights in the Ramot technology or sublicenses of rights in products identified, characterized or developed with the use of such technology and between 2% and 4% of consideration we receive from performing services using such technology. In connection with our collaborations with GlaxoSmithKline, Amgen and Cystic Fibrosis Foundation Therapeutics Incorporated, we have to date paid $2,192,000 in total royalties to Ramot primarily for the total payments received to date for the upfront payments and milestone payments received to date under these license agreements.

The license may be terminated by either party upon a material breach by the other party unless cured within 30 days, in the case of a payment breach, and 90 days in the case of any other breach. The license may also be terminated by either party in connection with the bankruptcy or insolvency of the other party. The license expires upon the expiration of our obligation to make payments to Ramot. Therefore, since we have an ongoing obligation to pay annual minimum royalties to Ramot as described above, the license may not expire and may only terminate upon a breach by, or bankruptcy of, a party.

Massachusetts General Hospital

In July 1995, we entered into a license agreement with Massachusetts General Hospital (“MGH”) pursuant to which MGH granted us an exclusive worldwide license to patents and patent applications which relate to Vasovist. The MGH license imposed certain due diligence obligations with respect to the development of products covered by the license, all of which have been fulfilled to date. The MGH license requires us to pay royalties on the net sales of products covered by this license, including Primovist, MultiHance and Vasovist. We have paid MGH approximately $552,000 in royalty payments, primarily related to the sale of Primovist and MultiHance, through 2006 under this license agreement. The license agreement expires on a country-by-country basis when the patents covered by the license agreement expire. The majority of the patents covered by this license agreement expired in November 2006. The license agreement does not contain a renewal provision. We believe that the expiration of these patents does not compromise our proprietary position with respect to Vasovist because Vasovist is covered by composition of matter patents independent of our license with MGH. These composition of matter patents extend into 2015 in the United States, although the life of these patents may be extended.

Prince

In November 2003, we entered into an intellectual property agreement with Dr. Martin R. Prince, an early innovator in the field of magnetic resonance angiography relating to “dynamic” magnetic resonance angiography, which involves capturing magnetic resonance angiography images during the limited time, typically 30 to 60 seconds, available for imaging with extracellular agents. Under the terms of the intellectual property agreement, Dr. Prince granted us certain discharges, licenses and releases in connection with the historic and future use of Vasovist by us and agreed not to sue us for intellectual property infringement related to the use of Vasovist. In consideration of Dr. Prince entering into the agreement, we agreed to pay him an upfront fee of $850,000 and royalties on sales of Vasovist consistent with a non-exclusive early stage academic license and delivered to him 88,000 shares of our common stock with a value of approximately $2.3 million based on the closing price of our common stock on the date of the agreement. In addition, we agreed to supply Dr. Prince with approximately $140,000 worth of Vasovist per year during the term of the agreement. The agreement expires upon the expiration of the last patent under the agreement. The agreement is subject to termination by either party upon the incurred material branch of the agreement by the other party. As of December 31, 2006 no Vasovist product has been requested by or provided to Dr. Prince.

Marketing, Sales and Distribution

We currently have no marketing, sales or distribution capabilities. To commercialize any of our drug candidates or imaging products, we must develop these capabilities internally or through collaboration with third parties. In selected indications where we believe that our products can be commercialized by a specialty sales force that calls on a limited but focused group of physicians, we may commercialize our products in the United States. For example, we believe that pulmonary specialists who treat pulmonary hypertension, and the centers in which they practice, are sufficiently concentrated to enable us to effectively promote PRX-08066, if approved by the FDA, to this market in the United States with a small internal sales force. In therapeutic or diagnostic areas that require a large sales force selling to a large and diverse prescribing population and for markets outside of the United States, we plan to establish collaborations with pharmaceutical or biotechnology companies for commercialization of our drug candidates. With respect to Vasovist, we have granted Bayer Schering Pharma AG, Germany an exclusive license to co-develop and market Vasovist worldwide under our strategic collaboration agreement with Bayer Schering Pharma AG, Germany. With respect to PRX-03140, we have granted GlaxoSmithKline an exclusive option to obtain exclusive, worldwide license rights to complete the development and commercialize PRX-03140. With respect to our preclinical compounds that modulate the S1P1 receptor, we have granted Amgen an exclusive worldwide license for the development and commercialization of those compounds.

Manufacturing

We outsource and plan to continue to outsource manufacturing responsibilities to third parties for our existing and future drug candidates for clinical development and commercial purposes. We are currently working with our contract manufacturers to produce sufficient quantities of the active pharmaceutical ingredient and drug product in each of our programs for our planned clinical trials in 2007. If one of our manufacturers for our therapeutic product candidates should become unavailable to it for any reason, we believe that there are a number of potential replacements as our processes are not manufacturer-specific, though we may incur some added cost and delay in identifying or qualifying such replacements, including delays associated with the need for FDA review and approval of the new manufacturer, as well as those associated with the new manufacturer’s ability to establish the manufacturing process.

Bayer Schering Pharma AG, Germany is responsible for the manufacture of Vasovist. Bayer Schering Pharma AG, Germany relies on Tyco as the sole manufacturer of Vasovist for human clinical trials and commercial use. Together with Bayer Schering Pharma AG, Germany, EPIX is considering alternative manufacturing arrangements for Vasovist for commercial use, including the potential transfer of manufacturing to Bayer Schering Pharma AG, Germany. In the event that Tyco fails to fulfill its manufacturing responsibilities satisfactorily, Bayer Schering Pharma AG, Germany has the right to purchase Vasovist from a third party or to manufacture the compound itself.

We currently rely on Aptuit, Inc. and Metrics, Inc. for our therapeutic drug product manufacturing and testing, and on Evotec, Ltd. and Johnson Matthey Pharma Services for the manufacture and testing of our active therapeutic pharmaceutical ingredients. Our agreements with these suppliers generally operate on a work order basis, with no minimum purchase requirements and are generally terminable by us upon 60 days and 90 days prior written notice, respectively. Small amounts of material used for pre-clinical research and development purposes are synthesized in-house. The production of our drug candidates PRX-08066, PRX-00023, PRX-03140 and PRX-07034 uses small-molecule synthetic organic chemistry procedures that are standard in the pharmaceutical industry. There are no complicated chemistries or unusual equipment required in the manufacturing process of these drug candidates. PRX-08066, PRX-00023, PRX-03140 and PRX-07034 are all currently administered as unformulated drug products. A commercially viable formulation will need to be developed, manufactured and certified for each of these drug candidates. The final commercial formulation may not prove to be bioequivalent to the current formulation. This may result in the need to initiate additional clinical trials to define new dosing regimes. Furthermore, the development and implementation of a new formulation and commercial process for cGMP manufacturing may add significant delays to additional clinical trials, regulatory filings and commercial launch.

Government Regulation and Product Approval

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate, among other things, the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of our products. Failure to comply with regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other actions that could affect our product candidates or us. Any failure to comply with regulatory requirements, to obtain and maintain regulatory approvals, or any delay in obtaining regulatory approvals could materially adversely affect our business.

The process required by the FDA before drugs may be marketed in the United States. generally involves the following:

•	preclinical laboratory and animal studies;

•	submission of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use; and

•	FDA approval of a new drug application, or NDA.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for any of our drug candidates will be granted on a timely basis, if at all.

Once a pharmaceutical candidate is identified for development it enters the preclinical testing stage. During preclinical studies, laboratory and animal studies are conducted to show biological activity of the drug candidate in animals, both healthy and with the targeted disease. Also, preclinical tests evaluate the safety of drug candidates. Preclinical tests must be conducted in compliance with good laboratory practice regulations. In some cases, long-term preclinical studies are conducted while clinical studies are ongoing.

Prior to commencing a clinical trial, we must submit an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trial. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND may not result in FDA authorization to commence a clinical trial. All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with good clinical practice regulations. These regulations include the requirement that all subjects provide informed consent. Further, an institutional review board, or IRB, at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if adverse events or other certain types of other changes occur.

Human clinical trials are typically conducted in three sequential phases that may overlap:

•	Phase 1: The drug is initially introduced into healthy human subjects or patients with the disease and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

•	Phase 2: Involves studies in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•	Phase 3: Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide, if appropriate, an adequate basis for product labeling.

In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients. Because these patients already have the target disease, these studies may provide initial evidence of efficacy traditionally obtained in Phase 2 clinical trials, and thus these trials are frequently referred to as Phase 1/2 clinical trials.

The FDA or an IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Concurrent with clinical trials and preclinical studies, companies also must develop information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and the manufacturer must develop methods for testing the quality, purity and potency of the final drugs. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf-life.

A sponsor of an IND may request that the FDA evaluate within 45 days certain protocols and issues relating to the protocols. Such Special Protocol Assessments, or SPAs, may be requested for clinical protocols for Phase 3 clinical trials whose data will form the primary basis for an efficacy claim if the trials had been the subject of discussion at an end-of-Phase 2/ pre-Phase 3 meeting. If the sponsor and the FDA reach a written agreement regarding the protocol, the SPAs will be considered binding on the FDA and will not be changed unless the sponsor fails to follow the agreed-upon protocol, data supporting the request are found to be false or incomplete, or the FDA determines that a substantial scientific issue essential to determining the safety or effectiveness of the drug was identified after the testing began. Even if a SPA is agreed to, approval of the NDA is not guaranteed since a final determination that an agreed-upon protocol satisfies a specific objective, such as the demonstration of efficacy, or supports an approval decision, will be based on a complete review of all the data in the NDA.

The results of product development, preclinical studies and clinical studies, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, results of chemical studies and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The FDA reviews all NDAs submitted before it accepts them for filing. It may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. The submission of an NDA is subject to the payment of user fees, but a waiver of such fees may be obtained under certain circumstances. The FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data. Even if such data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

The FDA has various programs, including fast track, priority review and accelerated approval that are intended to expedite or simplify the process for reviewing drugs and/or provide for approval on the basis of surrogate endpoints. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, priority review applies to new drugs that have the potential for providing significant improvements compared to marketed products in the treatment or prevention of a disease. Although priority review does not affect the standards for approval, FDA will attempt to expedite review of the application for a drug designated for priority review. We do not know whether our drugs will be eligible for, or whether we will apply for, any of these programs. Even if a drug qualifies for one or more of these programs, we cannot be sure that the time period for FDA review will be shortened.

Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes at least several years and the actual time required may vary substantially, based upon, among other things, the type, complexity and novelty of the product or disease. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our activities. Success in early-stage clinical trials does not assure success in later-stage clinical trials. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals for any drug candidate could substantially harm our business and cause our stock price to drop significantly. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

Any drug products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the drug, drug sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our contract manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the pharmaceutical cGMP regulations and other FDA regulatory requirements.

The FDA’s policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of adverse governmental regulation, which might arise from future legislative or administrative action, either in the U.S. or abroad.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Orphan drug exclusivity, however, also could block the approval of our product for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our product is determined to be contained within the competitor’s product for the same indication or disease. We intend to file for orphan drug designation for those diseases that meet the criteria for orphan designation, including for PRX-08066 for the treatment of pulmonary hypertension. There is no guarantee that we will be awarded orphan exclusivity for PRX-08066 or for any other products or indications. In addition, obtaining FDA approval to market a product with orphan drug exclusivity may not provide us with a material commercial advantage.

The FDA Modernization Act of 1997 included a pediatric exclusivity provision that was extended by the Best Pharmaceuticals for Children Act of 2002. Pediatric exclusivity is designed to provide an incentive to manufacturers for conducting research about the safety of their products in children.

Pediatric exclusivity, if granted, provides an additional six months of market exclusivity in the U.S. for new or currently marketed drugs. Under Section 505a of the Federal Food, Drug and Cosmetic Act, six months of market exclusivity may be granted in exchange for the voluntary completion of pediatric studies in accordance with an FDA-issued “Written Request.” The FDA may issue a Written Request for studies on unapproved or approved indications, where it determines that information relating to the use of a drug in a pediatric population, or part of the pediatric population, may produce health benefits in that population. We have not requested or received a Written Request for such pediatric studies, although we may ask the FDA to issue a Written Request for such studies in the future. To receive the six-month pediatric market exclusivity, we would have to receive a Written Request from the FDA, conduct the requested studies and submit reports of the studies in accordance with a written agreement with the FDA or, if there is no written agreement, in accordance with commonly accepted scientific principles. There is no guarantee that the FDA will issue a Written Request for such studies or accept the reports of the studies. The current pediatric exclusivity provision is scheduled to end on October 1, 2007 and it may not be reauthorized.

Reimbursement

Sales of our product candidates depend in significant part on the availability of third-party reimbursement. We anticipate third-party payors will provide reimbursement for our therapeutic and imaging products. It is time consuming and expensive for us to seek reimbursement from third-party payors. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

The passage of the Medicare Prescription Drug and Modernization Act of 2003, or the MMA, imposes new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries, which may affect the marketing of our products. The MMA also introduced a new reimbursement methodology, part of which went into effect in 2004. At this point, it is not clear what effect the MMA will have on the prices paid for currently approved drugs and the pricing options for new drugs approved after January 1, 2006. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

In addition, in some foreign countries, the proposed pricing for a product candidate must be approved before it may be lawfully marketed. The requirements governing pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market.

We expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

Employees

We believe that our success will depend greatly on our ability to identify, attract and retain capable employees. As of December 31, 2006, we had 89 fulltime employees, including a total of 59 employees who hold M.D. or Ph.D. degrees. Of our employees, 66 of our employees are primarily engaged in research and development activities, and 23 are primarily engaged in general and administrative activities. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

Research and Development

During the years ended December 31, 2006, 2005, and 2004 we incurred research and development expenses of $149.8 million, $18.3 million and $23.2 million respectively. Included in our 2006 research and development expense is a nonrecurring charge of $123.5 million for the acquisition of in-process research and development in connection with our acquisition of Predix. The in-process research and development charge represents the fair value of purchased in-process technology of Predix for research projects that, as of the closing date of the merger, had not reached technological feasibility and have no alternative future use.

Available Information

We incorporated in Delaware in 1988 and commenced operations in 1992. Our principal executive offices are located at 4 Maguire Road, Lexington, Massachusetts 02421 and our telephone number is (781) 761-7600. Our website is located at http://www.epixpharma.com. Our Corporate Code of Conduct and Ethics as well as our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and all amendments to these reports, which have been filed with the Securities and Exchange Commission, or SEC, are available to you free of charge through the Investor Relations section on our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC. We do not intend for the other information contained in our website to be considered a part of this Form 10-K.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

Risks Related to our Business

A substantial portion of our future revenues will be dependent upon our agreements with GlaxoSmithKline, Amgen Inc. and Bayer Schering Pharma AG, Germany.

We expect that a substantial portion of our future revenues will be dependent upon our collaboration agreements with GlaxoSmithKline and with Amgen Inc. The agreement with GlaxoSmithKline encompasses the development and commercialization of medicines targeting four G-protein coupled receptors, or GPCRs, for the treatment of a variety of diseases, including an option to license our 5-HT4 partial agonist, PRX-03140, and other medicines arising from the four research programs. The agreement with Amgen encompasses the development and commercialization of products based on our pre-clinical compounds that modulate the S1P1 receptor and compounds and products that may be identified by or acquired by Amgen and that modulate the S1P1 receptor. We are substantially dependent upon Bayer Schering Pharma AG, Germany to commercialize Vasovist, our lead imaging product candidate, in the United States and Europe. If these collaborators were to terminate their agreements with us, fail to meet their obligations or otherwise decrease their commitment there under, our future revenues could be materially adversely affected and the development and commercialization of our product candidates would be interrupted. In addition, if we do not achieve some or any of the development, regulatory and commercial milestones or if GlaxoSmithKline or Amgen does not achieve certain net sales thresholds, in each case, as set forth in the respective agreements, we will not fully realize the expected benefits of the agreements. Further, the achievement of certain of the various milestones under our collaboration agreements with GlaxoSmithKline, Amgen and Bayer Schering Pharma AG, Germany will depend on factors that are outside of our control and most are not expected for several years, if at all. Moreover, our receipt of revenues under our agreements with these collaborators will be directly affected by the level of efforts of such collaborators and we cannot control whether they will devote sufficient resources to development or commercialization of the technology under their respective agreement or whether they will elect to pursue the development or commercialization of alternative products or services. For instance, Bayer Schering Pharma AG, Germany currently markets imaging agents for other technologies that will compete against Vasovist, and Bayer Schering Pharma AG, Germany will be responsible for setting the price of the product candidate worldwide. Accordingly, Bayer Schering Pharma AG, Germany may not set prices in a manner that maximizes revenues for us. Disagreements with our collaborators could delay or terminate the continued development and commercialization of the licensed products under our agreements or result in litigation, either of which could have a material adverse affect on our business, financial condition and results of operations overall. In addition, Bayer Schering Pharma was recently formed through the merger of Bayer AG and Schering AG. If the strategy of Bayer Schering Pharma AG, Germany after the merger differs from that of Schering AG’s prior strategy with respect to the marketing of Vasovist, our expectations regarding the marketing of Vasovist could be negatively impacted, which could have a material adverse effect on our imaging business. If any of our agreements with GlaxoSmithKline, Amgen or Bayer Schering Pharma AG, Germany is terminated prior to expiration, we would be required to enter into other strategic relationships or find alternative ways of continuing our product development programs. We cannot assure you that we would be able to enter into similar agreements with other companies with sufficient product development capabilities to commercialize our product candidates, and our failure to do so could materially and adversely affect our ability to generate revenues.

We anticipate future losses and may never become profitable.

Our future financial results are uncertain. We have experienced significant losses since we commenced operations in 1992. Our accumulated net losses as of December 31, 2006 were approximately $345.4 million. These losses have primarily resulted from expenses associated with our research and development activities, including pre-clinical studies and clinical trials, acquired in-process research and development from the merger with Predix and general and administrative expenses. We anticipate that our research and development expenses will remain significant in the future and we expect to incur losses over at least the next several years as we continue our research and development efforts, pre-clinical testing and clinical trials. In particular, we believe that we will be required to conduct additional clinical trials to obtain approval from the FDA for any of our product candidates, including Vasovist which trials would be expensive and which could contribute to our continuing to incur losses.

In addition, as a result of our merger with Predix, our expenses have increased as a result of the addition of our newly acquired therapeutic research and development and commercialization efforts.

As a result, we cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the timeframe expected by investors, the market price of our common stock may decline and consequently our business may not be sustainable.

Our prior stock option practices may result in significant liability.

As described in the Explanatory Note to this Annual Report on Form 10-K and in Note 3 to our consolidated financial statements, in December 2006, our board of directors created a special committee of independent directors to conduct, with the assistance of outside legal counsel and outside forensic accounting consultants, an investigation of our historical stock option practices. The special committee has completed its investigation and has concluded that certain employees, including certain of our former senior management, prior to the change in our senior management in connection with the merger with Predix Pharmaceuticals Holdings, Inc. on August 16, 2006, participated in retrospective date selection for the grant of certain stock options and re-priced, as defined by financial accounting standards, certain options during the period from 1997 through 2005. Accordingly, our audit committee has concluded that, pursuant to Accounting Principles Board No. 25 (APB 25) and related interpretations, the accounting measurement date for the stock option grants for which those members of our former senior management had restrospectively selected grant dates for certain grants awarded between February 1997 and February 2004, covering options to purchase approximately 1.4 million shares of our common stock, differed from the measurement dates previously used for such stock awards. In addition, we determined that, certain of our former senior management re-priced, as defined by financial accounting standards, to different prices approximately 0.9 million stock options awarded during the period between June 1999 and March 2005. In addition, during the course of the option review, we identified approximately 0.1 million options in which other dating errors resulted in stock options with grant dates that failed to meet the measurement date criteria of APB 25. As a result, revised measurement dates were applied to the option grants with administrative errors and option grants for which certain of our former senior management retrospectively selected grant dates for the grant and for options that were re-priced, as defined by financial accounting standards we revised our accounting for such re-priced awards from accounting for the grants as fixed awards to accounting for the grants as variable awards. Accounting for a variable award requires us to revalue the re-priced option to its then intrinsic value at the end of each reporting period until such option has been exercised or canceled. In addition, we have recorded adjustments to our financial statements to record compensation expense for approximately 44,000 stock options granted to non-employees to recognize the fair value of such options. We also recorded compensation expense for approximately 70,000 stock options for which we modified the original terms of the stock award. As a result of these adjustments, we have recorded $7.4 million in additional stock-based compensation expense for the years 1997 through 2005. The amount of compensation expense recorded for stock awards in which we revised measurement dates is net of forfeitures related to employee terminations. The additional stock-based compensation expense for stock awards in which the Company’s former senior management retrospectively selected dates for the grant is being amortized over the service period relating to each option, typically five years. The Company has accrued payroll tax expense of approximately $0.9 million relating to employer and employee payroll taxes, interest and penalties it estimates it will owe as a result of the modifications to exercised options previously considered incentive stock options that should have been taxed as non-qualified stock options. Our historical stock option practices and the restatement of our prior financial statements expose us to greater risks associated with litigation and regulatory proceedings. The Securities and Exchange Commission has advised us that it has commenced an informal investigation regarding our stock option grants. We are cooperating with that investigation. In the event of any litigation or regulatory proceeding involving a finding or assertion by the Securities and Exchange Commission, other federal or state governmental agencies, or any third-party that our past stock option practices violated the federal securities laws or other laws, we may be required to pay fines, penalties or other amounts, may be subject to other remedies or remedial actions, and/or may be required to further restate prior period financial statements or adjust current period financial statements. In addition, considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future.

We have not been in compliance with SEC reporting requirements and NASDAQ listing requirements and may continue to face compliance issues with both. If we are unable to remain in compliance with SEC reporting requirements and NASDAQ listing requirements, there may be a material adverse effect on the Company and our stockholders.

Due to the special committee investigation and resulting restatement, we could not file our Annual Report on Form 10-K with the SEC on time and face the possibility of delisting of our stock from the NASDAQ Global Market. On April 3, 2007, we received a NASDAQ Staff Determination Letter indicating that the we are not in compliance with Marketplace Rule 4310(c)(14), which requires timely filing of periodic reports with NASDAQ for continued listing, and we expect to file our request for a hearing before the NASDAQ Listing Qualifications Panel within the prescribed time period.

With the filing of this Annual Report on Form 10-K, we believe we have returned to full compliance with SEC reporting requirements and NASDAQ listing requirements. However, if the SEC has comments on this Annual Report on Form 10-K (or other reports that we previously filed) that require us to file an amended report, or if the NASDAQ Listing Qualifications Panel does not concur that we are in compliance with applicable listing requirements, we may be unable to maintain an effective listing of our stock on a national securities exchange. If this happens, the price of our stock and the ability of our stockholders to trade in our stock could be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws, and we would not be able to issue stock options or other equity awards to our employees or allow them to exercise their outstanding options, which could adversely affect our business and results of operations. In addition, although our 3.0% Convertible Senior Notes do not mature until 2024, noteholders may require us to repurchase these notes at par, plus accrued and unpaid interest, on June 15, 2011, 2014 and 2019 and upon certain other designated events including, but not limited to, the termination of trading of our common stock on the NASDAQ Global Market.

If we are unsuccessful in our appeal process for Vasovist with the FDA, we may never obtain approval to market and sell Vasovist in the United States and our revenues will be materially harmed.

Vasovist has not been approved for marketing and sale in the United States by the FDA. In connection with a new drug application, or NDA, that we submitted for Vasovist in December 2003, we received an approvable letter from the FDA in January 2005 in which the FDA requested additional clinical trials prior to approval. In May 2005, we submitted a response to the FDA approvable letter, which was accepted by the FDA as a complete response in June 2005. In November 2005, the FDA provided us with a second approvable letter which indicated that at least one additional clinical trial and a re-read of images obtained in certain previously completed Phase 3 trials will be necessary before the FDA could approve Vasovist. We believe that these trials would require a substantial period of time to complete. We have had three meetings with the FDA since receiving the second approvable letter to discuss the path forward for Vasovist in the United States. After considering the parameters of the additional clinical trials requested by the FDA, we filed a formal appeal with the FDA asking the FDA to approve Vasovist and to utilize an advisory committee as part of the appeal process. In August 2006, the FDA denied our appeal and suggested that we conduct two new clinical trials for Vasovist. In February 2007, we filed our second formal appeal with the FDA asking the FDA to approve Vasovist and to utilize an advisory committee as part of the appeal process. The FDA informed us that the response to our appeal regarding Vasovist will extend beyond the originally anticipated 30-day period. We are currently in discussions with the FDA regarding the appeals process. The approval, timeliness of approval or labeling of Vasovist are subject to significant uncertainties related to a number of factors, including:

•	the process of reaching agreement with the FDA on the clinical data and on any clinical trial protocol required for regulatory approval of Vasovist;

•	a re-read, or reanalysis, of images obtained from completed Phase 3 trials by a new group of radiologists;

•	the timing and process of conducting any clinical trials that may be ultimately required if the appeal process ultimately ends in denial of our suggested path forward;

•	obtaining the desired outcomes of any required clinical trials; and

•	FDA’s review process and conclusions regarding any additional Vasovist regulatory submissions.

We cannot assure you that the appeal process will be successful or that we will be able to reach agreement with the FDA on the design or clinical endpoints required for additional clinical trials or re-read of images from the completed Phase 3 trials that may be required if the appeal process ultimately ends in the denial of our suggested path forward. Further, we cannot assure you that any such agreed upon clinical trials will be feasible for us to conduct or whether such trials will be completed in a commercially reasonable timeframe, if at all. Any further clinical trials that are required could take several years to complete. If the FDA does not approve Vasovist, then we will not receive revenues based on sales of Vasovist in the United States. Even if ultimately approved, we do not expect revenues from the commercial sales of any of our product candidates, other than Vasovist, for at least several years.

We have never had a commercially available product in the United States and we may never succeed in developing marketable products.

We have never had any product candidates receive regulatory approval for commercial sale in the United States and do not expect to have any commercial therapeutic products available in the United States for at least the next several years, if at all. In September 2006, results from our pivotal Phase 3 clinical trial of our PRX-00023 product candidate for generalized anxiety disorder demonstrated that PRX-00023 did not achieve a statistically significant improvement over placebo for the primary endpoint with respect to generalized anxiety disorder. Prior to obtaining results from this trial, PRX-00023 was our most advanced therapeutic drug candidate. Based on these trial results, however, we have discontinued our development efforts with respect to PRX-00023 in anxiety and currently are focusing our development efforts for this product candidate in depression. PRX-00023 has not been tested in patients with a primary diagnosis of major depression and will require significant further additional clinical testing for that indication. In addition, although our Vasovist imaging product has been approved for commercial sale in the European Union, Australia, Switzerland, Iceland, Norway and Canada, and is currently being marketed in Europe by Bayer Schering Pharma AG, Germany, we have not obtained approval of Vasovist in the United States and do not expect any significant income or royalties as a result of sales of Vasovist for the foreseeable future. In August 2006, the FDA denied our formal appeal to approve Vasovist and suggested that we conduct two new clinical trials for Vasovist. Accordingly, the approval of Vasovist by the FDA is subject to significant uncertainty and we may never obtain regulatory approval to market Vasovist in the United States.

In addition to PRX-00023 and Vasovist, each of our four other clinical-stage drug candidates in the United States require additional clinical studies: PRX-08066 for the treatment of two types of pulmonary hypertension — pulmonary hypertension associated with chronic obstructive pulmonary disease, which began a Phase 2 clinical trial in August 2006, and pulmonary arterial hypertension; PRX-03140 for the treatment of Alzheimer’s disease, which entered a Phase 2 clinical trial in the fourth quarter of 2006; PRX-07034 for the treatment of obesity and cognitive impairment, which commenced Phase 1 clinical trials in June 2006; and EP-2104R, a contrast agent designed to enable the identification of blood clots using MRI, which completed a Phase 2a clinical trial in June 2006. Prior to the initiation of our Phase 2 clinical trial, PRX-08066 had never been tested in patients with pulmonary hypertension associated with chronic obstructive pulmonary disease and has never been tested in patients with primary pulmonary arterial hypertension. PRX-07034 is currently being tested in patients with obesity and has never been tested in patients with cognitive impairment. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage clinical development. For example, Sanofi-Aventis discontinued the development of its product candidate for the treatment of Alzheimer’s disease designed to target the 5-HT4 protein receptor due to lack of efficacy. This compound is believed to have the same mechanism of action as PRX-03140, was more advanced in clinical development and was more potent in in vitro assays. Accordingly, the results from the completed and ongoing studies and trials for our product candidates may not be predictive of the results we may obtain in later-stage clinical trials. In addition, Bayer Schering Pharma AG, Germany declined to exercise an option to exclusively license EP-2104R and, as a result, there is considerable uncertainty regarding the future clinical development plan of EP-2104R and depends upon many factors, including our ability to enter into a collaboration to continue the development of EP-2104R. If we are unable to find a new collaborative partner, we may bear the expenses of further clinical development ourselves, and these expenses would be significant. If we are unable to develop one or more marketable products in the United States, or elsewhere, our results of operations, business and future prospects would be materially harmed.

If we are unable to obtain required regulatory approval of our therapeutic product candidates, we will be unable to market and sell our therapeutic product candidates and our business will be materially harmed.

Our existing therapeutic product candidates and any other product candidates we may discover or acquire and seek to commercialize are subject to extensive regulation by the FDA and similar regulatory agencies in other countries relating to development, clinical trials, manufacturing and commercialization. In the United States and in many foreign jurisdictions, rigorous pre-clinical testing and clinical trials and an extensive regulatory review process must be successfully completed before a new product candidate can be sold. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. The time required to obtain approval by the FDA is unpredictable but typically exceeds five years following the commencement of clinical trials, depending upon many factors, including the complexity of the product candidate. We initiated clinical trials for PRX-08066, PRX-00023, PRX-03140 and PRX-07034 in May 2005, February 2004, December 2004 and June 2006, respectively, and thus far, these therapeutic product candidates have been studied in only a small number of patients. Early-stage clinical trials in small numbers of patients are often not predictive of results in later-stage clinical trials with a larger and more diverse patient population. Even product candidates with favorable results in late-stage pivotal clinical trials may fail to get approved for commercialization for many reasons, including:

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

We may encounter problems with our completed, ongoing or planned clinical trials for our product candidates that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing and planned clinical trials for our product candidates and negatively impact our ability to obtain regulatory approval or enter into collaborations for, or market or sell, a particular product candidate, including any of our current clinical-stage product candidates:

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

To date, we have received revenues from payments made under licensing, royalty arrangements and product development and marketing agreements with strategic collaborators. In particular, our revenue for the twelve months ended December 31, 2006 was $6.0 million and consisted of $2.9 million of product development revenue from Bayer Schering Pharma AG, Germany and CFFT, $1.6 million of royalty revenue related to the Bracco and Bayer Schering Pharma AG, Germany agreements, and $1.5 million of license fee revenue related to the Bayer Schering Pharma AG, Germany, Amgen, Tyco, GlaxoSmithKline, CFFT, and Bracco agreements. In addition to these sources of revenue, we have financed our operations to date through public stock and debt offerings, private sales of equity securities and equipment lease financings.

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

We depend on our strategic collaborators for support in product development and the regulatory approval process for our product candidates and, if approved, for product marketing.

Our product development programs and potential regulatory approval and commercialization of our product candidates will require substantial additional cash to fund expenses. Our strategy includes collaborating with leading pharmaceutical, biotechnology or other companies to assist us in further developing and potentially commercializing our product candidates requiring large commercial sales and marketing infrastructures. We may also seek to enter into such collaborations for our other product candidates, especially for target indications in which the potential collaborator has particular expertise or that involve a large, primary care market that must be served by large sales and marketing organizations. In addition, we depend, and expect to continue to depend, on strategic collaborators for support in a variety of other activities including manufacturing, marketing and distribution of our product candidates in the United States and abroad, if the FDA and corresponding foreign agencies approve our product candidates for marketing. We face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. For instance, in May 2006, we concluded a research collaboration with Bayer Schering Pharma AG, Germany for the development of certain potential imaging product candidates. We are in discussions, and expect to continue discussions, with Bayer Schering Pharma AG, Germany regarding the disposition of the research products under this research collaboration. We cannot predict how the disposition or winding down of the individual research programs will occur, or whether we will be able to take forward any of these research programs ourselves or find alternative partners for these programs.

We may not be able to enter into any such collaboration on terms that are acceptable to us, or at all. If that were to occur, we may have to curtail the development of a particular product candidate, reduce or delay one or more of our development programs or potential commercialization, or increase our expenditures and undertake development or commercialization activities at our own expense. For instance, on July 12, 2006, Bayer Schering Pharma AG, Germany notified us that it decided not to exercise its option to exclusively license EP-2104R. As a result, we intend to pursue a collaboration for the continued development of EP-2104R with new potential partners, who may negotiate provisions that allow them to terminate their agreements with us prior to the expiration of the negotiated term under certain circumstances. If we elect to increase our expenditures to fund development, potential regulatory approval or commercialization activities on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not obtain sufficient funds, we will not be able to complete clinical development of our product candidates or bring our product candidates to market. Further, our receipt of revenues from strategic alliances is affected by the level of efforts of our collaborators. Our collaborators may not devote the resources necessary to complete development and commence marketing of a product candidate in their respective territories, or they may not successfully market product candidates.

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

Since inception, we have funded our operations primarily through our public offerings of common stock, private sales of equity securities, debt financing, equipment lease financings, product development revenue, and royalty and license payments from our strategic partners. Although we believe that we have adequate funding to fund our operations through 2008, we may need to raise substantial additional funds for research, development and other expenses through equity or debt financings, strategic alliances or otherwise. Our future liquidity and capital requirements will depend upon numerous factors, including the following:

•	the progress and scope of clinical trials;

•	the timing and costs of filing future regulatory submissions;

•	the timing and costs required to receive both U.S. and foreign governmental approvals;

•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the extent to which our product candidates gain market acceptance;

•	the timing and costs of product introductions;

•	the extent of our ongoing and any new research and development programs;

•	the extent to which we are required to pay the remaining $15.0 million portion of the milestone payment in connection with the Predix merger in cash;

•	changes in our strategy or our planned activities;

•	the costs of training physicians to become proficient with the use of our product candidates; and

•	the costs of developing marketing and distribution capabilities.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our software products, services and hosted solutions, or otherwise respond to competitive pressures would be significantly limited.

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

The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement for marketing our product candidates outside the United States vary greatly from country to country and may require additional testing. We have no experience in obtaining regulatory approvals for any of our product candidates. Although the use of Vasovist has been approved in the European Union, as well as Canada, Iceland, Norway, Switzerland and Australia, Bayer Schering Pharma AG, Germany is responsible for obtaining foreign regulatory approvals for Vasovist. The time required to obtain approvals outside the United States may differ from that required to obtain FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to develop foreign markets for our product candidates.

Our product candidates will remain subject to ongoing regulatory requirements even if they receive marketing approval, and if we fail to comply with requirements, we could lose these approvals and the sale of any approved commercial products could be temporarily or permanently suspended.

Even if we receive regulatory approval to market a particular product candidate, the product will remain subject to extensive regulatory requirements, including requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping. In addition, as clinical experience with a product expands after approval because it is typically used by a greater number of patients after approval than during clinical trials, side effects and other problems may be observed after approval that were not seen or anticipated during pre-approval clinical trials. We are required to maintain pharmacovigilance systems for collecting and reporting information concerning suspected adverse reactions to our product candidates. In response to pharmacovigilance reports, regulatory authorities may initiate proceedings to revise the prescribing information for our product candidates or to suspend or revoke our marketing authorizations. Procedural safeguards are often limited, and marketing authorizations can be suspended with little or no advance notice. Both before and after approval of a product, quality control and manufacturing procedures must conform to cGMP. Regulatory authorities, including the European Medicines Agency, or EMEA, and the FDA, periodically inspect manufacturing facilities to assess compliance with cGMP. Accordingly, we and our contract manufacturers will need to continue to expend time, funds, and effort in the area of production and quality control to maintain cGMP compliance. If we fail to comply with the regulatory requirements of the FDA, the EMEA and other applicable U.S. and foreign regulatory authorities or previously unknown problems with any approved commercial products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions or other setbacks, including:

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

To date, our technology and approach has generated clinical therapeutic product candidates, including PRX-08066, PRX-00023, PRX-03140 and PRX-07034, which mimic the activity of a small molecule, serotonin, within a class of GPCR proteins known as serotonergic receptors. The activity is achieved through binding of the ligand, serotonin, to a particular region of the protein that spans the cell membrane. These GPCRs and mechanisms of interaction represent a small subset of all known therapeutically-relevant GPCRs. The application of our in silico technology to other known therapeutically-relevant GPCR targets based on large molecule ligands and other interactions is unknown. Ion channels can consist of multiple protein subunits that have complex and subtle mechanisms of activation and inactivation. Therefore, it may be difficult to apply our proprietary product discovery technology to small-molecule ion channel targets.

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

Competition in the pharmaceutical and biotechnology industries is intense and expected to increase. We face competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies engaged in product discovery activities or funding, both in the United States and abroad. Some of these competitors have therapeutic products or are pursuing the development of therapeutic product candidates that target the same diseases and conditions that are the focus of our clinical-stage therapeutic product candidates, including the following:

•	PRX-00023. If approved, PRX-00023, the product candidate we are developing for the treatment of depression, will compete with approved products from such pharmaceutical companies as Forest Laboratories, Inc., GlaxoSmithKline plc, Pfizer Inc. and Wyeth, and may compete with several therapeutic product candidates in clinical development from other companies, including Sanofi-aventis and Fabre-Kramer Pharmaceuticals, Inc.. We believe that there are over 45 therapeutic product candidates in clinical trials or that have been submitted for approval for the treatment of depression.

•	PRX-03140. If approved, PRX-03140, the product candidate we are developing for the treatment of Alzheimer’s disease, will compete with approved products from such pharmaceutical companies as Forest Laboratories, Inc., Johnson & Johnson, Novartis and Pfizer, and may compete with several therapeutic product candidates in clinical development from other companies, including Myriad Genetics and Neurochem. We believe that there are over 50 therapeutic product candidates in clinical trials for the treatment of Alzheimer’s disease.

•	PRX-08066. If approved, PRX-08066, the product candidate we are developing for the treatment of pulmonary hypertension, will compete with approved products from such pharmaceutical companies as Actelion, GlaxoSmithKline plc, Pfizer Inc. and United Therapeutics Corporation, and may compete with several therapeutic product candidates in clinical development by other companies such as Encysive Pharmaceuticals Inc. and Gilead Sciences, Inc. We believe that there are approximately ten therapeutic product candidates in clinical trials or that have been submitted for approval for the treatment of pulmonary arterial hypertension and/or pulmonary hypertension associated with chronic obstructive pulmonary disease.

•	PRX-07034. If approved for the treatment of obesity, PRX-07034 will compete with approved products from such pharmaceutical companies as Abbott Laboratories and Roche Holding Ltd., and may compete with several therapeutic product candidates in clinical development by other companies, such as Sanofi-aventis and Arena Pharmaceuticals, Inc.. We believe that there are over 30 therapeutic product candidates in clinical trials for the treatment of obesity. If approved for the treatment of cognitive impairment (associated with Alzheimer’s disease or schizophrenia), PRX-07034 will compete with approved products from such pharmaceutical companies as Forest Laboratories, Inc., Johnson & Johnson, Novartis AG and Pfizer Inc., and may compete with several therapeutic product candidates in clinical development from other companies, including GlaxoSmithKline plc and Saegis Pharmaceuticals, Inc. We believe that there are over 50 therapeutic product candidates in clinical trials for the treatment of cognitive impairment associated with Alzheimer’s disease or schizophrenia.

We expect that many patents covering commercial therapeutic products for these indications will expire in the next four to nine years, which will result in greater competition in these indications resulting from companies producing generic versions of the commercial products. Many of our competitors have therapeutic products that have been approved or are in advanced development and may develop superior technologies or methods to identify and validate therapeutic product targets and to discover novel small-molecule products. Our competitors may also develop alternative therapies that could further limit the market for any therapeutic products that we may develop.

In addition, there are a number of general use MRI agents approved for marketing in the United States, and in certain foreign markets that, if used or developed for magnetic resonance angiography, are likely to compete with Vasovist. Such products include Magnevist and Gadovist by Bayer Schering Pharma AG, Germany, Dotarem by Guerbet, S.A., Omniscan by GE Healthcare, ProHance and MultiHance by Bracco and OptiMARK by Tyco International Ltd.. We are aware of five agents under clinical development that have been or are being evaluated for use in magnetic resonance angiography: Bayer Schering Pharma AG, Germany’s Gadomer and SHU555C, Guerbet, S.A.’s Vistarem, Bracco’s B-22956/1, Ferropharm GmbH’s Code VSOP-C184, and Advanced Magnetics Inc. Ferumoxytol. Moreover, there are several well-established medical imaging methods that currently compete and will continue to compete with MRI, including digital subtraction angiography, which is an improved form of X-ray angiography, computed tomography angiography, nuclear medicine and ultrasound, and there are companies that are actively developing the capabilities of these competing methods to enhance their effectiveness in vascular system imaging.

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

In addition, market acceptance of our imaging product candidates will also depend on our ability and that of our strategic partners to educate the medical community and third-party payors about the benefits of diagnostic imaging with Vasovist-enhanced magnetic resonance angiography compared to imaging with other technologies. While we believe that contrast agents are currently used in an estimated 25% to 35% of all MRI exams, there are no MRI agents approved by the FDA for vascular imaging. Furthermore, clinical use of magnetic resonance angiography has been limited and use of magnetic resonance angiography for some vascular disease imaging has occurred mainly in research and academic centers. Vasovist represents a new approach to imaging the non-coronary vascular system, and market acceptance both of magnetic resonance angiography as an appropriate imaging technique for the non-coronary vascular system, and of Vasovist, is critical to our success.

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

We have limited in-house biological and pre-clinical testing capabilities. Therefore, we rely heavily on third parties to perform in vitro potency, in vivo functional efficacy, animal toxicology and pharmacokinetics testing prior to advancing our product candidates into clinical trials. We also do not have internal expertise to formulate our therapeutic product candidates. In addition, we do not have, nor do we currently have plans to develop, full-scale manufacturing capability for any of our products candidates, including Vasovist. We currently rely on Evotec Ltd., and Johnson Matthey Pharma Services for our therapeutic product substance manufacturing and testing, and on Aptuit, Inc. and Metrics, Inc. for our therapeutic product manufacturing and testing. Although we believe that we could replace these suppliers on commercially reasonable terms, if any of these third parties fail to fulfill their obligations to us or do not successfully compete the testing in a timely or acceptable manner, our therapeutic product development efforts could be negatively impacted and/or delayed. We rely on Tyco as the primary manufacturer of Vasovist for any future human clinical trials and commercial use. Together with Bayer Schering Pharma AG, Germany, we are considering alternative manufacturing arrangements for Vasovist for commercial use, including the transfer of manufacturing to Bayer Schering Pharma AG, Germany Tyco currently manufactures imaging agents for other technologies that will compete with Vasovist. In the event that Tyco fails to fulfill its manufacturing responsibilities satisfactorily, Bayer Schering Pharma AG, Germany has the right to purchase Vasovist from a third party or to manufacture the compound itself. However, either course of action could materially delay the manufacture and development of Vasovist. Bayer Schering Pharma AG, Germany may not be able to find an alternative manufacturer. In addition, Bayer Schering Pharma AG, Germany may not be able to manufacture Vasovist itself in a timely manner or in sufficient quantities. If we experience a delay in manufacturing of Vasovist or any of our product candidates, it could result in a delay in their clinical testing, approval or commercialization and have a material adverse effect on our business, financial condition and results of operations.

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

Vasovist and EP-2104R, both MRI contrast drugs, contain gadolinium. In May 2006, the Danish Medicines Agency announced that it was investigating a possible link between the use of Omniscan, an imaging agent containing gadolinium, and the development of a very rare skin disease in 25 patients with severely impaired renal function who had been administered the imaging agent. Although the Danish Medicines Agency stated that a causal relationship between Omniscan and the skin changes had not been documented, they are conducting further investigations with respect to all MRI contrast media containing gadolinium. Recent reports indicate that the disease also has developed following the administration of two other gadolinium-containing agents (OptiMARK and Magnevist), and has sometimes developed in patients with moderate renal impairment following administration of an agent. It also has been reported that the disease, nephrogenic systemic fibrosis, may affect internal anatomy as well as the skin. To date, over 200 cases have been reported world-wide. The Danish Medicines Agency has stated that a European committee on medicines safety has advised warnings regarding the disease be added to all gadolinium agents, and other agencies, including FDA and Health Canada, have issued advisories regarding the use of gadolinium-containing agents in patients with moderate to severely impaired renal function. Although we have reviewed our safety databases for Vasovist and EP-2104R and have found no instances of this rare disease, our databases may be too small to show such an effect, if it exists. In the event gadolinium-based imaging agents such as Vasovist and EP-2104R are linked to this very rare disease or other unanticipated side effects, such safety concerns could have a material adverse effect on our ability to obtain marketing approval for Vasovist and/or EP-2104R or any such approval for use may be revoked. Any safety concerns could also materially harm our and our partners’ ability to successfully market Vasovist or EP-2104R.

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

We do not have the ability to independently conduct clinical trials for our product candidates, and we rely on third parties such as contract research organizations, medical institutions and clinical investigators to enroll qualified patients and conduct our clinical trials. Our reliance on these third parties for clinical development activities reduces our control over these activities. Accordingly, these third-party contractors may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our trial design. If our contract research organizations and other similar entities with which we are working do not successfully carry out their contractual duties or meet expected deadlines, we may be required to replace them. Although we believe that there are other third-party contractors we could engage to continue these activities, it may result in a delay of the affected trial. Accordingly, our efforts to obtain regulatory approvals for and commercialize our product candidates may be delayed.

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

The protection of our proprietary technologies is material to our business prospects. We pursue patents for our product candidates in the United States and in other countries where we believe that significant market opportunities exist. We own or license patents and patent applications on aspects of our core technology as well as many specific applications of this technology. As of March 8, 2007, our patent portfolio included a total of 18 issued U.S. patents, 113 issued foreign patents, two allowed U.S. patent awaiting issuance, and 233 pending patent applications in the U.S. and other countries with claims covering the composition of matter and methods of use for all of our clinical-stage product candidates. We also exclusively license technology embodied in patent applications from Ramot at Tel Aviv University Ltd., the technology transfer company of Tel Aviv University. Physiome Sciences, Inc., a predecessor of Predix, received U.S. Patent 5,947,899, which covers a computational system and method for modeling the heart. This patent expires in 2016. Even though we hold numerous patents and have made numerous patent applications, because the patent positions of pharmaceutical and biopharmaceutical firms, including our patent positions, generally include complex legal and factual questions, our patent positions remain uncertain. For example, because most patent applications are maintained in secrecy for a period after filing, we cannot be certain that the named applicants or inventors of the subject matter covered by our patent applications or patents, whether directly owned or licensed to us, were the first to invent or the first to file patent applications for such inventions. Third parties may oppose, challenge, infringe upon, circumvent or seek to invalidate existing or future patents owned by or licensed to us. A court or other agency with jurisdiction may find our patents invalid, not infringed or unenforceable and we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future. Even if we have valid patents, these patents still may not provide sufficient protection against competing products or processes. If we are unable to successfully protect our proprietary methods and technologies, or if our patent applications do not result in issued patents, we may not be able to prevent other companies from practicing our technology and, as a result, our competitive position may be harmed.

We depend on exclusively licensed technology from Ramot at Tel Aviv University Ltd. and Massachusetts General Hospital and, if we lose either of these licenses, it is unlikely we could obtain such technology elsewhere, which would have a material adverse effect on our business.

Our proprietary drug discovery technology and approach is in part embodied in technology that we license from Ramot at Tel Aviv University Ltd., the technology transfer company of Tel Aviv University. All of our current clinical-stage therapeutic drug candidates, PRX-00023, PRX-03140, PRX-08066 and PRX-07034, were, at least in part, identified, characterized or developed using the licensed technology. We are required to make various payments to Ramot, as and when rights to any such drug candidates are ever sublicensed or any such drug candidates are commercialized. Because we have an ongoing obligation to pay annual minimum royalties to Ramot and the license expires upon the expiration of such obligation, the license may not expire. The license may, however, be terminated upon a breach by us or our bankruptcy. In addition, under the terms of a license agreement that we have with MGH, we are the exclusive licensee to certain imaging technology, which relates to royalties we receive and to Vasovist. The license agreement imposes various commercialization, sublicensing, royalty and other obligations on us. The license agreement expires on a country-by-country basis when the patents covered by the license agreement expire. The majority of these patents expired in November 2006. One of these patents has been extended through Supplementary Protection Certificates for Primovist through May 2011 in certain European countries. The license agreement does not contain a renewal provision. If we fail to comply with our obligations under either of these license agreements, the respective license could convert from exclusive to nonexclusive, or terminate entirely. It is unlikely that we would be able to obtain the technology licensed under either of these agreements elsewhere. Any such event would also mean that, with respect to our MGH license, we would not receive royalties from Bracco for MultiHance or Bayer Schering Pharma AG, Germany for Primovist and that we or Bayer Schering Pharma AG, Germany could not sell Vasovist and, with respect to our Ramot license, that we would not be able to sublicense or commercialize any of our current clinical- stage therapeutic drug candidate, either of which would have a material adverse effect on our business and our financial condition and results of operations.

We may need to initiate lawsuits to protect or enforce our patents and other intellectual property rights, which could result in our incurrence of substantial costs and which could result in the forfeiture of these rights.

We may need to bring costly and time-consuming litigation against third parties in order to enforce our issued or licensed patents, protect our trade secrets and know how, or to determine the enforceability, scope and validity of proprietary rights of others. In addition to being costly and time-consuming, such lawsuits could divert management’s attention from other business concerns. These lawsuits could also result in the invalidation or a limitation in the scope of our patents or forfeiture of the rights associated with our patents or pending patent applications. We may not prevail and a court may find damages or award other remedies in favor of an opposing party in any such lawsuits. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. Securities analysts or investors may perceive these announcements to be negative, which could cause the market price of our stock to decline. In addition, the cost of such litigation could have a material adverse effect on our business and financial condition.

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

Our commercial success will depend, to a significant degree, on our ability to operate without infringing upon the patents of others in the United States and abroad. There may be pending or issued patents held by parties not affiliated with us relating to technologies we use in the development or use of certain of our contrast agents. If any judicial or administrative proceeding upholds these or any third-party patents as valid and enforceable, we could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the owners of each such patent, or to redesign our product candidates or processes to avoid infringement. For example, in November 2003, we entered into an intellectual property agreement with Dr. Martin R. Prince relating to “dynamic” magnetic resonance angiography. Under the terms of the intellectual property agreement, Dr. Prince granted us certain discharges, licenses and releases in connection with the historic and future use of Vasovist by us and agreed not to sue us for intellectual property infringement related to the use of Vasovist. We were required to pay an upfront fee of $850,000, royalties on sales of Vasovist and approximately 88,000 shares of our common stock with a value of approximately $2.3 million based on the closing price of our common stock on the date of the agreement. In addition, we agreed to supply Dr. Prince with approximately $140,000 worth of Vasovist annually throughout the patent life of Vasovist. We cannot assure you that we will be able to enter into additional licenses if required in the future. If we are unable to obtain a required license on acceptable terms, or are unable to design around these or any third-party patents, we may be unable to sell our products, which would have a material adverse effect on our business.

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

Risks Related to our Securities

Our stock price is volatile, which could subject us to securities class action litigation.

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

Since the closing of our merger with Predix and our 1 for 1.5 share reverse stock split on August 16, 2006, the closing price of our common stock ranged from $3.80 to $7.58 per share. The last reported closing price for our common stock on March 19, 2007 was $6.32. Significant declines in the price of our common stock could impede our ability to obtain additional capital, attract and retain qualified employees and reduce the liquidity of our common stock.

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

In connection with the sale of 3.0% Convertible Senior Notes due 2024, we have incurred indebtedness of $100.0 million. Each $1,000 of senior notes is convertible into 22.39 shares of our common stock representing a conversion price of approximately $44.66 per share. Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to regulatory approvals and sales of our products, as well as other financial and business factors affecting our operations, many of which are beyond our control. The amount of our indebtedness could, among other things:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease a total of 57,303 square feet of space at the 4 Maguire Road Lexington, Massachusetts location, 23,921 square feet of space at 71 Rogers Street Cambridge, Massachusetts and 9,203 square feet of space at 3 Hayetzira Street, Ramat Gan, Israel location. The current lease at 4 Maguire Road expires October 2013. The current lease at 71 Rogers Street expires December 31, 2007 and we do not expect to renew this lease.

The current lease at 3 Hayetzira Street, Israel expires October 14, 2007. We believe that our current facilities are adequate to meet our needs until the expiration of the leases.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we are a party to various legal proceedings arising in the ordinary course of our business. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us. Intellectual property disputes often have a risk of injunctive relief which, if imposed against us, could materially and adversely affect our financial condition, or results of operations. From time to time, third parties have asserted and may in the future assert intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology.

The SEC is conducting an informal inquiry into our stock option grants and practices and related accounting. We could be required to pay significant fines or penalties resulting from the inquiry.

On December 8, 2006, we created a special board committee of independent directors to conduct a review of our historical stock option practices. The special committee has completed its investigation and has concluded that certain employees, including certain members of our former senior management, prior to the change in our senior management in connection with the merger with Predix Pharmaceuticals Holdings, Inc. on August 16, 2006, had retrospectively selected dates for the grant of certain stock options and re-priced, as defined by financial accounting standards, certain options during the period from 1997 through 2005. As a result of this review, we restated our financial statements to record additional non-cash stock-based compensation expense, and related payroll tax effects, with regard to certain past stock option grants. Our past stock option practices and the restatement of our prior financial statements expose us to greater risks associated with litigation, regulatory, or other proceedings, as a result of which we could be found liable for damages, fines or other civil or other remedies or remedial actions, or be required to further restate prior period financial statements or adjust current period financial statements. In addition, considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future.

Due to the special committee investigation and the resulting restatement, we did not file on time this Annual Report on Form 10-K. As a result, we received a NASDAQ Staff Determination letter, dated April 3, 2007, stating that we were not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that our stock was subject to delisting from the NASDAQ Global Market. We have filed a notice and requested a hearing before a NASDAQ Listing Qualifications Panel.

In addition, although our 3.0% Convertible Senior Notes do not mature until 2024, noteholders may require us to repurchase these notes at par, plus accrued and unpaid interest, on June 15, 2011, 2014 and 2019 and upon certain other designated events including, but not limited to, the termination of trading of our common stock on the NASDAQ Global Market.

With the filing of this Annual Report on Form 10-K, we believe we have returned to full compliance with SEC reporting requirements and NASDAQ listing requirements. However, we cannot predict whether the SEC will review this Annual Report on Form 10-K and, if so, whether the SEC will have comments on this Annual Report on Form 10-K (or other reports that we previously filed) that may require us to file amended reports with the SEC. In addition, we cannot predict whether the NASDAQ Listing Qualifications Panel will concur that we are in compliance with all relevant listing requirements. If either of these events occur, we might be unable to remain in compliance with SEC reporting requirements and NASDAQ listing requirements, and, therefore, we might be unable to maintain an effective listing of our common stock on the NASDAQ Global Market or any other national securities exchange.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Performance Graph

The graph below compares the cumulative total stockholder return on the shares of common stock of the Company for the period from December 31, 2001 through December 31, 2006, with the cumulative total return of the Nasdaq Market Index (U.S.) and the Nasdaq Pharmaceutical Index over the same period (assuming the investment of $100 in the Company’s common stock on December 31, 2001 and the reinvestment of all dividends). This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general statement incorporating by reference this Annual Report on Form 10-K in its entirety, except to the extent that the Company specifically incorporates this graph or a potion of it by reference.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG EPIX PHARMACEUTICALS, INC.,
NASDAQ MARKET INDEX AND NASDAQ PHARMACEUTICAL INDEX

ASSUMES $100 INVESTED ON JAN. 1, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

Performance:

	2001	2002	2003	2004	2005	2006
EPIX PHARMACEUTICALS, INC.	100.00	50.59	113.93	125.33	28.27	32.19
NASDAQ MARKET INDEX (U.S.)	100.00	69.97	106.36	115.98	120.15	134.00
NASDAQ PHARMACEUTICAL STOCKS	100.00	61.63	88.91	96.09	105.97	106.27

Our Common Stock is listed on The NASDAQ Global Market under the symbol “EPIX.” All prices reflect our 1 for 1.5 share reverse stock split effected on August 16, 2006 in connection with the closing of our merger with Predix.

Due to the special committee investigation of our historical stock option practices (see Item 3 — Legal Proceedings) and the resulting restatement (see Note 3, “Restatement of Consolidated Financial Statements,”

to Consolidated Financial Statements), we did not file our Annual Report on Form 10-K with the SEC on time and therefore the Company’s stock is subject to delisting from the NASDAQ Global Market. With the filing of this Report, we believe we have returned to full compliance with SEC reporting requirements and NASDAQ listing requirements (See Item 1A — Risk Factors).

The following table sets forth, for the periods indicated, the range of the high and low bid prices for our Common Stock as reported on The NASDAQ Global Market:

	High	Low

2005
First Quarter	$27.27	$10.20
Second Quarter	14.70	9.39
Third Quarter	16.19	10.61
Fourth Quarter	12.71	5.67
2006
First Quarter	7.76	5.00
Second Quarter	7.25	4.05
Third Quarter	8.35	4.05
Fourth Quarter	8.75	3.50

The above quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

On March 19, 2007, the last reported price for the common stock was $6.32 per share. As of March 19, 2007, there were 160 holders of record of the 32,597,971 outstanding shares of Common Stock. To date, we have neither declared nor paid any cash dividends on shares of our Common Stock and do not anticipate doing so for the foreseeable future.

During the quarter ended December 31, 2006, there were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock.

EQUITY COMPENSATION PLAN INFORMATION

We maintain the following three equity compensation plans under which our equity securities are authorized for issuance to our employees and/or directors: Amended and Restated 1992 Equity Incentive Plan; Amended and Restated 1996 Director Stock Option Plan; and Amended and Restated 2003 Stock Incentive Plan. The following table represents information about these plans as of December 31, 2006:

	(A)	(B)	(C)
			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (A))

Equity compensation plans approved by security holders	1,931,894	$11.49	1,251,295
Equity compensation plans not approved by security holders(1)	1,495,213	$1.51	1,120,864

Total	3,427,107	$7.14	2,372,159

(1)	Represents the Predix Pharmaceuticals Holdings, Inc. Amended and Restated 2003 Stock Incentive Plan assumed in our 2006 merger with Predix.

ITEM 6.	SELECTED FINANCIAL DATA

The information presented in the following tables has been adjusted to reflect the restatement of the company’s financial results, which is more fully described in Note 3, “Restatement of Consolidated Financial Statements” in the Notes to the Consolidated Financial Statements of this Form 10-K. The consolidated statements of operations for the fiscal years ended December 31, 2003 and 2002 have been restated to reflect the impact of stock-based compensation adjustments. In thousands, except per share data.

The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	Year Ended December 31,
	2006(1)	2005	2004	2003(3)	2002(3)
		(Restated)	(Restated)	(Restated)	(Restated)

Statement of Operations Data:
Revenues	$6,041	$7,190	$12,259	$13,525	$12,269
Operating loss	(157,668)	(21,760)	(22,351)	(26,008)	(22,282)
Net loss	(157,393)	(21,269)	(22,621)	(25,720)	(21,657)
Weighted average common shares outstanding:
Basic and diluted(2)	20,789	15,505	15,259	12,704	11,252
Net loss per share, basic and diluted(2)	$(7.57)	$(1.37)	$(1.48)	$(2.02)	$(1.92)

	December 31,
	2006	2005	2004	2003	2002

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$109,543	$124,728	$164,440	$79,958	$28,112
Total assets	125,027	130,716	171,287	81,875	30,155
Long-term liabilities	120,066	100,756	101,210	4,331	7,829

(1)	The company merged with Predix on August 16, 2006. Current year includes a charge of $123.5 million for acquired in-process research and development related to the merger.

(2)	All share and per share information has been retroactively restated to reflect a 1.5 to 1 reverse stock split on August 16, 2006.

(3)	The following adjusts the company’s statements of operations for the years ended December 31, 2003 and 2002 for the restatement as described in Note 3 of the Consolidated Financial Statements (in thousands except per share data).

	Year Ended December 31,			Year Ended December 31,
	2003			2002
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Revenues:
Product development revenue	$9,534	$—	$9,534	$8,716	$—	$8,716
Royalty revenue	2,398	—	2,398	1,560	—	1,560
License fee revenue	1,593	—	1,593	1,993	—	1,993

Total revenues	13,525	—	13,525	12,269	—	12,269
Operating expenses:		—			—
Research and development	28,024	2,797	30,821	29,084	(179)	28,905
General and administrative	6,584	2,128	8,712	6,001	(355)	5,646

Total operating expenses	34,608	4,925	39,533	35,085	(534)	34,551
Operating loss	(21,083)	(4,925)	(26,008)	(22,816)	534	(22,282)
Other income, net	368	—	368	719	—	719
Income taxes	80	—	80	94	—	94

Net loss	$(20,795)	$(4,925)	$(25,720)	$(22,191)	$534	$(21,657)

Weighted average shares:
Basic and diluted(1)	12,704	—	12,704	11,252	—	11,252

Net loss per share, basic and diluted(1)	$(1.64)	$(0.38)	$(2.02)	$(1.97)	$0.05	$(1.92)

(1)	All share and per share information has been retroactively restated to reflect a 1.5 to 1 reverse stock split on August 16, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading “Risk Factors” in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel pharmaceutical products to better diagnose, treat and manage patients. We have four therapeutic product candidates in clinical trials targeting conditions such as depression, Alzheimer’s disease, cardiovascular disease and obesity. In addition, we have two imaging agents in various stages of clinical development. Our blood-pool imaging agent, Vasovist, is approved for marketing in the European Union, Canada, Iceland, Norway,

Switzerland and Australia, and is currently marketed in Europe. We also have collaborations with SmithKline Beecham Corporation (GlaxoSmithKline), Amgen, Inc., Cystic Fibrosis Foundation Therapeutics Incorporated, and Bayer Schering Pharma AG, Germany (formerly known as Schering AG).

The focus of our therapeutic drug discovery and development efforts is on the two classes of drug targets known as G-protein Coupled Receptors, or GPCRs, and ion channels. GPCRs and ion channels are classes of proteins embedded in the surface membrane of all cells and are responsible for mediating much of the biological signaling at the cellular level. We believe that our proprietary drug discovery technology and approach addresses many of the inefficiencies associated with traditional GPCR and ion channel-targeted drug discovery. By integrating computer-based, or in silico, technology with in-house medicinal chemistry, we believe that we can rapidly identify and optimize highly selective drug candidates. We focus on GPCR and ion channel drug targets whose role in disease has already been demonstrated in clinical trials or in preclinical studies. In each of our four clinical-stage therapeutic programs, we used our drug discovery technology and approach to optimize a lead compound into a clinical drug candidate in less than ten months, synthesizing fewer than 80 compounds per program. We moved each of these drug candidates into clinical trials in less than 18 months from lead identification. We believe our drug discovery technology and approach enables us to efficiently and cost-effectively discover and develop GPCR and ion channel-targeted drugs.

On August 16, 2006, we completed our acquisition of Predix Pharmaceuticals Holdings, Inc. (“Predix”) pursuant to the terms of that certain Agreement and Plan of Merger, dated as of April 3, 2006 as amended on July 10, 2006, by and among us, EPIX Delaware, Inc., our wholly-owned subsidiary, and Predix, as amended. Pursuant to the merger agreement, Predix merged with and into EPIX Delaware, Inc. and became a wholly-owned subsidiary of us. The merger with Predix was primarily a stock transaction valued at approximately $125.0 million, including the assumption of net debt at closing. As part of the merger, we also assumed all outstanding options and warrants to purchase capital stock of Predix. The purchase price includes a $35.0 million milestone payment to the holders of Predix stock, options and warrants payable in cash, stock or a combination of both. Pursuant to the terms of the merger agreement, $20.0 million of the milestone was paid in cash on October 29, 2006. The remaining $15.0 million of the milestone payment will be paid primarily in shares of EPIX common stock on October 29, 2007, except to the extent that such shares would cause the former Predix shareholders, warrantholders and optionholders to receive more than 49.99% of outstanding shares measured as of the closing date immediately after such milestone payment when combined with all shares of EPIX common stock issued in the merger and issuable upon exercise of all Predix options and warrants that we assumed in the merger. The portion of the $15.0 million milestone that cannot be paid in shares will be paid in cash with interest accrued at a rate of 10%. In addition, in connection with the merger, we effected a 1-for-1.5 reverse stock split of our outstanding common stock.

The following information has been adjusted to reflect the restatement of our financial results, which is more fully described in Note 3, “Restatement of Consolidated Financial Statements” in the Notes to the Consolidated Financial Statements of this Form 10-K. The impact of the restatement on our net loss was a decrease in the loss of $3.0 million in 2005 and an increase in the net loss of $2.2 million in 2004.

The adjustments did not affect our previously reported revenue, cash, cash equivalents or marketable securities balances in any of the restated periods. The adjustments relate exclusively to stock option practices that predate the merger between us and Predix. We believe that our current procedures, controls and accounting practices ensure that the granting and exercising of options are executed in accordance with our stock option plan requirements and accounted for in accordance with Generally Accepted Accounting Principles.

Previously filed annual reports on Form 10-K, Form 10-K/A and quarterly reports on Form 10-Q affected by the restatement have not been amended and should not be relied on.

Findings of the Stock Option Review

On December 8, 2006, our board of directors formed a special committee of the board comprised solely of independent directors who had not served on our board prior to the merger with Predix in August 2006. The purpose of the special committee was to investigate matters relating to our stock option grants. The special committee has completed its investigation, having investigated both matters relating to the exercise of stock options by our former executive officers and other employees as well as our historical stock option granting practices. During its investigation, the special committee retained outside legal counsel to assist it in its investigation. In turn, legal counsel retained forensic accounting consultants to assist it and the special committee with accounting matters in connection with the investigation. The investigation conducted by the special committee consisted, in part, of the review of voluminous hard copy and electronic files obtained from us as well as from other sources (totaling approximately 2 million documents). In addition, interviews of twenty-four of our current and former officers, directors, and employees and other persons (totaling 32 separate interviews) were conducted in the course of the investigation.

From our initial public offering through March 2005, our option grant processes and procedures were not consistently followed. Option grants during this period were either approved by the then Chief Executive Officer or compensation committee of the board of directors.

All of the stock option grants requiring adjustment were granted during the years 1997 through 2005 which pre-dates our merger with Predix. Our current Chief Executive Officer and Chief Financial Officer joined EPIX in connection with the merger with Predix. None of the members of our current senior management participated in the approval, modification, retrospective price selection or re-pricing of any stock option grants requiring adjustment.

Stock Option Grants Approval Process Prior to Merger With Predix

During the period from our initial public offering through March 2005, pursuant to authority delegated to him by the compensation committee, the then Chief Executive Officer (who had that position from December 1994 until he left the company in September 2005) approved stock option grants below a certain number of shares to employees who were not executive officers or members of our board of directors. Stock option grants to executive officers and to employees receiving option awards over certain thresholds required approval by the compensation committee. Stock option grants to outside directors were granted at fixed times each year in accordance with a stock option plan relating to stock option awards to independent directors.

Evidence collected by the special committee indicates that the grant date associated with many of these stock options granted prior to our merger with Predix in 2006 had been selected by certain employees, including certain members of our former senior management, retrospectively after the date indicated on the documents approving these options. As a result of the evidence collected by the special committee, we concluded that the grant dates associated with these grants differed from the measurement date for these grants for financial accounting purposes under Generally Accepted Accounting Principles, as set forth in APB 25 or in certain grants, resulted in re-pricing of the stock options requiring us to account for these option grants as variable awards. Variable awards require revaluation of the option awards to their then intrinsic value at each reporting period until the option has been exercised or canceled. In addition, in part as a result of such evidence of retrospective selection of grant dates with respect to certain grants, we also determined that adjustment of the measurement date for accounting purposes was appropriate for certain other grants for which we lacked information confirming that the grants had been approved on the date reflected in the documents approving each such grant.

All of our current executive officers, with the exception of Dr. Andrew C.G. Uprichard, joined EPIX in connection with the August 16, 2006 merger with Predix. Dr. Uprichard joined EPIX in 2004. In March 2005, Dr. Uprichard was granted 35,000 stock options which were approved by the compensation committee. Subsequent to their approval, certain members of our former senior management re-priced these options and all other options granted by the compensation committee on that same date. Dr. Uprichard was never part of the stock option approval process. There were no other stock options granted to current executive officers that required a change in measurement date or resulted in the company recording compensation expense.

Since the merger with Predix, we have revised our stock option grant processes and procedures. As a result, we have adopted a formal, written policy for stock option awards. We believe that since our merger with Predix, our current equity granting processes and practices have been consistently adhered to, and are accounted for in accordance with Generally Accepted Accounting Principles.

Our current stock option grant policy mandates the following: 1) stock option grants made in connection with our annual performance review will occur on the same fixed date or dates each year, such date or dates to be set by the board of directors to occur promptly after an announcement of our annual financial results 2) stock options to executive officers and individual option awards of 25,000 options or greater must be approved by the compensation committee and 3) all option grants that are not awarded in connection with our annual performance review, such as new hire and promotion grants, must be priced and granted on the last trading day of the month in which they were approved. Stock option grants requiring approval by the compensation committee cannot be approved via unanimous written consent, but may be approved only at an official meeting of the compensation committee at which minutes are recorded. All three members of our compensation committee are independent directors. Our Chief Executive Officer has the authority to approve stock option awards in certain circumstances if the individual grant is for less than 25,000 options and is not to an executive officer.

Adjustments to Measurement Dates Arising From Evidence of Retrospective Selection of Grant Dates

During the course of the special committee’s stock option review, we identified approximately 1.4 million stock options with grant dates that failed to meet the measurement date criteria of APB 25 due to the retrospective selection of grant dates. The measurement date for these twelve option grants covering approximately 1.4 million shares was adjusted in compliance with APB 25 as a result of evidence indicating that the grant date had been selected retrospectively, after the date reflected in the documents approving these grants. Of these grants, options to purchase approximately 0.5 million shares were granted to former executive officers and options to purchase approximately 0.9 million shares were granted to other employees. Adjustments to the APB 25 measurement dates for these grants resulted in the recording of additional stock-based compensation of $3.7 million. None of the approximately 1.4 million stock options requiring measurement date adjustments due to the retrospective selection of the grant date were made to any of our current executive officers. Each grant in question was evaluated individually based on its particular facts and circumstances in each case, in light of the electronic and hard copy documentation and other evidence (including information obtained from interviews of current and former employees, officers, directors, among others) available to the special committee. That documentation and information considered in connection with the measurement date adjustments that we have made included, but was not limited to:

•	minutes of compensation committee meetings;

•	unanimous written consents signed by compensation committee members, and evidence relating to the date such consents were circulated for signature and/or signed;

•	information found in personnel files maintained for optionees;

•	electronic mail messages and other electronic files maintained in our computer system and in backup media;

•	documentation prepared in connection with our annual performance reviews of employees as part of the process of determining the allocation of stock option grants to individual employees;

•	information as to the date of hire of the optionee, including (if the grant was a new hire grant) the date of any employment agreement or offer letter:

•	correspondence and other documentation supporting the option grant (including, without limitation, memoranda, SEC Form 4 filings);

•	information concerning the date or dates on which the stock option was entered into our stock option tracking system, Equity Edge; and

•	information obtained during interviews conducted by the special committee of numerous individuals, including former officers, directors, employees, and outside professionals.

Based on the relevant facts and circumstances, electronic and other documentation, and other available information relevant to each grant, we applied the appropriate accounting standards to determine the proper measurement date for each grant at issue. If the measurement date was not the originally assigned grant date, accounting adjustments were made as required, resulting in stock-based compensation expense and related tax effects.

Re-priced Stock Options

Evidence collected by the special committee also indicated that during the period June 1999 through March 2005, certain employees, including certain former members of our senior management, participated in the re-pricing, as defined by financial accounting standards, of certain stock option grants subsequent to their approval by the compensation committee. Approximately 0.9 million stock options were considered to be re-priced and resulted in the recording of compensation expense during the years 1999 through 2005 totaling approximately $2.5 million. These options were considered to be re-priced, as defined by financial accounting standards, as the prices at which these options were granted were selected by certain employees, including former members of our senior management after the award had been approved by the compensation committee and at prices different than original price on the date the option had been approved. The accounting for stock awards that are re-priced requires the option to be accounted for as a variable award and requires revaluation of the option to its intrinsic value at the end of each reporting period. Of these approximately 0.9 million re-priced options, options to purchase approximately 0.8 million shares were granted to former executive officers, and options to purchase approximately 0.1 million shares were granted to other employees. Other than a grant to Dr. Uprichard discussed above, none of the re-priced grants requiring adjustment of measurement dates for financial accounting purposes were made to any of our current executive officers. Each grant in question was evaluated individually based on its particular facts and circumstances in each case, in light of the electronic and hard copy documentation and other evidence (including information obtained from interviews of current and former employees, officers, directors, among others) available to the special committee. For a description and discussion of the documentation and information considered by the committee and the Company, see the section above entitled “Adjustments to Measurement Dates Arising From Evidence of Retrospective Selection of Grant Dates.”

Based on the relevant facts and circumstances, electronic and other documentation, and other available information relevant to each grant, we applied the appropriate accounting standards to determine the proper accounting for the re-priced options. If the exercise price of the option granted was different than the fair value of our stock on the day the grant was approved and was selected after such approval, the option was considered to be re-priced and was accounted for as a variable option award.

Other Dating Errors

In addition, during the course of the stock option review, we identified certain instances in which other dating errors resulted in stock options with grant dates that failed to meet the measurement date criteria of APB 25. Of these, the measurement date for nine option grants covering approximately 0.1 million shares was adjusted in compliance with APB 25 as a result of evidence indicating that the grant date selected failed to meet the measurement date criteria for APB 25. The compensation expense resulting from the change in measurement dates for these 0.1 million stock options was approximately $0.1 million, which is net of forfeitures related to terminations. The additional stock-based compensation expense for the options with revised measurement dates resulting from other dating errors is being amortized over the service period relating to each option, typically five years. None of these option grants were made to executive officers.

Included in these nine stock option grants that we determined to require measurement date adjustment as a result of other dating errors is one grant for approximately 16,000 stock options made to two members of our board of directors, one former and one current. In this instance, the grant date used was the day before the option grant was approved by our board of directors and the difference in our stock price on the two dates differed only by $0.18 per share. This was determined by us to be an administrative error.

Other Adjustments

In addition, during the course of the stock option review, we identified certain instances in which adjustments to stock-based compensation expense were required that were not related to changes in measurement dates, as follows:

•	Grants made to consultants were erroneously accounted for under APB 25 as if they had been made to employees. To correctly account for these grants in accordance with EITF 96-18, we recorded $0.3 million in additional stock-based compensation during 1996 through 2001.

•	With respect to seven option grants totaling approximately 44,000 shares, modifications were made to previously granted employee and consultant stock options that were not accounted for in accordance with APB 25 and related interpretations, EITF 96-18 and FAS 123, as applicable. The modifications included the extension of the post-service exercise period for vested stock options of terminated employees and or consultants. We recorded $0.9 million in additional stock-based compensation expense during 2000 through 2004, to properly account for these modifications.

•	In 1999, we recorded approximately $0.1 million of stock-based compensation expense equal to the gain recognized by employees when those employees sold stock options that were deemed to be disqualifying dispositions. Disqualifying dispositions are potential tax deductions for companies and do not require recognition as expense in a company’s statement of operations. As this accounting is not in accordance with Generally Accepted Accounting Principles, the stock compensation expense was reversed.

Financial Impact of the Stock Option Review

	Number of Shares	Amount

Retrospective selection of grant date	1,387,982	$3,680,249
Re-priced options	867,893	2,518,291
Other dating errors	162,196	164,706

	2,418,071	6,363,246
Consultant grants	44,345	272,303
Stock option modifications	70,168	906,110
Correction of erroneous stock compensation charge	—	(96,828)

	2,532,584	7,444,831

Employee income and payroll taxes		886,037

		$8,330,868

The $7.4 million total in stock compensation expense shown above represents the aggregate stock-based compensation for the affected options as a result of our stock option review and if applicable, is net of subsequent forfeitures related to employee terminations. As we have and continue to recognize a net loss annually, there were no income tax adjustments necessary in connection with the restatement of any prior year financial statements other than to record an increase in our gross deferred tax asset and a corresponding increase in our valuation allowance. We have, however, in connection with this restatement, recorded approximately $0.9 million in payroll tax expense relating to employer and employee payroll taxes, interest and penalties we estimate we will owe as a result of the modifications to exercised options previously considered incentive stock options that should have been taxed as non-qualified stock options.

The Circumstances Requiring Adjustment of Measurement Dates Occurred Entirely Before Our Merger With Predix

All of the grant dates that failed to meet the measurement date criteria of APB 25 and all stock option re-pricings relate to options granted during the years 1997 through 2005. All of our current executive officers, with the exception of our President, Andrew C.G. Uprichard, M.D., joined EPIX in connection with the August 16, 2006 merger with Predix. Dr. Uprichard joined EPIX in 2004. Dr. Uprichard has never been part of our stock option granting approval process. With respect to the members of the compensation committee, the special committee found no evidence of intentional backdating or re-pricing of option grants during the period relevant to the special committee’s review. Certain members of our current compensation committee served on that committee prior to our merger with Predix.

During the review, we determined that our option grant procedures and processes that existed prior to our merger with Predix lacked adequate controls, and that documentation and recordkeeping relating to that granting process were insufficient in certain instances to verify measurement dates. All of the EPIX employees responsible for making financial accounting judgments and decisions during the period prior to the merger with Predix, which closed on August 16, 2006, had resigned on or before the merger closing date.

Late SEC Filings and NASDAQ Delisting Proceedings

Due to the special committee investigation and the resulting restatement, we did not file on time this Annual Report on Form 10-K. As a result, we received a NASDAQ Staff Determination letter, dated April 3, 2007, stating that we were not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that our stock was subject to delisting from the NASDAQ Global Market. We have filed a notice and requested a hearing before a NASDAQ Listing Qualifications Panel.

With the filing of this Annual Report on Form 10-K, we believe we have returned to full compliance with SEC reporting requirements and NASDAQ listing requirements. However, SEC comments on this Annual Report on Form 10-K (or other reports that we previously filed) or other factors could render us unable to maintain an effective listing of our common stock on the NASDAQ Global Market or any other national securities exchange.

In addition, although our 3.0% Convertible Senior Notes do not mature until 2024, noteholders may require us to repurchase these notes at par, plus accrued and unpaid interest, on June 15, 2011, 2014 and 2019 and upon certain other designated events including, but not limited to, the termination of trading of our common stock on the NASDAQ Global Market.

Restatement of Our Consolidated Financial Statements

As a result of the findings of our stock option review, our consolidated financial statements for the years ended December 31, 2005 and 2004 have been restated. The findings of our stock option review did not have a material effect on our 2006 interim and annual financial statements. The restated consolidated financial statements include unaudited financial information for the interim periods of 2005 consistent with Article 10-01 of Regulation S-X. We also recorded additional stock-based compensation expense affecting our previously-reported financial statements for 1996 through 2003, the effects of which are summarized in a cumulative adjustment to our additional paid-in capital and accumulated deficit accounts as of December 31, 2003, in the amounts of $8.5 million and $9.1 million, respectively. See the Consolidated Statements of Shareholders’ Equity (Deficit), included in Part IV, Item 15 of this Report.

The impact on the consolidated statements of operations from recognizing stock-based compensation expense, including $0.9 million of related payroll tax withholding expense, through December 31, 2005 resulting from the investigation is summarized as follows:

Fiscal Year	Expense (Credit)

Year ended December 31, 1996	$57,182
Year ended December 31, 1997	280,609
Year ended December 31, 1998	614,966
Year ended December 31, 1999	435,269
Year ended December 31, 2000	1,091,267
Year ended December 31, 2001	2,262,350
Year ended December 31, 2002	(534,245)
Year ended December 31, 2003	4,925,406

Sub-total	9,132,804
Year ended December 31, 2004	2,239,964
Year ended December 31, 2005	(3,041,900)

Total	$8,330,868

The impact of recognizing additional stock-based compensation and other adjustments on each component of stockholders’ equity (deficit) at the end of each year is summarized as follows:

			Net Impact to
	Additional Paid-In	Accumulated	Stockholders’
Fiscal Year	Capital	Deficit	Equity (Deficit)

1996	$57,182	$(57,182)	$—
1997	280,609	(280,609)	—
1998	613,848	(614,966)	(1,118)
1999	432,536	(435,269)	(2,733)
2000	1,029,007	(1,091,267)	(62,260)
2001	2,238,867	(2,262,350)	(23,483)
2002	(593,335)	534,245	(59,090)
2003	4,412,355	(4,925,406)	(513,051)

Sub-total	8,471,069	(9,132,804)	(661,735)
2004	1,995,577	(2,239,964)	(244,387)
2005	(3,021,815)	3,041,900	20,085

Total	$7,444,831	$(8,330,868)	$(886,037)

Quarterly Impact of Stock Option Restatement

As a result of the stock-based compensation restatement discussed above, we recorded additional non-cash compensation expenses in our quarterly consolidated statements of operations. The effect on 2006 quarterly information was not material. The restatement of our 2005 quarterly results for stock-based compensation did not impact our previously reported revenue and did not significantly impact the trends in our financial condition or liquidity discussed in our previously filed quarterly reports on Form 10-Q. The impact of the restatement on our 2005 quarterly results is reflected in the “Quarterly Information” section of this Item and Note 15 to the Consolidated Financial Statements in Item 15 of this Form 10-K. The stock compensation expense recorded during the quarterly periods in 2005 did impact the trends of our operating expenses during the period as the stock compensation charges resulting from the accounting for the re-priced options changed the awards from fixed awards to variable which required us to remeasure the compensation charge for options at the end of each quarterly reporting period. Given the fluctuation in our stock price the charges varied accordingly. The stock option review and the resulting stock compensation adjustments resulted in the following increases (decreases) in our operating costs during each of the four quarters of 2005:

	Quarter Ending
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Research and development expense	$(1,899,382)	$277,271	$(134,052)	$(97,640)
General and administrative expense	(1,153,645)	151,816	(93,399)	(72,784)

Total	$(3,053,027)	$429,087	$(227,451)	$(170,424)

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

Our significant accounting policies are more fully described in Note 2 of our Consolidated Financial Statements for the year ended December 31, 2006. Not all significant accounting policies require management to make difficult, subjective or complex judgments or estimates. We believe that our accounting policies related to revenue recognition, research and development and employee stock compensation, as described below, require “critical accounting estimates and judgments.”

Revenue Recognition

We recognize revenue relating to collaborations in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” (“SAB 104”). Revenue under collaborations may include the receipt of non-refundable license fees, milestone payments, and research and development payments and royalties.

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

Milestone payments which represent a significant performance risk are recognized as revenue when the performance obligations, as defined in the contract, are achieved. Performance obligations typically consist of significant milestones in the development life cycle of the related technology, such as initiation of clinical trials, filing for approval with regulatory agencies and approvals by regulatory agencies. Milestone payments which are received at the time of initiation of a collaboration agreement or do not represent a significant performance risk are recognized ratably over the development period.

Royalties are recognized as revenue when earned and reasonably estimable, which is typically upon receipt of royalty reports from the licensee or cash.

Reimbursements of research and development costs are recognized as revenue as the related costs are incurred.

Product development revenue

We recognize as revenue the cash consideration received from Bayer Schering Pharma AG, Germany for efforts provide by us in excess of our obligation under the agreement to expend 50% of the costs to develop Vasovist. This revenue is recognized in the same period in which the costs are incurred. With respect to payments due to Bayer Schering Pharma AG, Germany, if any, in connection with the Vasovist development program, we would recognize such amounts as a reduction in revenue at the time Bayer Schering Pharma AG, Germany performs the research and development activities for which we are obligated to pay Bayer Schering Pharma AG, Germany.

On a monthly basis, we calculate the revenue or reduction in revenue, as the case may be, with respect to the collaboration with Bayer Schering Pharma AG, Germany for Vasovist as follows:

•	We calculate our development costs directly related to Vasovist.

•	We obtain cost reports, or an estimate of costs, from Bayer Schering Pharma AG, Germany for costs incurred by Bayer Schering Pharma AG, Germany related to the development of Vasovist during the same period. Where estimates are used, we review the estimates and record, as necessary, adjustments in the subsequent quarter when we receive actual results from Bayer Schering Pharma AG, Germany. To date, there have been no material adjustments.

•	We multiply our and Bayer Schering Pharma AG, Germany’s development costs by approximately 50% based on the contractual allocation of work contemplated under the agreement.

•	We then record the net difference as development revenue if the balance results in a payment to us and negative revenue if the balance results in a payment to Bayer Schering Pharma AG, Germany.

The result of this calculation is that we record revenue only for amounts we are owed by Bayer Schering Pharma AG, Germany in excess of 50% of development expenses of the project in the particular period. We would record a reduction to revenue for any amounts owed to Bayer Schering Pharma AG, Germany in the particular period. To date, we have not been required to make any payments to Bayer Schering Pharma AG, Germany.

Royalty revenue

We earn royalty revenue pursuant to our sub-license on certain of our patents to Bracco Imaging S.p.A. (“Bracco”). With the expiration in 2006 of certain patents related to the sublicense with Bracco, we received reduced royalty payments from Bracco throughout the second half of 2006, and we expect such payments to end in the first quarter of 2007. We are also entitled to receive a royalty on worldwide sales of Primovist and on sales of Vasovist outside of the United States by Bayer Schering Pharma AG, Germany. Royalty revenue is recognized based on actual revenues as reported by Bracco and Bayer Schering Pharma AG, Germany to us in the period in which royalty reports are received.

License fee revenue

We record license fee revenue in accordance with SAB 104, “Revenue Recognition.” Pursuant to SAB 104, we recognize revenue from non-refundable license fees and milestone payments, not specifically tied to a separate earnings process, ratably over the period during which we have a substantial continuing obligation to perform services under the contract. Certain contracts require judgment to determine the period of continuing involvement by us and these estimates are subject to change based upon changes in facts and circumstances. When milestone payments are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligations associated with the payment are completed.

Research and Development

We account for research and development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs,” which requires that expenditures be expensed to operations as incurred. Research and development expenses primarily include employee salaries and related costs, third party service costs, the cost of preclinical and clinical trials, supplies, consulting expenses, facility costs and certain overhead costs.

In order to conduct research and development activities and compile regulatory submissions, we enter into contracts with vendors who render services over extended periods of time. Typically, we enter into three types of vendor contracts: time-based, patient-based or a combination thereof. Under a time-based contract, using critical factors contained within the contract, usually the stated duration of the contract and the timing of services provided, we record the contractual expense for each service provided under the contract ratably over the period during which we estimate the service will be performed. Under a patient-based contract, we first determine an appropriate per patient cost using critical factors contained within the contract, which include the estimated number of patients and the total dollar value of the contract. We then record expense based upon the total number of patients enrolled during the period. On a quarterly basis, we review the assumptions for each contract in order to reflect our most current estimate of the costs incurred under each contract. Adjustments are recorded in the period in which the revisions are estimable. These adjustments could have a material effect on our results of operations.

Employee Stock Compensation

We have adopted the provisions of SFAS No. 123(R), “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95,”’ (“SFAS 123(R)”), beginning January 1, 2006, using the modified prospective transition method. Under the modified prospective transition method, financial statements for periods prior to the adoption date are not adjusted for the change in accounting. However, compensation expense is recognized, based on the requirements of SFAS 123(R), for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date.

Determining the appropriate fair value model and calculating the fair value of share-based awards requires us to make various judgments, including estimating the expected life of the share-based award, the expected stock price volatility over the expected life of the share-based award and forfeiture rates. In order to determine the fair value of share-based awards on the date of grant, we use the Black-Scholes option-pricing model. Inherent in this model are assumptions related to stock price volatility, option life, risk-free interest rate and dividend yield. The risk-free interest rate is a less subjective assumption as it is based on treasury instruments whose term is consistent with the expected life of options. We use a dividend yield of zero as we have never paid cash dividends and have no intention to pay cash dividends in the foreseeable future. The stock price volatility and option life assumptions require a greater level of judgment. Estimating forfeitures also requires significant judgment. Our stock-price volatility assumption is based on trends in both our current and historical volatilities of our stock and those of comparable companies. We use the “simplified” method, as prescribed by the SEC’s SAB No. 107, to calculate the expected term of options. We estimate forfeitures based on our historical experience of cancellations of share-based compensation prior to vesting. We believe that our estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from our estimates, we will record an adjustment in the period the estimates are revised.

Critical Accounting Policies and Estimates Applied to the Restatement of EPIX’s Consolidated Financial Statements.

The preparation of our restated consolidated financial statements required us to make estimates and assumptions that affected the amount of the recorded stock-based compensation expense. In certain instances the measurement date applied to an affected option grant was the date the grant was entered into our Equity Edge software system.

Equity Edge® Entry Date

In certain instances, the revised measurement date applied to an affected option grant was the date the grant was entered into our Equity Edge software system, which we used to monitor and administer our equity award programs from 1996 through present. This methodology was used for certain option grants for which we were unable to locate contemporaneous documentation confirming that the grant was approved on the indicated grant date, and where it could not be definitively determined when the grant actually had been approved. When an option grant was entered into Equity Edge, the entry date was recorded by the system. Also, once option grants were entered into Equity Edge, individual grant information was generally printed and distributed to employees. The Equity Edge Entry date was used for two broad types of grants.

1.	Large Grants — For certain of the Company’s grants that were broad-based, including those related to annual and mid-year performance reviews, the evidence of the investigation supported a practice by the Company of entering the grants into Equity Edge on a timely basis (either at approval date or within a few business days). Although this was not the case for every large grant the Company made, the Company concluded that there is significant evidence of the Company’s timely entrance of these grants into Equity Edge soon after approval by the Company’s former Chief Executive Officer. The Company believes, based on its analysis of all Large Grants, that for the Large Grants where the revised remeasurement date was the Equity Edge record-added date, approval occurred on or around the date when grants were entered into Equity Edge. As a result, the Equity Edge record-added date serves as a close approximation of the measurement date. Had the Company not used the Equity Edge record-added date for such grants, but used either the date of the highest or lowest stock price during the period from the original grant date to the Equity Edge record-added date, the total charge to operations would have been either a increase in expense of approximately $220,000 or an decrease in expense of approximately $175,000.

2.	Small Grants — For certain of the grants that were for limited numbers of employees, including promotion grants, there did not appear to be an observable consistent trend in the Equity Edge record-added dates occurring soon after the grant approval date by the former Chief Executive Officer for the Small Grants. As such, the Company has determined that, unlike the Large Grants, the Equity Edge record-added dates were not in all cases a close approximation of the approval date for Small Grants. However, we believe in most cases the Equity Edge entry date represents the earliest date when the terms of options to individual recipients are known with finality where the date of grant approval could not otherwise be determined by reference to the information available to us. Had the Company not used the Equity Edge record-added date for such grants, but used either the date of the highest or lowest stock price during the period from the original grant date to the Equity Edge record-added date, the total charge to operations would have been either a increase in expense of approximately $400,000 or an decrease in expense of approximately $215,000.

With respect to option grants for which we were unable to locate contemporaneous documentation corroborating that the grant date reflected in the approval documents was in fact the actual date of grant approval, we also considered using the indicated grant date as the measurement date under APB 25. Although this approach would have resulted in a substantially lower stock-based compensation adjustment as compared to the methodology we used, we were not able to conclude that the indicated grant date represented the best approximation of the date the terms of the option were determined with finality.

Re-pricing of Stock Options

For situations in which stock options were approved by the compensation committee and the stock option price used for the grant was selected after such approval by certain employees, including former members of our senior management, the accounting treatment for these options was to deem this selection of the price by certain employees, including former members of our senior management to be a re-pricing for financial accounting purposes. Based upon the weight of the evidence obtained during the stock option investigation, the approval by the compensation committee members was deemed to be the measurement date for the grants as the compensation committee members had determined the number of shares to be granted, the recipients of the awards, and the related vesting provisions and believed the option grant would be granted on the closing price on the day the committee approved such grant. The approximately 0.9 million options granted on six different grant dates that were treated as re-pricings for accounting purposes resulted in our accounting for these awards as variable awards. All variable awards are remeasured on a quarterly basis to adjust the grants value to the intrinsic value at the end of the reporting period until such option is exercised or canceled.

Results of Operations

Research and Development Overview

Research and development expense consists primarily of:

•	salaries, benefits and related expenses for personnel engaged in research and development activities;

•	fees paid to contract research organizations to manage and monitor clinical trials;

•	fees paid to research organizations in conjunction with pre-clinical studies;

•	fees paid to access chemical and intellectual property databases;

•	costs of materials used in research and development and clinical studies;

•	academic testing and consulting, license and sponsored research fees paid to third parties; and

•	costs of facilities and equipment, including depreciation, used in research and development activities.

We expense both internal and external research and development costs as incurred. We expect our research and development expense to increase significantly (excluding acquired in-process research and development) as a result of the merger with Predix as we continue to expand our pipeline of drug candidates and to advance our existing drug candidates through the clinical trial process. We expect that a large percentage of our research and development expenses in the future will be incurred in support of our current and future pre-clinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. We test drug candidates in pre-clinical studies for safety, toxicology and efficacy. We then conduct early-stage clinical trials for each drug candidate. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain drug candidates in order to focus our resources on more promising drug candidates.

We currently have one imaging product, Vasovist, which is currently approved for marketing in the European Union, Canada, Iceland, Norway, Switzerland and Australia. We are currently appealing the U.S. Food and Drug Administration’s (FDA) decision to require additional clinical trials for approval of Vasovist in the United States. We also have one imaging agent, EP-2104R, in clinical development. We completed a Phase 2a clinical trial of EP-2104R in the second quarter of 2006. We do not intend to continue development of EP-2104R and are actively pursuing a partner to continue further development. Future costs expected to be incurred for Vasovist are currently limited to legal and consulting costs related to the on-going FDA appeal. Future costs expected to be incurred for EP-2104 are limited to consulting costs related to our partnering efforts.

In connection with our acquisition of Predix, we incurred a charge of $123.5 million for in-process research and development The in-process research and development charge represents the fair value of purchased in-process technology of Predix for research projects that, as of the closing date of the merger, had not reached technological feasibility and have no alternative future use. This is a non-recurring charge. The in-process research and development primarily represents the estimated fair value of the following drug candidates: PRX-00023 ($70.9 million) that, as of the date of the merger, was in Phase 3 clinical trials for the treatment of generalized anxiety disorder; PRX-03140 ($23.5 million) that, as of the date of the merger had completed Phase 1 clinical trials for the treatment of Alzheimer’s disease; PRX-08066 ($20.2 million) that, as of the date of the merger, had entered Phase 2 clinical trials for the treatment of pulmonary hypertension in association with COPD; and PRX-07034 ($8.9 million) that, as of the date of the merger, had entered Phase 1 clinical trials for the treatment of obesity.

In September 2006 we completed a pivotal Phase 3 clinical trial for the treatment of generalized anxiety disorder with PRX-00023. Results from this trial demonstrated that PRX-00023 did not achieve a statistically significant improvement over placebo for the primary endpoint of efficacy with respect to generalized anxiety disorder at the dose tested (80mg once daily). The trial was statistically powered to evaluate the efficacy of PRX-00023 compared to placebo as measured by the change from baseline in the Hamilton Rating Scale for Anxiety or HAM-A. The HAM-A scale is the accepted standard for the evaluation of anti-anxiety drug activity by the FDA. Effects of PRX-00023 on symptoms of depression, which was a secondary endpoint of the Phase 3 clinical trial, were assessed using the Montgomery-Asberg Depression Rating Scale or MADRS, an FDA-recommended assessment for depression. The data from this trial showed a statistically significant improvement from baseline with PRX-00023 treatment compared to placebo in the MADRAS score, indicating that PRX-00023 reduced symptoms of depression present in the patients in this trial. In this Phase 3 trial, PRX-00023 was well tolerated, and the rate of discontinuation due to adverse events was very low (1.4% with PRX-00023 vs. 2.9% with placebo). To date, there have been no serious adverse events associated with treatment in more than 250 subjects who have received PRX-00023.

Based on the Phase 3 trial results, we have discontinued clinical development of PRX-00023 at a dose of 80mg once daily in generalized anxiety disorder. We are currently focusing our development efforts for this drug candidate on depression. We initiated a randomized, blinded Phase 2 clinical trial of PRX-00023 in major depression in March 2007.

The following summarizes the applicable disease indication and the clinical status of active program therapeutic drug candidates:

Drug
Candidate	Disease Indication	Clinical Trial Status

PRX-08066	PAH/COPD	Phase 2a
PRX-00023	Depression	Phase 2b
PRX-03140	Alzheimer’s disease	Phase 2a
PRX-07034	Obesity/cognitive impairment	Phase 1b

Completion of clinical trials may take several years or more, but the length of time can vary substantially according to a number of factors, including the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials, and therefore the amount and timing of our capital requirements, may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

• the number of sites included in the trials;

• the length of time required to enroll suitable patient subjects;

• the number of patients that participate in the trials;

• the duration of patient follow-up that seems appropriate in view of results; and

• the efficacy and safety profile of the drug candidate.

We could incur increased clinical development costs if we experience delays in clinical trial enrollment, delays in the evaluation of clinical trial results or delays in regulatory approvals. In addition, we face significant uncertainty with respect to our ability to enter into strategic collaborations with respect to our drug candidates. As a result of these factors, it is difficult to estimate the cost and length of a clinical trial. We are unable to accurately and meaningfully estimate the cost to bring a product to market due to the variability in length of time to develop and obtain regulatory approval for a drug candidate.

We estimate that clinical trials in our areas of focus are typically completed over the following timelines, but delays can occur for many reasons including those set forth above:

Clinical		Estimate
Phase	Objective	Completion Period

Phase 1	Establish safety in healthy volunteers and occasionally in patients; study how the drug works, is metabolized and interacts with other drugs	1-2 years
Phase 2	Evaluate efficacy, optimal dosages and expanded evidence of safety	2-3 years
Phase 3	Further evaluate efficacy and safety of the drug candidate in a larger patient population	2-3 years

If we successfully complete Phase 3 clinical trials of a drug candidate, we intend to submit the results of all of the clinical trials for such drug candidate to the FDA to support regulatory approval. Even if any of our drug candidates receive regulatory approval, we may still be required to perform lengthy and costly post-marketing studies.

A major risk associated with the timely completion and commercialization of our drug candidates is the ability to confirm safety and efficacy based on the data of long-term clinical trials. We cannot be certain that any of our drug candidates will prove to be safe or effective, will receive regulatory approvals or will be successfully commercialized. In order to achieve marketing approval, the FDA or foreign regulatory agencies must conclude that our clinical data establishes the safety and efficacy of our drug candidates. If our clinical-stage drug candidates are not successfully developed, future results of operations may be adversely affected.

We do not budget or manage our research and development costs by project on a fully allocated basis. Consequently, fully loaded research and development costs by project are not available. We use our employee and infrastructure resources across several projects, and many of our costs are not attributable to an individually-named project but are directed to broadly applicable research projects. As a result, we cannot state precisely the costs incurred for each of our clinical and pre-clinical projects on a project-by-project basis. We estimates that, from the date we acquired Predix, August 16, 2006 through December 31, 2006, the total payments we made to third parties for pre-clinical study support, clinical supplies and clinical trials associated with PRX-08066, PRX-00023, PRX-03140 and PRX-07034 are as follows:

PRX-08066	$1.4 million
PRX-00023	$2.8 million
PRX-03140	$1.3 million
PRX-07034	$2.3 million

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will receive cash inflows from the commercialization and sale of a product.

Financial Results

Years ended December 31, 2006 and 2005

Revenues

The following table presents revenue and revenue growth (decline) for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006		2005		2004
		Increase		Increase
	Revenue	(Decrease)	Revenue	(Decrease)	Revenue

Product development revenue	$2,909,402	(31)%	$4,195,530	(45)%	$7,594,280
Royalty revenue	1,603,230	(31)%	2,333,384	272%	626,685
License fee revenue	1,527,910	131%	660,747	(84)%	4,037,636

Total	$6,040,542	(16)%	$7,189,661	(41)%	$12,258,601

Our revenues in 2006 and 2005 have arisen principally from our collaboration agreements with Bayer Schering Pharma AG, Germany (for Vasovist, EP-2104R and MRI discovery research) and Cystic Foundation Therapeutics Foundation (CFFT); from license fee revenues relating to our agreements with Amgen, GlaxoSmithKline, Bayer Schering Pharma AG, Germany, CFFT, Tyco and Bracco; and from royalties related to our agreements with Bracco and Bayer Schering Pharma AG, Germany. Our MRI discovery research collaboration with Bayer Schering Pharma AG, Germany concluded in May 2006 and our development agreement for EP-2104R with Schering concluded in August 2006.

Product development revenue decreased 31% in the year ended December 31, 2006 compared to the prior year primarily as a result of the completion of the MRI discovery research program in May 2006 and the EP-2104R program in August 2006, and the completion of the clinical trials for Vasovist. This decrease was partially offset by revenue of approximately $0.9 million from the CFFT program.

The decrease in royalty revenue of 31% for the year ended December 31, 2006 compared to the prior year resulted from a reduction in the royalty rate on sales of MultiHance® by Bracco once total qualified sales of MultiHance exceeded a level established in the agreement and lower overall royalty-eligible sales due to expiration of certain patents related to the sublicense with Bracco. Due to the continuing expiration of patents, we expect royalty revenue from Bracco to end in the first quarter of 2007. Royalties from sales of Vasovist in Europe, which were first received in the third quarter of 2006, were less than $0.1 million but are expected to gradually increase as the product is introduced in additional markets where it has been approved.

License fee revenue increased 131% in the year ended December 31, 2006 compared to the prior year primarily as a result of the recognition of deferred revenue from the Amgen and GlaxoSmithKline agreements. Partially offsetting this increase was a decrease in revenue from the recognition of the Bracco license fee as this fee was fully recognized by June 2006.

Royalty Expenses

Royalty expenses of $1.1 million for the year ended December 31, 2006 reflects an increase of approximately $1.0 million from the prior year. The increase in royalty expenses during 2006 is primarily due to the royalty payment made to Ramot at Tel Aviv University Ltd. resulting from the payments we received from GlaxoSmithKline in December 2006 relating to our agreement with them. In connection with the execution of the GlaxoSmithKline agreement we received an up front payment and proceeds from an equity investment in our stock. We paid Ramot a royalty of approximately $1.0 million relating to the GlaxoSmithKline up front payment.

All of our current clinical-stage therapeutic drug candidates, PRX-00023, PRX-03140, PRX-08066 and PRX-07034, were, at least in part, identified, characterized or developed using the licensed technology, and we would be required to make payments to Ramot, as described below, as and when rights to any such drug candidates are ever sublicensed or any such drug candidates are commercialized. In addition, we have used the licensed technology in all of our preclinical-stage programs, and would expect to make payments to Ramot if rights to any drug candidates were ever commercialized from any of these programs. As such, we expect royalty expenses to increase significantly as we receive payments under our existing and future partnership agreements covering these programs.

We also are required to share between 5% and 10% of the consideration we receive from parties to whom we grant sublicenses of rights in the Ramot technology or sublicenses of rights in products identified, characterized or developed with the use of such technology and between 2% and 4% of consideration we receive from performing services using such technology. We would also be required to pay Ramot royalties on sales of products developed with the use of such technology.

Research and Development Expenses

Research and development expenses of $26.3 million for the year ended December 31, 2006 reflects an increase 43.5% from the prior year. The increase in research and development expenses during 2006 is primarily due to external expenses of $7.8 million associated with the clinical development programs as well as costs for the pre-clinical programs and internal costs which began after the Predix acquisition was completed on August 16, 2006. In connection with the Predix acquisition, we shifted our focus away from the discovery and development of imaging agents to the discovery and development of therapeutics. At the time of the merger, Predix had four drug candidates in the clinic. Clinical program costs incurred since the acquisition included completion of a Phase 3 clinical trial for generalized anxiety disorder (“GAD”) with PRX-00023; costs incurred for the completion of the Phase I clinical trial and ongoing Phase 2a clinical trial of PRX-03140 for the treatment of Alzheimer’s disease, costs incurred for the ongoing Phase 2a clinical trial of PRX-08066 for the treatment of pulmonary hypertension in association with chronic obstructive pulmonary disease

(“COPD”), and costs incurred for completion of a single ascending dose clinical trial and the cost of the ongoing Phase 1 multiple ascending dose clinical trial of PRX-07034 for the treatment of obesity and cognitive impairment. In addition, we recognized non-cash expense of approximately $2.7 million resulting from our recognition of stock compensation related to the implementation of SFAS 123(R) in 2006 as compared to a credit of $1.8 million in 2005 based on the accounting for stock compensation under APB 25. The credit in 2005 was primarily due to a reduction in expense for options that were subject to variable accounting as our stock price declined during 2005 as compared to 2004. In addition, in the third quarter of 2006 we recorded a charge of approximately $0.9 million for our obligation under the settlement agreement reached with Dr. Prince in 2003 to provide him with Vasovist product for the life of the agreement. The increased costs in 2006 as described above were partially offset by lower levels of spending on our Vasovist and EP-2104R development programs and from lower expenditures on our MRI research programs. In addition, we are no longer conducting pre-clinical or clinical studies on any imaging product candidates. Spending during 2006 for Vasovist primarily involved legal and consulting costs related to our appeal to the FDA. In addition, we completed a Phase 2 clinical trial for EP-2104R the third quarter of 2006 and completed work on our MRI discovery program in the second quarter of 2006. We do not intend to continue development of EP-2104R and are actively pursuing a partner to continue further development.

In-Process Research and Development Charge

In connection with our acquisition of Predix, we incurred a charge of $123.5 million for in-process research and development The in-process research and development charge represents the fair value of purchased in-process technology of Predix for research projects that, as of the closing date of the merger, had not reached technological feasibility and have no alternative future use. This is a non-recurring charge. The in-process research and development primarily represents the fair value of the following drug candidates: PRX-00023 ($70.9 million) that, as of the date of the merger, was in Phase 3 clinical trials for the treatment of GAD; PRX-03140 ($23.5 million) that, as of the date of the merger had completed Phase 1 clinical trials for the treatment of Alzheimer’s disease; PRX-08066 ($20.2 million) that, as of the date of the merger, had entered Phase 2 clinical trials for the treatment of pulmonary hypertension in association with COPD; and PRX-07034 ($8.9 million) that, as of the date of the merger, had entered Phase 1 clinical trials for the treatment of obesity. We anticipate that we will continue to spend a significant portion of our research and development budget on advancing these four drug candidates through additional clinical trials.

General and Administrative Expenses

General and administrative expenses of $12.3 million for the year ended December 31, 2006 reflects an increase of 27.9% from the prior year. The increase in general and administrative expenses during 2006 is primarily due to increased costs associated with the increase in personnel and infrastructure relating to the Predix business that was acquired on August 16, 2006. In addition, legal expenses for patent-related matters and general corporate items increased due to the increasing complexity of the post merger entity. In addition, we recognized non-cash expense of approximately $1.5 million resulting from our recognition of stock compensation related to the implementation of SFAS 123(R) as compared to a credit of $1.2 million in 2005 based on the accounting for stock compensation under APB 25. The credit in 2005 was primarily due to a reduction in expense for options that were subject to variable accounting as our stock price declined during 2005 as compared to 2004. In the first quarter of 2007 we expect to incur approximately $4.5 million of legal and accounting fees associated with the stock option review.

Restructuring Costs

Restructuring costs amounted to $0.6 million and $1.0 million for the years ended December 31, 2006 and 2005, respectively. The costs incurred in 2005 related to severance and benefits relating to the 2005 reduction in force. In December 2005, we reduced our workforce by 48 employees, or approximately 50%, in response to the FDA’s second approvable letter regarding Vasovist. The reductions, which were completed in January 2006, affected both the research and development and the general and administrative areas of the company. The 2006 costs included approximately $0.4 related to the 2005 restructuring plan for additional severance costs as well as costs related to vacating certain leased space and the write-off of leasehold improvements. In addition, in the third quarter of 2006, we recorded additional restructuring charges of $0.2 million for facility exit costs related to the consolidation of our Cambridge, MA headquarters into the former Predix headquarters in Lexington, MA. These costs primarily consist of future lease payments through the end of 2007 and the write off of leasehold improvements. Additional restructuring costs are expected to be incurred in 2007 for the consolidation of our leased laboratory facility in Cambridge to our Lexington location. The timing and amount of the additional restructuring costs will depend upon the completion of laboratory construction at our Lexington facility, which is currently anticipated to be in mid-2007.

Interest Income and Interest Expense

Interest income of $5.5 million for the twelve months ended December 31, 2006, represents an increase of 32.5% from 2005. The increase in interest income was primarily due to higher interest rates on our invested cash, cash equivalents and marketable securities during the period.

Interest expense of $5.1 million for the year ended December 31, 2006, represents an increase of 40.5% from 2005. The increase in interest expense is primarily the result of $1.4 million of interest related to the $15.0 million milestone payment due to the former Predix stockholders on October 29, 2007. The interest expense on the milestone primarily represents the increase in value from the date of acquisition of the embedded derivative included in the merger consideration payable which provides for the milestone payment to be paid in shares of our common stock based on 75% of the 30-day average closing price of our common stock ending on the trading day that is ten days prior to the payment date. This embedded derivative is recorded at its fair value and changes in the fair value are recorded as interest expense. Under the terms of the merger agreement, if the milestone cannot be paid in shares of our common stock due to terms of the agreement, the payment plus 10% interest will be made in cash. The increase in interest expense in 2006 was partially offset by lower interest expense on our prior loan facility with Bayer Schering Pharma AG, Germany as that facility was terminated by both parties in January 2006.

Provision for Income Taxes

The provision for income taxes represents Italian income taxes related to the Bracco agreement. The amounts represent Italian income taxes required to be withheld on Bracco royalties for MultiHance sales. We expect to have Italian income taxes withheld on Bracco royalties for the remainder of the agreement, which will end in early 2007.

Years ended December 31, 2005 and 2004

Revenues

Revenues for the years ended December 31, 2005 and 2004 were $7.2 million and $12.3 million, respectively. Revenues for 2005 consisted of $4.2 million for product development revenue from Bayer Schering Pharma AG, Germany, $2.3 million for royalty revenue related to the Bracco and Bayer Schering Pharma AG, Germany agreements and $0.7 million for license fee revenue related to the Bayer Schering Pharma AG, Germany, Tyco and Bracco agreements. The decrease in total revenues of $5.1 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 was attributed to lower product development and license fee revenues, partly offset by higher royalty revenue. The lower product development revenue accounted for $3.4 million of the decrease between the two periods and resulted from: (i) revenue adjustments related to the overall increases in the costs and timeline to complete the EP-2104R development program that were directly attributed to amending our Phase II proof-of-concept clinical trial protocols for EP-2104R to include additional patient safety monitoring; (ii) lower costs incurred in 2005 compared to 2004 for the EP-2104R development program resulting in lower recognition of revenue during 2005; and (iii) lower reimbursable costs from Bayer Schering Pharma AG, Germany on the Vasovist program. The overall reduction in product development revenue related to the Vasovist and EP-2104R programs was partly offset by slightly higher revenue under the research collaboration agreement with Bayer Schering Pharma AG, Germany. The increase in royalty revenue in 2005 was primarily attributed to the adjustment recorded by us at the end of 2004 to reflect Bracco’s revised determination of sales and its royalty overpayment assertion. Royalty revenue in 2005 included royalties from sales by Bracco of MultiHance and Bayer Schering Germany’s sales of Primovist. The license fee revenue in 2005 was lower than in 2004 primarily because of a non-repetitive Bracco FDA milestone that was recognized in 2004 and, to a lesser extent, changes made in 2005 to our estimate of the approval date for Vasovist in the United States based on FDA actions.

Research and Development Expenses

Our research and development expenses in 2005 and 2004 primarily relate to development activities for Vasovist and EP-2104R and from our imaging discovery research programs. Research and development expenses for the year ended December 31, 2005 were $18.3 million compared to $23.2 million for the same period in 2004. The decrease in research and development expenses of $4.9 million during the year ended December 31, 2005 resulted from lower spending for the Vasovist and EP-2104R development programs and lower stock-based compensation expense of $2.8 million, partly offset by higher spending for our MRI and therapeutics research programs.

General and Administrative Expenses

General and administrative expenses, which consist primarily of salaries, benefits, outside professional services and related costs associated with our executive, finance and accounting, business development, marketing, human resources, legal and corporate communications activities, were $9.6 million for the year ended December 31, 2005 as compared to $11.4 million for the year ended December 31, 2004. The decrease in spending of $1.8 million by us resulted from lower marketing expenses related to Vasovist and lower stock-based compensation expense of $2.7 million, which was partly offset by higher liability insurance premiums and higher corporate administration, primarily attributed to legal costs, combined with higher business development costs.

Restructuring Costs

Restructuring costs for the year ended December 31, 2005 were $1.0 million as compared to $0 for the year ended December 31, 2004. The restructuring costs related to planned actions taken by management to control costs and improve the focus of operations in order to reduce losses and conserve cash. We announced a planned reduction in our workforce by 48 employees, or approximately 50%, in response to the FDA’s second approvable letter regarding Vasovist. The reductions, which were completed in January 2006, affected both the research and development and the general and administrative areas of the company. We reported a charge of approximately $1.0 million for severance and related benefits as of December 31, 2005. Substantially all payments related to the separation of employment were completed in the first quarter of 2006.

Interest Income and Interest Expense

Interest income for the year ended December 31, 2005 was $4.1 million as compared to $2.0 million for the year ended December 31, 2004. The increase of $2.1 million was primarily due to higher interest rates and higher average levels of invested cash, cash equivalents and marketable securities during 2005 as a result of receipt of the net proceeds from the issuance of $100.0 million convertible senior notes in June 2004. Interest expense for the years ended December 31, 2005 and 2004 was $3.6 million and $2.1 million, respectively. The increase in interest expense of $1.5 million for the year ended December 31, 2005 directly resulted from the issuance of convertible senior notes in June 2004, partly offset by the reduction in the outstanding balance of interest-bearing prepaid royalties from Bracco and a reduction in interest expense resulting from management’s decision not to drawdown the loan facility from Bayer Schering Pharma AG, Germany at the end of 2005. In January 2006, we completed an agreement with Bayer Schering Pharma AG, Germany to terminate the loan facility.

Provision for Income Taxes

The provision for income taxes, which represents Italian income taxes related to the Bracco agreement, was $42,000 for the year ended December 31, 2005 as compared to $100,000 for the year ended December 31, 2004. Since the remaining balance of prepaid royalties were offset at the end of the third quarter of 2005, Italian income taxes needed to be withheld on Bracco royalties for MultiHance sales paid to us during the fourth quarter of 2005.

Quarterly Information

The following tables set forth our quarterly statements of operations information for each of the four quarters in the year ended December 31, 2006 and 2005:

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006

Revenues:
Product development revenue	$1,082,867	$731,191	$569,378	$525,966
Royalty revenue	457,778	462,718	362,449	320,285
License fee revenue	161,597	161,597	413,802	790,914

Total revenues	1,702,242	1,355,506	1,345,629	1,637,165
Operating expenses:
Royalty expense	43,795	28,233	31,778	959,296
Research and development	3,865,001	3,135,417	7,881,361	11,373,221
Acquired in-process research and development	—	—	123,500,000	—
General and administrative	2,422,528	1,777,927	3,146,316	4,910,549
Restructuring costs	289,633	61,472	282,133	—

Total operating expenses	6,620,957	5,003,049	134,841,588	17,243,066

Operating loss	(4,918,715)	(3,647,543)	(133,495,959)	(15,605,901)
Other income (expense), net	435,210	535,297	436,958	(987,232)
Income taxes	43,816	43,818	31,551	26,128

Net loss	$(4,527,321)	$(3,156,064)	$(133,090,552)	$(16,619,261)

Weighted average shares:
Basic and diluted	15,523,207	15,523,207	22,193,441	29,917,696

Net loss per share, basic and diluted	$(0.29)	$(0.20)	$(6.00)	$(0.56)

	March 31, 2005			June 30, 2005
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Revenues:
Product development revenue	$1,475,819	$—	$1,475,819	$314,026	$—	$314,026
Royalty revenue	444,289	—	444,289	578,321	—	578,321
License fee revenue	165,896	—	165,896	165,896	—	165,896

Total revenues	2,086,004	—	2,086,004	1,058,243	—	1,058,243
Operating expenses:
Royalty expense	19,646	—	19,646	26,335	—	26,335
Research and development	5,339,318	(1,899,382)	3,439,936	5,449,209	277,271	5,726,480
General and administrative	2,917,892	(1,152,796)	1,765,096	2,732,417	152,665	2,885,082
Restructuring costs	—	—	—	—	—	—

Total operating expenses	8,276,856	(3,052,178)	5,224,678	8,207,961	429,936	8,637,897

Operating loss	(6,190,852)	3,052,178	(3,138,674)	(7,149,718)	(429,936)	(7,579,654)
Other income (expense), net	(64,703)	—	(64,703)	53,634	—	53,634
Income taxes	—	—	—	—	—	—

Net loss	$(6,255,555)	$3,052,178	$(3,203,377)	$(7,096,084)	$(429,936)	$(7,526,020)

Weighted average shares:		—			—
Basic and diluted	15,484,451	—	15,484,451	15,504,798	—	15,504,798

Net loss per share, basic and diluted	$(0.40)	$0.19	$(0.21)	$(0.46)	$(0.03)	$(0.49)

	September 30, 2005			December 31, 2005
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Revenues:
Product development revenue	$1,297,720	$—	$1,297,720	$1,107,965	$—	$1,107,965
Royalty revenue	798,484	—	798,484	512,290	—	512,290
License fee revenue	165,894	—	165,894	163,061	—	163,061

Total revenues	2,262,098	—	2,262,098	1,783,316	—	1,783,316
Operating expenses:
Royalty expense	32,463	—	32,463	19,645	—	19,645
Research and development	5,416,276	(134,052)	5,282,224	3,942,921	(97,640)	3,845,281
General and administrative	2,667,056	(116,032)	2,551,024	2,456,864	(71,934)	2,384,930
Restructuring costs	—	—	—	971,828	—	971,828

Total operating expenses	8,115,795	(250,084)	7,865,711	7,391,258	(169,574)	7,221,684

Operating loss	(5,853,697)	250,084	(5,603,613)	(5,607,942)	169,574	(5,438,368)
Other income, net	193,940	—	193,940	350,471	—	350,471
Income taxes	—	—	—	41,991	—	41,991

Net loss	$(5,659,757)	$250,084	$(5,409,673)	$(5,299,462)	$169,574	$(5,129,888)

Weighted average shares:
Basic and diluted	15,515,383	—	15,515,383	15,516,736	—	15,516,736

Net loss per share, basic and diluted	$(0.36)	$0.01	$(0.35)	$(0.34)	$0.01	$(0.33)

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash, cash equivalents and available-for-sale marketable securities of $109.5 million at December 31, 2006 as compared to $124.7 million at December 31, 2005. The decrease in cash, cash equivalents and available-for-sale marketable securities was primarily attributed to funding of ongoing operations and a net cash payment of $7.1 million to former Predix shareholders in connection with the merger with Predix.

We used approximately $15.0 million of cash to fund operating activities for year ended December 31, 2006, which compares to $24.3 million to fund operations for the same period in 2005. The decrease in the cash used to fund operations in 2006 was primarily due to the receipt of $17.5 million from GlaxoSmithKline in 2006. This increase in cash was partially offset by increased payments of accrued expenses in 2006 primarily related to the payment of accrued merger-related liabilities that were assumed in the merger and a decrease in the contract advance account resulting from the offset of funds previously received from Bayer Schering Pharma AG, Germany for the Vasovist, EP-2104R and MRI research programs.

Our investing activities used $35.6 million of cash during the year ended December 31, 2006 as compared to $37.8 million of cash provided for the same period last year. The primary uses of cash from investing activities in 2006 was the net cash paid of $7.1 million in the Predix merger (as a result of the milestone payment of $20.0 million less net cash acquired) and the net purchase of marketable securities of $26.9. million resulting from a strategy of purchasing an increasing amount of securities with a greater than three month maturity. The primary source of cash from investing activities in 2005 was the net redemption of marketable securities of $39.0 million which was partially offset by $1.2 million of capital spending.

We generated $8.5 million in cash from financing activities during the year ended December 31, 2006, which was attributable to $17.5 million of common stock sold to GlaxoSmithKline partially offset by the payment of $9.5 million of bridge loans assumed in the Predix merger. Financing activities in 2005 used $14.4 million in 2005 primarily from a net $15.0 million repayment of the loan facility with Bayer Schering Pharma AG, Germany. This loan facility was terminated in January 2006.

Our primary sources of cash include quarterly payments from CFFT for research services, quarterly royalty payments from Bracco from the sales of MultiHance and monthly interest income on our cash, cash equivalents and available-for-sale marketable securities. With the expiration in 2006 of certain patents related to the sublicense with Bracco, we expect royalty payment from Bracco to end in the first quarter of 2007. In the second half of 2006, we began receiving royalty payments (approximately $75,000 for 2006) from sales of Vasovist by Bayer Schering Pharma AG, Germany following the commercial launch of the product in Europe, which began on a country-by-country basis in the second quarter of 2006. We expect royalty payments from sales of Vasovist to slowly increase as the product is introduced in other countries where it has been approved. Other potential cash inflows include milestone payments from our current strategic collaborators, GlaxoSmithKline, Amgen, CFFT and Bayer Schering Pharma AG, Germany, including: a milestone payment of $1.3 million from Bayer Schering Pharma AG, Germany, which is dependent on the FDA’s approval of Vasovist.

Known outflows, in addition to our ongoing research and development and general and administrative expenses, include the following: $15.0 million milestone payment to the former Predix shareholders due on October 29, 2007 primarily payable in shares of our stock if certain conditions are met or otherwise payable in cash; interest on our $100.0 million convertible notes at a rate of 3% payable semi-annually on June 15 and December 15; semi-annual royalties that we owe to MGH on sales by Bracco of MultiHance; a milestone payment of $2.5 million owed to Tyco, which is dependent on the FDA’s approval of Vasovist.

We estimate that cash, cash equivalents and marketable securities on hand as of December 31, 2006 and anticipated revenue we will earn in 2007 and 2008, exclusive of any significant milestone payments or opt-in fees, will fund our operations through 2008. Our past stock option practices and the restatement of our prior financial statements expose us to greater risks associated with litigation and regulatory proceedings. In the event of any litigation or regulatory proceeding involving a negative finding or assertion by the SEC, U.S. Attorney, court of law or any third party claim related to our stock option practices, we may be liable for damages, fines or other civil or criminal remedies or remedial actions, or be required to further restate prior period financial statements or adjust current period financial statements. In addition, considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future.

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

The following table represents payments due under contractual obligations as of December 31, 2006:

		Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt obligations, including interest payments	$113,500,000	$3,000,000	$6,000,000	$104,500,000	$—
Operating lease obligations	18,921,918	3,600,142	5,186,591	4,593,417	5,541,768
Capital lease obligations	213,545	102,008	104,910	6,627	—
Unconditional purchase obligations	7,248,519	7,248,519	—	—	—
Merger consideration payable	18,504,084	18,504,084	—	—	—
Other long-term liabilities	2,905,000	245,000	280,000	280,000	2,100,000

Total	$161,293,066	$32,699,753	$11,571,501	$109,380,044	$7,641,768

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would result in a change in the fair market value of our total portfolio of approximately $127,000 at December 31, 2006.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on accounting or financial disclosure matters during our two most recent fiscal years.

Item 9A.	CONTROLS AND PROCEDURES

Stock Option Grant Practices and Restatement

As discussed in Note 3 in our Notes to the Consolidated Financial Statements of this Form 10-K, on December 8, 2006 our board of directors created a special committee of independent directors to conduct a review of our historical stock option practices. The special committee has completed its investigation and has concluded that certain employees, including certain members of our former senior management, prior to the change in our senior management in connection with the merger with Predix Pharmaceuticals Holdings, Inc. on August 16, 2006, participated in the retrospective selection of dates for the grant of certain stock options and re-priced, as defined by financial accounting standards, certain options during the period from 1997 through 2005. Accordingly, our audit committee has concluded that, pursuant to Accounting Principles Board No. 25 (“APB 25”) and related interpretations, the accounting measurement date for the stock option grants for which those members of our former senior management had retrospectively selected grant dates for certain grants awarded between February 1997 and March 2005, covering options to purchase approximately 1.4 million shares of our common stock, differed from the measurement dates previously used for such stock awards. In addition, we determined that, certain employees, including certain members of our former senior management re-priced, as defined by financial accounting standards, to lower prices approximately 0.9 million stock options awarded during the period between June 1999 and March 2005. In addition, during the course of the option review, we identified approximately 0.1 million options in which other dating errors resulted in stock options with grants dates that failed to meet the measurement date criteria of APB 25.

Therefore, we have recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants, all of which relate to options granted between our initial public offering in 2007 and March 2005. As a result of these adjustments, the company’s consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years ended December 31, 2005 and 2004, and the company’s unaudited quarterly financial information for the interim periods have been restated.

Remediation of Past Material Weaknesses in Internal Control Over Financial Reporting

As a result of this investigation, we identified certain material weaknesses in our internal control over financial reporting related to our stock option granting practices during the years prior to 2006.

In connection with our implementation of the Sarbanes-Oxley Act of 2002, we documented accounting policies, processes and procedures, and assessed the design and operating effectiveness of internal controls over our financial reporting including the granting of stock options. Although there were controls put in place relating to stock option granting practices, certain employees, including certain members of our former senior management during the years 1997 through 2005 overrode the existing controls and procedures. In addition, there were policies, processes and procedures in place surrounding the financial reporting and accounting close process. Although these financial reporting controls were followed, the persons responsible for financial reporting and financial management during the years 1997 through 2005 may not have had a full appreciation for the accounting requirements for stock options.

In addition, on August 16, 2006 in connection with our merger with Predix, we have had a significant change in our senior and financial management. Our current Chief Executive Officer and Chief Financial Officer joined EPIX in connection with the Predix merger. All of the members of our current financial management team were hired on or around the merger by our current Chief Financial Officer.

As a result of this investigation we reviewed our existing policies surrounding stock option processes and procedures and our compensation committee adopted a formal written policy for stock option awards. We believe that, since our merger with Predix, our equity granting processes and practices have been consistently adhered to, and are accounted for in accordance with Generally Accepted Accounting Principles.

We believe that the change in senior and financial management effectively remediated the past material weaknesses in our internal control over financial reporting related to our stock option granting practices and the related accounting and reduced to remote the likelihood that any incorrect measurement dates or any material error in accounting for stock options could have occurred during the last fiscal year and not been detected as part of our financial reporting close process. As a result, we believe that the likelihood that a material error in our financial statements could have originated during the last fiscal year and not been detected as of December 31, 2006 is remote.

In addition to the change in senior and financial management discussed above, we have adopted other measures identified by the special committee and our board of directors to enhance the oversight of the stock option granting and administration function, including, but not limited to, the following:

•	We have developed a formal written policy for stock option awards granting effective March 28, 2007 which requires a more regular schedule for when grants are made.

•	Beginning in 2007, our compensation committee will perform periodic reviews of our equity award granting policies.

•	Beginning in 2007, stock option grants cannot be approved via unanimous written consent.

•	Beginning in 2007, our Chief Financial Officer will oversee the stock option process.

•	We will introduce additional controls related to the equity award granting and administration process where necessary.

Evaluation of Disclosure Controls and Procedures

Attached as exhibits to this report are certifications of our CEO and CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

We carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the CEO and CFO concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that material information relating to our consolidated operations is made known to our management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concludes that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. This report appears on page 78.

Changes in Internal Control over Financial Reporting:  There were no significant changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
EPIX Pharmaceuticals, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls, that EPIX Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EPIX Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that EPIX Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, EPIX Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), the consolidated balance sheets of EPIX Pharmaceuticals, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of EPIX Pharmaceuticals, Inc. and our report dated April 9, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
April 9, 2007

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2006.

We have adopted a Corporate Code of Conduct and Ethics that applies to all directors and employees, including our principal executive, and financial and accounting officers. The Corporate Code of Conduct and Ethics is posted on our website at www.epixpharma.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2006.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2006.

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

Item 15(a) (3). Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit
Number		Description

3	.1@	Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
3	.2@	Amended and Restated By-Laws of the Company. Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed July 1, 1997 (File No. 333-30531) and incorporated herein by reference.
4	.1@	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
4	.2@	Indenture dated as of June 7, 2004 between the Company and U.S. Bank National Association as Trustee, relating to 3% Convertible Senior Notes due June 15, 2024. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 7, 2004 (File No. 000-21863) and incorporated herein by reference.
4	.3@	Warrant issued to RRD International, LLC. Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
4	.4@	Warrant issued to General Electric Capital Corporation. Filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
4	.5@	Warrant issued to Oxford Bioscience Management Partners II. Filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.1@+	Amended and Restated License Agreement between the Company and The General Hospital Corporation dated July 10, 1995. Filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed December 10, 1996 (File No. 333-17581) and incorporated herein by reference.
10	.2@#	Amended and Restated 1992 Equity Incentive Plan. Filed as Appendix A to the Company’s 2003 Definitive Proxy Statement on Schedule 14A filed April 29, 2003 (File No. 000-21863) and incorporated herein by reference.
10	.3@#	Form of Incentive Stock Option Certificate. Filed as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 filed December 10, 1996 (File No. 333-17581) and incorporated herein by reference.
10	.4@#	Form of Nonstatutory Stock Option Certificate. Filed as Exhibit 10.30 to the Company’s Registration Statement on Form S-1 filed December 10, 1996 (File No. 333-17581) and incorporated herein by reference.
10	.5@#	Amended and Restated 1996 Director Stock Option Plan. Filed as Appendix B to the Company’s 2003 Definitive Proxy Statement on Schedule 14A filed April 29, 2003 (File No. 000-21863) and incorporated herein by reference.
10	.6@#	Amended and Restated 1996 Employee Stock Purchase Plan. Filed as Appendix C to the Company’s 2003 Definitive Proxy Statement on Schedule 14A filed April 29, 2003 (File No. 000-21863) and incorporated herein by reference.
10	.7@	Short Form Lease from Trustees of the Cambridge East Trust to the Company with a commencement date of January 1, 1998. Filed as Exhibit 10.39 to the Company’s Registration Statement on Form S-1 filed October 21, 1997 (File No. 333-38399) and incorporated herein by reference.
10	.8@	First Amendment dated February 8, 1999 to the Short Form Lease dated as of July 7, 1998 with a commencement date as of January 1, 1998 between the Company and the Trustees of The Cambridge East Trust. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999 (File No. 000-21863) and incorporated herein by reference.

Exhibit
Number		Description

10	.9@	Second Amendment dated June 30, 2000 to the Short Form Lease dated as of July 7, 1998 with a commencement date as of January 1, 1998 between the Company and the Trustees of The Cambridge East Trust. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 and incorporated herein by reference.
10	.10@++	Amended and Restated Strategic Collaboration Agreement dated as of June 9, 2000, among the Company, Mallinckrodt Inc. (a Delaware corporation) and Mallinckrodt Inc. (a New York corporation). Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2000 (File No. 000-21863) and incorporated herein by reference.
10	.11@++	Strategic Collaboration Agreement dated as of June 9, 2000, between the Company and Schering Aktiengesellschaft. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 29, 2000 (File No. 000-21863) and incorporated herein by reference.
10	.12@	Stock Purchase Agreement, dated as of June 9, 2000, between the Company and Schering Berlin Venture Corporation. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 29, 2000 (File No. 000-21863) and incorporated herein by reference.
10	.13@	Standstill Agreement, dated as of June 9, 2000, between the Company and Schering Berlin Venture Corporation. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 29, 2000 (File No. 000-21863) and incorporated herein by reference.
10	.14@++	Reacquisition Agreement dated December 22, 2000 between the Company and Daiichi Radioisotope Laboratories, Ltd. Filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000 (File No. 000-21863) and incorporated herein by reference.
10	.15@	Amendment No. 1 dated as of December 22, 2000 to the Strategic Collaboration Agreement, dated as of June 9, 2000, between the Company and Schering Aktiengesellschaft. Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000 (File No. 000-21863) and incorporated herein by reference.
10	.16@++	Worldwide License Agreement, dated as of September 25, 2001, by and between the Company and Bracco Imaging S.p.A. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 25, 2001 (File No. 000-21863) and incorporated herein by reference.
10	.17@	Settlement and Release Agreement dated as of September 25, 2001, by and between the Company and Bracco Imaging S.p.A. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 25, 2001 (File No. 000-21863) and incorporated herein by reference.
10	.18@	Third Amendment, dated May 1, 2002, to the Short Form Lease dated as July 7, 1998 with a commencement date as of January 1, 1998 between the Company and the Trustees of the Cambridge East Trust. Filed as an Exhibit 10.31 to the Company’s Quarterly Report for the period ended June 30, 2002 (File No. 000-21863) and incorporated herein by reference.
10	.19@++	Thrombus Development Agreement between the Company and Schering Aktiengesellschaft, dated as of May 26, 2003. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 000-21863) and incorporated herein by reference.
10	.20@++	Collaborative Research Agreement between the Company and Schering Aktiengesellschaft, dated as of May 26, 2003. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 000-21863) and incorporated herein by reference.
10	.21@	Intellectual Property Agreement by and between the Company and Dr. Martin R. Prince, dated November 17, 2003. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 18, 2003 (File No. 000-21863) and incorporated herein by reference.
10	.22@++	Stock Purchase Agreement by and between the Company and Dr. Martin R. Prince, dated as of November 17, 2003. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2003 (File No. 000-21863) and incorporated herein by reference.
10	.23@#	Description of Director Compensation Arrangements. Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (file No. 000-218039) and incorporated herein by reference.

Exhibit
Number		Description

10	.24@#	Named Executive Officer Compensation Arrangements. Filed with the Company’s Current Report on Form 8-K filed February 16, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.25@#	Form of Indemnification Agreement. Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (file No. 000-218039) and incorporated herein by reference.
10	.26@	Form of Amendment to Stock Option Agreement. Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (file No. 000-218039) and incorporated herein by reference.
10	.27@#	Amendment to the Collaborative Research Agreement dated as of May 26, 2003, between the Company and Schering Aktiengesellschaft, dated September 30, 2005. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 7, 2005 (File No. 000-21863) and incorporated herein by reference.
10	.28@#	Employment Agreement between the Company and Michael J. Astrue, dated September 21, 2005. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 (File No. 000-21863) and incorporated herein by reference.
10	.29@#	Amendment Number One to Employment Agreement between the Company and Michael J. Astrue, dated as of March 7, 2006. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 9, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.30@#	Severance and Incentive Agreement by and between the Company and Andrew Uprichard, M.D., dated September 14, 2005. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 (File No. 000-21863) and incorporated herein by reference.
10	.31@#	Amendment to Severance and Incentive Agreement by and between the Company and Andrew Uprichard, M.D., dated as of May 19, 2006. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 24, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.32@#	Separation Agreement between the Company and Michael D. Webb, dated September 14, 2005. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 (File No. 000-21863) and incorporated herein by reference.
10	.33@	Consulting Agreement between the Company and Michael J. Astrue, dated as of May 5, 2006. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed May 8, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.34@	Retention Agreement by and between the Company and Robert Pelletier, dated as of July 25, 2006. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 26, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.35@	Consulting Agreement by and between the Company and Robert Pelletier, dated as of July 25, 2006. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed July 26, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.36@	Predix Pharmaceuticals Holdings, Inc. Amended and Restated 2003 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.37@	Physiome Sciences, Inc. Stock Option Plan (as amended September 21, 2001). Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.38@++	Amended and Restated License Agreement between Ramot at Tel Aviv University Ltd., Company Registration No. 51-066714-0 and Predix Pharmaceuticals Holdings, Inc., dated as of May 20, 2004. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.39@++	Research, Development and Commercialization Agreement between Predix Pharmaceuticals Holdings, Inc. and Cystic Fibrosis Foundation Therapeutics Incorporated, dated as of March 7, 2005. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.

Exhibit
Number		Description

10	.40@++	License Agreement between Amgen Inc. and Predix Pharmaceuticals Holdings, Inc., dated as of July 31, 2006. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.41@	Lease by and between Trustees of 4 Maguire Road Realty Trust and Predix Pharmaceuticals Holdings, Inc., dated as of January 30, 1998, as amended by First Amendment to Lease by and between Trustees of 4 Maguire Road Realty Trust and EPIX Delaware, Inc., dated as of August 31, 2006. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.42@	Lease Agreement by and between 150 College Road, LLC and Physiome Sciences, Inc., dated as of December 21, 2000, as amended. Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.43@	Sublease by and between Predix Pharmaceuticals Holdings, Inc. and Novo Nordisk Pharmaceuticals, Inc., dated as of December 12, 2003. Filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.44@	Unprotected Lease Agreement between “Emed” Real Estate Development and Investments Company Ltd. and Predix Pharmaceuticals Ltd., dated as of September 26, 2004. Filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.45@#	Bio-I.T. (Bio Information Technologies) Ltd. Employment Agreement between Bio-I.T. (Bio Information Technologies) Ltd. and Dr. Silvia Noiman, dated as of October 31, 2000. Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.46@#	Predix Pharmaceuticals, Inc. Employment Agreement between Predix Pharmaceuticals, Inc. and Chen Schor, dated as of November 23, 2003. Filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.47@#	Bio-I.T. (Bio Information Technologies) Ltd. Employment Agreement between Bio-I.T. (Bio Information Technologies) Ltd. and Dr. Oren Becker, dated as of October 31, 2000. Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.48@#	Employment Agreement between Predix Pharmaceuticals, Inc. and Stephen R. Donahue, M.D., dated as of September 24, 2004. Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.49@#	Release Agreement by and between the Company and Silvia Noiman, dated as of November 10, 2006. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 13, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.50@++	Development and License Agreement among SmithKline Beecham Corporation, doing business as GlaxoSmithKline, Glaxo Group Limited and the Company, dated as of December 11, 2006. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed January 18, 2007 (File No. 000-21863) and incorporated herein by reference.
10	.51@	Stock Purchase Agreement among the Company, Glaxo Group Limited and SmithKline Beecham Corporation, doing business as GlaxoSmithKline, dated as of December 11, 2006. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed January 18, 2007 (File No. 000-21863) and incorporated herein by reference.
10	.52*	First Amendment to License Agreement between Amgen Inc. and the Company, dated as of March 20, 2007.
10	.53@#	Employment Agreement between the Company and Kimberlee C. Drapkin, dated as of March 26, 2007. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 29, 2007.

Exhibit
Number		Description

10	.54@#	Employment Agreement between the Company and Michael G. Kauffman, M.D., Ph.D., dated as of March 27, 2007. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 29, 2007.
10	.55@#	Release Agreement by and between the Company and Oren Becker, dated as of April 5, 2007. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2007 (File No. 000-21863) and incorporated herein by reference.
12	.1*	Ratio of Earnings to Fixed Charges
14	.1@	The Company’s Code of Conduct and Ethics. Filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-21863) and incorporated herein by reference.
21	.1*	Subsidiaries of the Company
23	.1*	Consent of Independent Registered Public Accounting Firm.
31	.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Michael G. Kauffman.
31	.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kim C. Drapkin.
32	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, U.S. Code)

@	Incorporated by reference as indicated.

*	Filed herewith.

#	Identifies a management contract or compensatory plan or agreement in which an executive officer or director of the Company participates.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

++	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EPIX PHARMACEUTICALS, INC.

By:	/s/ KIM C. DRAPKIN
Kim C. Drapkin, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)

April 10, 2007

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL G. KAUFFMAN, Michael G. Kauffman, M.D., Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	April 10, 2007

/s/ KIM C. DRAPKIN Kim C. Drapkin, CPA	Chief Financial Officer (Principal Financial and Accounting Officer)	April 10, 2007

/s/ CHRISTOPHER F.O. GABRIELI Christopher F.O. Gabrieli	Chairman of the Board of Directors	April 10, 2007

/s/ FREDERICK FRANK Frederick Frank	Vice Chairman of the Board of Directors	April 10, 2007

/s/ PATRICK J. FORTUNE, Patrick J. Fortune, Ph.D.	Director	April 10, 2007

/s/ MICHAEL GILMAN, Michael Gilman, Ph.D.	Director	April 10, 2007

/s/ MARK LEUCHTENBERGER Mark Leuchtenberger	Director	April 10, 2007

/s/ ROBERT J. PEREZ Robert J. Perez	Director	April 10, 2007

/s/ GREGORY D. PHELPS Gregory D. Phelps	Director	April 10, 2007

/s/ IAN F. SMITH Ian F. Smith, CPA, ACA	Director	April 10, 2007

EXHIBIT INDEX

Exhibit
Number		Description

3	.1@	Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
3	.2@	Amended and Restated By-Laws of the Company. Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed July 1, 1997 (File No. 333-30531) and incorporated herein by reference.
4	.1@	Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
4	.2@	Indenture dated as of June 7, 2004 between the Company and U.S. Bank National Association as Trustee, relating to 3% Convertible Senior Notes due June 15, 2024. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 7, 2004 (File No. 000-21863) and incorporated herein by reference.
4	.3@	Warrant issued to RRD International, LLC. Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
4	.4@	Warrant issued to General Electric Capital Corporation. Filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
4	.5@	Warrant issued to Oxford Bioscience Management Partners II. Filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.1@+	Amended and Restated License Agreement between the Company and The General Hospital Corporation dated July 10, 1995. Filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed December 10, 1996 (File No. 333-17581) and incorporated herein by reference.
10	.2@#	Amended and Restated 1992 Equity Incentive Plan. Filed as Appendix A to the Company’s 2003 Definitive Proxy Statement on Schedule 14A filed April 29, 2003 (File No. 000-21863) and incorporated herein by reference.
10	.3@#	Form of Incentive Stock Option Certificate. Filed as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 filed December 10, 1996 (File No. 333-17581) and incorporated herein by reference.
10	.4@#	Form of Nonstatutory Stock Option Certificate. Filed as Exhibit 10.30 to the Company’s Registration Statement on Form S-1 filed December 10, 1996 (File No. 333-17581) and incorporated herein by reference.
10	.5@#	Amended and Restated 1996 Director Stock Option Plan. Filed as Appendix B to the Company’s 2003 Definitive Proxy Statement on Schedule 14A filed April 29, 2003 (File No. 000-21863) and incorporated herein by reference.
10	.6@#	Amended and Restated 1996 Employee Stock Purchase Plan. Filed as Appendix C to the Company’s 2003 Definitive Proxy Statement on Schedule 14A filed April 29, 2003 (File No. 000-21863) and incorporated herein by reference.
10	.7@	Short Form Lease from Trustees of the Cambridge East Trust to the Company with a commencement date of January 1, 1998. Filed as Exhibit 10.39 to the Company’s Registration Statement on Form S-1 filed October 21, 1997 (File No. 333-38399) and incorporated herein by reference.
10	.8@	First Amendment dated February 8, 1999 to the Short Form Lease dated as of July 7, 1998 with a commencement date as of January 1, 1998 between the Company and the Trustees of The Cambridge East Trust. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999 (File No. 000-21863) and incorporated herein by reference.

Exhibit
Number		Description

10	.9@	Second Amendment dated June 30, 2000 to the Short Form Lease dated as of July 7, 1998 with a commencement date as of January 1, 1998 between the Company and the Trustees of The Cambridge East Trust. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 and incorporated herein by reference.
10	.10@++	Amended and Restated Strategic Collaboration Agreement dated as of June 9, 2000, among the Company, Mallinckrodt Inc. (a Delaware corporation) and Mallinckrodt Inc. (a New York corporation). Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2000 (File No. 000-21863) and incorporated herein by reference.
10	.11@++	Strategic Collaboration Agreement dated as of June 9, 2000, between the Company and Schering Aktiengesellschaft. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 29, 2000 (File No. 000-21863) and incorporated herein by reference.
10	.12@	Stock Purchase Agreement, dated as of June 9, 2000, between the Company and Schering Berlin Venture Corporation. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 29, 2000 (File No. 000-21863) and incorporated herein by reference.
10	.13@	Standstill Agreement, dated as of June 9, 2000, between the Company and Schering Berlin Venture Corporation. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 29, 2000 (File No. 000-21863) and incorporated herein by reference.
10	.14@++	Reacquisition Agreement dated December 22, 2000 between the Company and Daiichi Radioisotope Laboratories, Ltd. Filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000 (File No. 000-21863) and incorporated herein by reference.
10	.15@	Amendment No. 1 dated as of December 22, 2000 to the Strategic Collaboration Agreement, dated as of June 9, 2000, between the Company and Schering Aktiengesellschaft. Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000 (File No. 000-21863) and incorporated herein by reference.
10	.16@++	Worldwide License Agreement, dated as of September 25, 2001, by and between the Company and Bracco Imaging S.p.A. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 25, 2001 (File No. 000-21863) and incorporated herein by reference.
10	.17@	Settlement and Release Agreement dated as of September 25, 2001, by and between the Company and Bracco Imaging S.p.A. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 25, 2001 (File No. 000-21863) and incorporated herein by reference.
10	.18@	Third Amendment, dated May 1, 2002, to the Short Form Lease dated as July 7, 1998 with a commencement date as of January 1, 1998 between the Company and the Trustees of the Cambridge East Trust. Filed as an Exhibit 10.31 to the Company’s Quarterly Report for the period ended June 30, 2002 (File No. 000-21863) and incorporated herein by reference.
10	.19@++	Thrombus Development Agreement between the Company and Schering Aktiengesellschaft, dated as of May 26, 2003. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 000-21863) and incorporated herein by reference.
10	.20@++	Collaborative Research Agreement between the Company and Schering Aktiengesellschaft, dated as of May 26, 2003. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 000-21863) and incorporated herein by reference.
10	.21@	Intellectual Property Agreement by and between the Company and Dr. Martin R. Prince, dated November 17, 2003. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 18, 2003 (File No. 000-21863) and incorporated herein by reference.
10	.22@++	Stock Purchase Agreement by and between the Company and Dr. Martin R. Prince, dated as of November 17, 2003. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2003 (File No. 000-21863) and incorporated herein by reference.
10	.23@#	Description of Director Compensation Arrangements. Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (file No. 000-218039) and incorporated herein by reference.

Exhibit
Number		Description

10	.24@#	Named Executive Officer Compensation Arrangements. Filed with the Company’s Current Report on Form 8-K filed February 16, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.25@#	Form of Indemnification Agreement. Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (file No. 000-218039) and incorporated herein by reference.
10	.26@	Form of Amendment to Stock Option Agreement. Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (file No. 000-218039) and incorporated herein by reference.
10	.27@#	Amendment to the Collaborative Research Agreement dated as of May 26, 2003, between the Company and Schering Aktiengesellschaft, dated September 30, 2005. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 7, 2005 (File No. 000-21863) and incorporated herein by reference.
10	.28@#	Employment Agreement between the Company and Michael J. Astrue, dated September 21, 2005. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 (File No. 000-21863) and incorporated herein by reference.
10	.29@#	Amendment Number One to Employment Agreement between the Company and Michael J. Astrue, dated as of March 7, 2006. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 9, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.30@	Severance and Incentive Agreement by and between the Company and Andrew Uprichard, M.D., dated September 14, 2005. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 (File No. 000-21863) and incorporated herein by reference.
10	.31@#	Amendment to Severance and Incentive Agreement by and between the Company and Andrew Uprichard, M.D., dated as of May 19, 2006. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 24, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.32@#	Separation Agreement between the Company and Michael D. Webb, dated September 14, 2005. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 (File No. 000-21863) and incorporated herein by reference.
10	.33@	Consulting Agreement between the Company and Michael J. Astrue, dated as of May 5, 2006. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed May 8, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.34@	Retention Agreement by and between the Company and Robert Pelletier, dated as of July 25, 2006. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 26, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.35@	Consulting Agreement by and between the Company and Robert Pelletier, dated as of July 25, 2006. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed July 26, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.36@	Predix Pharmaceuticals Holdings, Inc. Amended and Restated 2003 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.37@	Physiome Sciences, Inc. Stock Option Plan (as amended September 21, 2001). Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.38@++	Amended and Restated License Agreement between Ramot at Tel Aviv University Ltd., Company Registration No. 51-066714-0 and Predix Pharmaceuticals Holdings, Inc., dated as of May 20, 2004. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.

Exhibit
Number		Description

10	.39@++	Research, Development and Commercialization Agreement between Predix Pharmaceuticals Holdings, Inc. and Cystic Fibrosis Foundation Therapeutics Incorporated, dated as of March 7, 2005. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.40@++	License Agreement between Amgen Inc. and Predix Pharmaceuticals Holdings, Inc., dated as of July 31, 2006. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.41@	Lease by and between Trustees of 4 Maguire Road Realty Trust and Predix Pharmaceuticals Holdings, Inc., dated as of January 30, 1998, as amended by First Amendment to Lease by and between Trustees of 4 Maguire Road Realty Trust and EPIX Delaware, Inc., dated as of August 31, 2006. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.42@	Lease Agreement by and between 150 College Road, LLC and Physiome Sciences, Inc., dated as of December 21, 2000, as amended. Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.43@	Sublease by and between Predix Pharmaceuticals Holdings, Inc. and Novo Nordisk Pharmaceuticals, Inc., dated as of December 12, 2003. Filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.44@	Unprotected Lease Agreement between ‘‘Emed” Real Estate Development and Investments Company Ltd. and Predix Pharmaceuticals Ltd., dated as of September 26, 2004. Filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.45@#	Bio-I.T. (Bio Information Technologies) Ltd. Employment Agreement between Bio-I.T. (Bio Information Technologies) Ltd. and Dr. Silvia Noiman, dated as of October 31, 2000. Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.46@#	Predix Pharmaceuticals, Inc. Employment Agreement between Predix Pharmaceuticals, Inc. and Chen Schor, dated as of November 23, 2003. Filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.47@#	Bio-I.T. (Bio Information Technologies) Ltd. Employment Agreement between Bio-I.T. (Bio Information Technologies) Ltd. and Dr. Oren Becker, dated as of October 31, 2000. Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.48@#	Employment Agreement between Predix Pharmaceuticals, Inc. and Stephen R. Donahue, M.D., dated as of September 24, 2004. Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.49@#	Release Agreement by and between the Company and Silvia Noiman, dated as of November 10, 2006. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 13, 2006 (File No. 000-21863) and incorporated herein by reference.
10	.50@++	Development and License Agreement among SmithKline Beecham Corporation, doing business as GlaxoSmithKline, Glaxo Group Limited and the Company, dated as of December 11, 2006. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed January 18, 2007 (File No. 000-21863) and incorporated herein by reference.
10	.51@	Stock Purchase Agreement among the Company, Glaxo Group Limited and SmithKline Beecham Corporation, doing business as GlaxoSmithKline, dated as of December 11, 2006. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed January 18, 2007 (File No. 000-21863) and incorporated herein by reference.

Exhibit
Number		Description

10	.52*	First Amendment to License Agreement between Amgen Inc. and the Company, dated as of March 20, 2007.
10	.53@#	Employment Agreement between the Company and Kimberlee C. Drapkin, dated as of March 26, 2007. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 29, 2007.
10	.54@#	Employment Agreement between the Company and Michael G. Kauffman, M.D., Ph.D., dated as of March 27, 2007. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 29, 2007.
10	.55@#	Release Agreement by and between the Company and Oren Becker, dated as of April 5, 2007. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2007 (File No. 000-21863) and incorporated herein by reference.
12	.1*	Ratio of Earnings to Fixed Charges
14	.1@	The Company’s Code of Conduct and Ethics. Filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-21863) and incorporated herein by reference.
21	.1*	Subsidiaries of the Company
23	.1*	Consent of Independent Registered Public Accounting Firm.
31	.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Michael G. Kauffman.
31	.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kim C. Drapkin.
32	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, U.S. Code)

@	Incorporated by reference as indicated.

*	Filed herewith.

#	Identifies a management contract or compensatory plan or agreement in which an executive officer or director of the Company participates.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

++	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

EPIX PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
EPIX Pharmaceuticals, Inc.:

We have audited the accompanying balance sheets of EPIX Pharmaceuticals, Inc. (formerly EPIX Medical, Inc.) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity(deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EPIX Pharmaceuticals, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3, “Restatement of Consolidated Financial Statements”, the Company has restated previously issued financial statements as of December 31, 2005 and for the years in the two year period ended December 31, 2005 to correct for stock-based compensation.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), the effectiveness of EPIX Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 9, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
April 9, 2007

EPIX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
		(Restated)

ASSETS
Current assets:
Cash and cash equivalents	$30,332,468	$72,502,906
Available-for-sale marketable securities	79,210,430	52,225,590
Accounts receivable	46,367	149,287
Prepaid expenses and other assets	2,575,265	346,919

Total current assets	112,164,530	125,224,702
Property and equipment, net	3,592,570	2,517,859
Other assets	4,330,578	2,973,155
Goodwill	4,939,814	—

Total assets	$125,027,492	$130,715,716

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,982,032	$1,268,325
Accrued expenses	7,695,548	5,196,040
Contract advances	4,605,079	6,112,549
Merger consideration payable	18,504,084	—
Current portion of capital lease obligation	84,633	—
Deferred revenue	3,665,120	435,861
Other current liabilities	446,137	—

Total current liabilities	36,982,633	13,012,775
Deferred revenue	17,101,165	755,647
Capital lease obligation	102,077	—
Other liabilities	2,862,898	—
Convertible debt	100,000,000	100,000,000

Total liabilities	157,048,773	113,768,422
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred Stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 32,524,726 and 15,523,207 shares issued and outstanding at December 31, 2006 and 2005, respectively	325,247	155,232
Additional paid-in-capital	312,984,862	204,833,760
Accumulated deficit	(345,368,698)	(187,975,500)
Accumulated other comprehensive income (loss)	37,308	(66,198)

Total stockholders’ equity (deficit)	(32,021,281)	16,947,294

Total liabilities and stockholders’ equity (deficit)	$125,027,492	$130,715,716

See accompanying notes.

EPIX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2006	2005	2004
		(Restated)	(Restated)

Revenues:
Product development revenue	$2,909,402	$4,195,530	$7,594,280
Royalty revenue	1,603,230	2,333,384	626,685
License fee revenue	1,527,910	660,747	4,037,636

Total revenues	6,040,542	7,189,661	12,258,601
Operating expenses:
Royalty expense	1,063,102	98,089	31,000
Research and development	26,255,000	18,293,921	23,182,480
Acquired in-process research and development	123,500,000	—	—
General and administrative	12,257,320	9,586,132	11,395,852
Restructuring costs	633,238	971,828	—

Total operating expenses	163,708,660	28,949,970	34,609,332

Operating loss	(157,668,118)	(21,760,309)	(22,350,731)
Interest income	5,496,081	4,146,532	1,958,152
Interest expense	(5,075,848)	(3,613,190)	(2,128,738)

Loss before provision for income taxes	(157,247,885)	(21,226,967)	(22,521,317)
Provision for income taxes	145,313	41,991	99,905

Net loss	$(157,393,198)	$(21,268,958)	$(22,621,222)

Weighted average shares:
Basic and diluted	20,789,388	15,505,458	15,259,115

Net loss per share, basic and diluted	$(7.57)	$(1.37)	$(1.48)

See accompanying notes.

EPIX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)

Balance at December 31, 2003 (as reported)	14,879,095	$148,791	$188,926,344	$(134,952,516)	$33,953	$54,156,572
Adjustments to opening stockholders’ equity			8,471,069	(9,132,804)		(661,735)

Balance at December 31, 2003 (as restated)	14,879,095	148,791	197,397,413	(144,085,320)	33,953	53,494,837
Issuance of common stock upon exercise of options	482,369	4,824	5,214,215			5,219,039
Issuance of common stock under employee stock purchase plan	10,639	106	232,003			232,109
Issuance of common stock	88,000	880	2,338,160			2,339,040
Stock-based compensation expense (as restated)			2,092,885			2,092,885
Net loss (as restated)				(22,621,222)		(22,621,222)
Available-for-sale marketable securities unrealized loss					(280,836)	(280,836)

Comprehensive loss (as restated)						(22,902,058)

Balance at December 31, 2004 (as restated)	15,460,103	154,601	207,274,676	(166,706,542)	(246,883)	40,475,852
Issuance of common stock upon exercise of options	50,332	503	473,612			474,115
Issuance of common stock under employee stock purchase plan	12,772	128	103,868			103,996
Stock-based compensation expense (as restated)			(3,018,396)			(3,018,396)
Net loss (as restated)				(21,268,958)		(21,268,958)
Available-for-sale marketable securities unrealized gain					180,685	180,685

Comprehensive loss (as restated)						(21,088,273)

Balance at December 31, 2005 (as restated)	15,523,207	155,232	204,833,760	(187,975,500)	(66,198)	16,947,294
Issuance of common stock under employee stock purchase plan	11,165	112	59,863			59,975
Issuance of common stock upon exercise of options	360,018	3,600	454,124			457,724
Sale of common stock to GlaxoSmithKline	3,009,027	30,090	17,469,910			17,500,000
Stock-based compensation expense			4,203,663			4,203,663
Cash paid for fractional shares	(29)	—	(205)			(205)
Issuance of common stock in connection with merger	13,621,338	136,213	85,963,747			86,099,960
Net loss				(157,393,198)		(157,393,198)
Available-for-sale marketable securities unrealized gain					103,506	103,506

Comprehensive loss						(157,289,692)

Balance at December 31, 2006	32,524,726	$325,247	$312,984,862	$(345,368,698)	$37,308	$(32,021,281)

See accompanying notes.

EPIX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
		(Restated)	(Restated)

Operating activities:
Net loss	$(157,393,198)	$(21,268,958)	$(22,621,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and asset write offs	1,548,422	1,188,610	1,000,101
Write-off of in-process research and development	123,500,000	—	—
Stock compensation expense (credit)	4,203,663	(3,018,396)	2,092,885
Noncash interest expense from embedded derivative	936,536	—	—
Amortization of deferred financing costs	492,337	475,115	260,188
Changes in operating assets and liabilities, exclusive of amounts acquired from the merger with Predix:
Accounts receivable	852,920	173,259	(276,474)
Prepaid expenses and other current assets	(282,827)	238,219	(191,459)
Other assets and liabilities	2,073,119	—	4,943
Accounts payable	216,567	329,827	(999,867)
Accrued expenses	(5,892,204)	71,084	(1,056,598)
Contract advances	(1,507,470)	(37,464)	2,977,306
Merger consideration payable	465,517	—	—
Deferred revenue	15,741,238	(2,406,099)	(3,650,620)

Net cash used in operating activities	(15,045,380)	(24,254,803)	(22,460,817)
Investing activities:
Cash paid for merger with Predix, net of cash acquired	(7,142,601)	—	—
Purchases of marketable securities	(124,598,368)	(88,618,059)	(93,663,936)
Sales or redemptions of marketable securities	97,717,034	127,648,784	45,607,145
Restricted cash	(243,327)	—	—
Purchases of fixed assets	(1,314,374)	(1,215,665)	(2,077,559)

Net cash provided by (used in) investing activities	(35,581,636)	37,815,060	(50,134,350)
Financing activities:
Net proceeds from issuance of convertible debt	—	—	96,350,000
Proceeds from loan payable from strategic partner	—	45,000,000	52,500,000
Repayment of loan payable to strategic partner	—	(60,000,000)	(45,000,000)
Principal payments of notes payable	(9,516,380)	—	—
Principal payments of capital leases	(44,536)	—	—
Proceeds from sale of common stock	17,500,000	—	—
Proceeds from stock options	457,724	474,115	5,219,039
Proceeds from Employee Stock Purchase Plan	59,975	103,996	232,109
Cash paid for fractional shares from reverse stock split	(205)	—	—

Net cash provided by (used in) financing activities	8,456,578	(14,421,889)	109,301,148

Net increase (decrease) in cash and cash equivalents	(42,170,438)	(861,632)	36,705,981
Cash and cash equivalents at beginning of year	72,502,906	73,364,538	36,658,557

Cash and cash equivalents at end of year	$30,332,468	$72,502,906	$73,364,538

Supplemental cash flow information:
Cash paid for interest	$3,383,774	$3,145,883	$1,747,236

Cash paid for taxes	$145,313	$41,991	$107,889

Supplemental disclosure of noncash financing and investing activities:
Issuance of common stock in connection with Intellectual Property Agreement	$—	$—	$2,339,040

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

On August 16, 2006, the Company completed its acquisition of Predix Pharmaceuticals Holdings, Inc. pursuant to the terms of that certain Agreement and Plan of Merger, dated as of April 3, 2006 as amended on July 10, 2006, by and among the Company, EPIX Delaware, Inc., the Company’s wholly-owned subsidiary, and Predix, as amended. Pursuant to the merger agreement, Predix merged with and into EPIX Delaware, Inc. and became a wholly-owned subsidiary of the Company. The merger with Predix was primarily a stock transaction valued at approximately $125.0 million, including the assumption of net debt at closing. As part of the merger, the Company also assumed all outstanding options and warrants to purchase capital stock of Predix. The purchase price includes a $35.0 million payment to the holders of Predix stock, options and warrants payable in cash, stock or a combination of both based on Predix having achieved a certain strategic milestone. Pursuant to the terms of the merger agreement, $20.0 million of the milestone was paid in cash on October 29, 2006. The remaining $15.0 million of the milestone payment will be paid primarily in shares of EPIX common stock on October 29, 2007, except to the extent that such shares would cause the former Predix shareholders collective voting interest to exceed 49.99% of outstanding shares immediately after such milestone payment when combined with all shares of EPIX common stock issued in the merger and issuable upon exercise of all Predix options and warrants that the Company assumed in the merger. The portion of the $15.0 million milestone that cannot be paid in shares will be paid in cash with interest accrued at a rate of 10%. In addition, in connection with the merger, the Company effected a 1-for-1.5 reverse stock split of the Company’s outstanding common stock. All share and per share information in the financial statements have been retroactively restated to reflect the reverse stock split.

Following the merger, EPIX is a biopharmaceutical company focused on discovering, developing and commercializing novel pharmaceutical products through the use of proprietary technologies to better diagnose, treat and manage patients. The Company has four internally discovered therapeutic candidates in clinical trials. In addition the Company has two imaging agents, one of which is approved for marketing in 30 countries and one that has completed Phase 2a clinical trial. These drug candidates are targeting conditions such as depression, Alzheimer’s disease, cardiovascular disease and obesity. The Company’s blood-pool imaging agent (Vasovist) is approved in the European Union, Canada, Iceland, Norway, Switzerland and Australia, and is currently marketed in the Netherlands, Norway, Sweden, Denmark, United Kingdom, Austria and Germany. The Company also has collaborations with leading organizations, including GlaxoSmithKline, Amgen, Cystic Fibrosis Foundation Therapeutics (“CFFT”), and Bayer Schering Pharma, AG Germany.

The focus of the Company’s therapeutic drug discovery and development efforts is on the two classes of drug targets known as G-protein Coupled Receptors or GPCRs and ion channels. GPCRs and ion channels are classes of proteins embedded in the surface membrane of all cells and are responsible for mediating much of the biological signaling at the cellular level. The Company believes that its proprietary drug discovery technology and approach addresses many of the inefficiencies associated with traditional GPCR and ion channel-targeted drug discovery. By integrating computer-based, or in silico, technology with in-house medicinal chemistry, the Company believes that it can rapidly identify and optimize highly selective drug candidates. The Company’s focus on GPCR and ion channel drug targets whose role in disease has already been demonstrated in clinical trials or in preclinical studies. In each of the Company’s four clinical-stage therapeutic programs, the Company used its drug discovery technology and approach to optimize a lead compound into a clinical drug candidate in less than ten months, synthesizing fewer than 80 compounds per program. The Company moved each of these drug candidates into clinical trials in less than 18 months from lead identification. The Company believes its drug discovery technology and approach enables it to efficiently and cost-effectively discover and develop GPCR and ion channel-targeted drugs

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and those of its wholly owned subsidiary. All material intercompany balances and transactions have been eliminated.

Translation of Foreign Currencies

The functional currency of the Company’s foreign subsidiary is the U.S. dollar. The subsidiary financial statements are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets.

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

Fair Value of Financial Instruments

At December 31, 2006 and 2005, the Company’s financial instruments consisted of cash and cash equivalents, available-for-sale marketable securities, debt and a derivative resulting from the merger consideration due to the former Predix shareholders. The carrying value of cash equivalents approximates fair value due to their short-term nature. The carrying value of the available-for-sale marketable securities, merger consideration payable and convertible debt is further discussed in Notes 4, 5 and 9, respectively. The fair value of the 3.0% convertible senior notes, which is based on quoted market prices, was $80.0 million at December 31, 2006.

As further discussed in Note 5, the Company has an embedded derivative resulting from the terms of the $15.0 million milestone payment due to the former Predix shareholders on October 29, 2007. Under the terms of the merger agreement, approximately $2.0 million of the milestone must be paid in cash and approximately $13.0 million of the milestone must be paid in shares to the extent allowable under the agreement. The number of shares to be issued will be determined based on 75% of the 30-day average closing price of the Company’s common stock on the NASDAQ Global Market ending on the trading day that is ten days prior to the payment date. The value of this embedded derivative is $3.4 million as of December 31, 2006 and is recorded as part of the merger consideration payable on the accompanying balance sheet. If the milestone was payable as of December 31, 2006, the Company would be limited under the terms of the merger agreement to issuing 3,008,726 shares of its common stock, which would satisfy $11,704,000 of the milestone liability. The

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remainder of the milestone liability would be paid in cash with interest accrued at a rate of 10%. If the Company issues new shares prior to the milestone payment date of October 29, 2007, the maximum number of shares issuable as payment of the milestone would increase by a similar amount.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash equivalents and available-for-sale marketable securities. In accordance with the Company’s investment policy, marketable securities are principally restricted to U.S. government securities, high-grade bank obligations, high-grade corporate bonds, commercial paper and certain money market funds. Although the vast majority of the Company’s $109.5 million of cash, cash equivalents and available-for-sale marketable securities were invested through one investment advisor as of December 31, 2006, the credit risk exposure of its investments was limited because of a diversified portfolio that included debt of various government-sponsored enterprises, such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank; high-grade corporate bonds and commercial paper and money market funds.

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

Other Assets

Included in other assets at December 31, 2006 is restricted cash in the amount of $1.2 million. Restricted cash consists of amounts held in deposit with certain banks to collateralize standby letters of credit in the name of the Company’s landlords in accordance with certain facility lease agreements.

Goodwill

Goodwill is reviewed for impairment and the Company will perform its annual test on July 1 of each year. As of December 31, 2006, there were no indicators of impairment to the recorded goodwill.

Income Taxes

The Company provides for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are based on when and how they are expected to affect the tax return. A valuation allowance is provided to the extent that there is uncertainty as to the Company’s ability to generate sufficient taxable income in the future to realize the benefit from its net deferred tax asset.

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Information

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes standards for reporting information regarding operating segments and for related disclosures about products and services and geographical areas. The Company operates in one business segment, which is the development pharmaceutical products.

Revenue

For the years ended December 31, 2006, 2005 and 2004, Bayer Schering Pharma AG, Germany represented 38%, 63% and 64%, respectively, of total revenues and Bracco represented 28%, 36% and 33%, respectively, of total revenues.

The Company recognizes revenue relating to collaborations in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements,” (“SAB 104”). Revenue under collaborations may include the receipt of non-refundable license fees, milestone payments, research and development payments and royalties.

The Company recognizes nonrefundable upfront license fees and guaranteed, time-based payments that require continuing involvement in the form of research and development as revenue:

•	ratably over the development period; or

•	based upon the level of research services performed during the period of the research contract.

When the period of deferral cannot be specifically identified from the contract, the Company estimates the period based upon other critical factors contained within the contract. EPIX continually reviews such estimates which could result in a change in the deferral period and might impact the timing and amount of revenue recognized.

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

Product development revenue

In June 2000, the Company entered into a strategic collaboration agreement with Bayer Schering Pharma AG, Germany, whereby each party to the agreement shares equally in Vasovist development costs and U.S. operating profits and the Company will receive royalties related to non-U.S. sales. The Company recognizes as revenue the cash consideration received from Bayer Schering Pharma AG, Germany for amounts expended by the Company in excess of the Company’s obligation under the agreement to expend 50% of the costs to develop Vasovist. This revenue is recognized in the same period in which the costs are incurred. With respect to payments due to Bayer Schering Pharma AG, Germany, if any, in connection with the Vasovist development program, the Company would recognize such amounts as a reduction in revenue at the time Bayer Schering Pharma AG, Germany performs the research and development activities for which the Company is obligated to pay Bayer Schering Pharma AG, Germany.

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On a monthly basis, the Company calculates the revenue or reduction in revenue, as the case may be, with respect to the collaboration with Bayer Schering Pharma AG, Germany for Vasovist as follows:

•	The Company calculates its development costs directly related to Vasovist.

•	The Company obtains cost reports, or an estimate of costs, from Bayer Schering Pharma AG, Germany for costs incurred by Bayer Schering Pharma AG, Germany related to the development of Vasovist during the same period. Where estimates are used, the Company reviews the estimates and records, as necessary, adjustments in the subsequent quarter when the Company receives actual results from Bayer Schering Pharma AG, Germany. To date, there have been no material adjustments.

•	The Company multiplies its and Bayer Schering Pharma AG, Germany’s development costs by approximately 50% based on the contractual allocation of work contemplated under the agreement.

•	The Company then records the net difference as development revenue if the balance results in a payment to the Company and negative revenue if the balance results in a payment to Bayer Schering Pharma AG, Germany.

The result of this calculation is that the Company records revenue only for amounts it is owed by Bayer Schering Pharma AG, Germany in excess of 50% of development expenses of the project in the particular period. The Company would record a reduction in revenue for any amounts owed to Bayer Schering Pharma AG, Germany in the particular period. To date, the Company has not been required to make any payments to Bayer Schering Pharma AG, Germany.

The additional payments made by Bayer Schering Pharma AG, Germany to the Company represent revenue to the Company because the Company is providing additional services to Bayer Schering Pharma AG, Germany which Bayer Schering Pharma AG, Germany was contractually obligated to perform itself. For example, the Company performed substantial amounts of the work on behalf of Bayer Schering Pharma AG, Germany required to prepare the regulatory submission to the European regulatory authorities for Vasovist which would otherwise have been Bayer Schering Pharma AG, Germany’s responsibility under the agreement. Had the Company not performed these and other additional services, Bayer Schering Pharma AG, Germany would have had to contract with a third party to perform the work or Bayer Schering Pharma AG, Germany would have had to perform the work itself.

In May 2003, the Company entered into a development agreement with Bayer Schering Pharma AG, Germany for EP-2104R and a collaboration agreement with Bayer Schering Pharma AG, Germany for MRI research. Under the EP-2104R development agreement, Bayer Schering Pharma AG, Germany agreed to make fixed payments totaling approximately $9.0 million to the Company over a two year period, which began in the second quarter of 2003 and ended in the fourth quarter of 2004, to cover a portion of the Company’s expenditures for the EP-2104R feasibility program. The Company recognized revenue from Bayer Schering Pharma AG, Germany for the feasibility program in proportion to actual cost incurred relative to the estimated total program costs. During the third quarter of 2006, the Company completed its work on the feasibility program. On July 13, 2006, Bayer Schering Pharma AG, Germany determined not to exercise its option for the development of EP-2104R. Under the terms of the agreement, EPIX will retain full rights to the EP-2104R program. Revenue under the MRI research collaboration was recognized at the time services were provided. The MRI research program was completed in the second quarter of 2006.

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

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Royalty revenue

The Company earns royalty revenue pursuant to its sub-license on certain of its patents to Bracco Imaging S.p.A. (“Bracco”). Royalty revenue is recognized based on actual revenues as reported by Bracco to the Company in the period in which royalty reports are received. With the expiration in 2006 of certain patents related to the sublicense with Bracco, the Company expects royalty payments from Bracco to end in the first quarter of 2007.

Massachusetts General Hospital (“MGH”) owns the patents that are subject to the Company’s agreement with Bracco and has exclusively licensed those patents to the Company, which has in turn sub-licensed the patents to Bracco. The Company owes MGH a percentage of all royalties received from its sub-licenses.

The Company is also entitled to receive a royalty on sales of Vasovist outside of the United States by Bayer Schering Pharma AG, Germany. Commercial launch of Vasovist in the European Union began on a country-by-country basis in the second quarter of 2006. Vasovist has also received regulatory approval in Canada, Iceland, Norway, Switzerland and Australia. The Company recognizes royalty revenue from sales of Vasovist outside the United States in the quarter when Schering AG reports those sales to the Company.

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

In December 2006, the Company established a worldwide multi-target strategic collaboration with GlaxoSmithKline to discover, develop and market novel medicines targeting four G-protein coupled receptors (GPCRs) for the treatment of a variety of diseases, including EPIX’s novel 5-HT4 partial agonist program, PRX-03140, in early-stage clinical development for the treatment of Alzheimer’s disease. EPIX received $17.5 million of up front payments which is included in deferred revenue and will be recorded as revenue ratably from the time of payment until the expiration of the contract in December 2020.

In connection with the acquisition of Predix, the Company is recognizing license fee revenue for arrangements that Predix had with both Amgen and CFFT. The Company ascribed $3.4 million and $0.2 million of value to these arrangements, respectively, on the date of acquisition based upon the fair value of the remaining services to be provided by EPIX. The deferred revenue is being recognized ratably over the period in which the Company is required to provide services.

In September 2001, the Company sub-licensed certain patents to Bracco and received a $2.0 million license fee from Bracco. This license fee was included in deferred revenue and was recorded as revenue ratably from the time of the payment until the expiration of MGH’s patents, which occurred in the European Union in May 2006 and in the United States in November 2006.

As part of the Company’s strategic collaboration agreement with Bayer Schering Pharma AG, Germany for Vasovist entered into in 2000, the Company granted Bayer Schering Pharma AG, Germany an exclusive

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

license to co-develop and market Vasovist worldwide, exclusive of Japan. Later in 2000, the Company amended this strategic collaboration agreement to grant Bayer Schering Pharma AG, Germany exclusive rights to develop and market Vasovist in Japan. The Company received a $3.0 million license fee from Bayer Schering Pharma AG, Germany in connection with that amendment. This license fee is included in deferred revenue and is being recorded as revenue ratably from the time of the payment until anticipated approval in Japan. The Company will continue to review this estimate and make appropriate adjustments as information becomes available. The Company suspended recognition of this license fee in October 2006 due to the uncertainty of the timing of approval in Japan.

Pursuant to an earlier collaboration agreement with Tyco International, Ltd., the Company recorded $4.4 million of deferred revenue that is being recognized as revenue ratably from the time of payment until anticipated approval of Vasovist in the United States. The Company suspended recognition of this license fee in September 2006 due to the uncertainty of the timing of approval in United States based upon recent communications with the FDA. The Company will continue to review this estimate and make appropriate adjustments as information becomes available.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development Expenses

Research and development costs, including those associated with technology, licenses and patents, are expensed as incurred. Research and development costs primarily include employee salaries and related costs, third party service costs, the cost of preclinical and clinical trials, supplies, consulting expenses, facility costs and certain overhead costs.

In order to conduct research and development activities and compile regulatory submissions, we enter into contracts with vendors who render services over extended periods of time. Typically, we enter into three types of vendor contracts: time-based, patient-based or a combination thereof. Under a time-based contract, using critical factors contained within the contract, usually the stated duration of the contract and the timing of services provided, we record the contractual expense for each service provided under the contract ratably over the period during which we estimate the service will be performed. Under a patient-based contract, we first determine an appropriate per patient cost using critical factors contained within the contract, which include the estimated number of patients and the total dollar value of the contract. We then record expense based upon the total number of patients enrolled during the period. On a quarterly basis, we review the assumptions for each contract in order to reflect our most current estimate of the costs incurred under each contract. Adjustments are recorded in the period in which the revisions are estimable. These adjustments could have a material effect on our results of operations.

Loss Per Share

The Company computes loss per share in accordance with the provisions of SFAS No. 128, “Earnings per Share.” Basic net loss per share is based upon the weighted-average number of common shares outstanding and excludes the effect of dilutive common stock issuable upon exercise of stock options, convertible debt and merger consideration. In computing diluted loss per share, only potential common shares that are dilutive, or those that reduce earnings per share, are included. The issuance of common stock from the exercise of options, convertible debt and merger consideration is not assumed if the result is anti-dilutive, such as when a loss is reported.

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2004, the Company completed a sale, pursuant to Rule 144A under the Securities Act of 1933, of $100.0 million of 3% convertible senior notes due 2024 for net proceeds of approximately $96.4 million. Each $1,000 of senior notes is convertible into 22.39 shares of the Company’s common stock representing a conversion price of approximately $44.66 per share if (1) the price of the Company’s common stock trades above 120% of the conversion price for a specified time period, (2) the trading price of the senior notes is below a certain threshold, (3) the senior notes have been called for redemption, or (4) specified corporate transactions have occurred. None of these conversion triggers has occurred as of December 31, 2006.

In connection with the acquisition of Predix, most of the remaining merger consideration is payable in EPIX common stock to the extent that such payment in shares would not cause the former Predix shareholders, warrant holders’ and option holders’ interest to exceed 49.99%.

Common stock potentially issuable but excluded from the calculation of dilutive net loss per share for the years ended December 31, 2006, 2005 and 2004 because their inclusion would have been antidilutive consisted of the following:

	2006	2005	2004

Stock options and awards	3,427,107	2,181,184	2,373,592
Shares issuable on conversion of 3% Convertible Senior Notes	2,239,393	2,239,393	2,239,393
Shares issuable in satisfaction of merger consideration payable (1)	3,008,726	—	—

Total	8,675,226	4,420,577	4,612,985

(1)	Share amount calculated as if the merger consideration was payable as of December 31, 2006. Actual settlement date for the merger consideration is October 29, 2007.

Comprehensive Income (Loss)

In accordance with SFAS No. 130, “Reporting Comprehensive Income” components of comprehensive income (loss) include net loss and certain transactions that have generally been reported in the statements of stockholders’ equity (deficit). Other comprehensive income (loss) is comprised of unrealized gains or losses on available-for-sale marketable securities.

Employee Stock Compensation

The Company adopted the provisions of SFAS No. 123(R), Share-Based Payment — An Amendment of FASB Statements No. 123 and 95 (“SFAS 123(R)”), beginning January 1, 2006, using the modified prospective transition method. Under the modified prospective transition method, financial statements for periods prior to the adoption date are not adjusted for the change in accounting. Compensation expense is now recognized, based on the requirements of SFAS 123(R), for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date.

Prior to adopting SFAS 123(R), the Company used the intrinsic value method to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). As a result of the adoption of SFAS 123(R), the Company is amortizing the unamortized stock-based compensation expense related to unvested option grants issued prior to the adoption of SFAS 123(R). The Company has elected to continue to use the Black-Scholes option pricing model to determine the fair value of options. SFAS 123(R) also requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under disclosure requirements of SFAS 123. As a result, the Company has applied an estimated forfeiture rate to remaining unvested awards

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on historical experience in determining the expense recorded in the Company’s consolidated statements of operations. This estimate will be evaluated quarterly and the forfeiture rate will be adjusted as necessary. The actual expense recognized over the vesting period will only be for those shares that vest during that period. The Company has also elected to recognize compensation cost for awards with pro-rata vesting using the straight-line method.

Reclassifications

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation of the financial statements. Specifically, the Company has reclassified certain legal patent costs from research and development to general and administrative expense. In addition royalty expense has been reclassified from general and administrative to a separate line on the statement of operations.

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have a material impact on its overall financial position or results of operations.

On September 15, 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expand disclosures about fair value measurements. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the potential impact of adopting SFAS 157.

3.	Restatement of Consolidated Financial Statements

On December 8, 2006 the Company’s board of directors created a special board committee of independent directors to conduct a review of its historical stock option practices. The review was initiated in response to a media inquiry the Company received on December 8, 2006 concerning the exercise of stock options during and prior to 2002 by a former Chief Executive Officer of the Company, who left the Company in 2005. Although the media inquiry only related to this former executive’s exercise of stock options, the special committee chose to review the Company’s stock option granting practices as well as the circumstances relating to the exercise of stock options. The review was conducted with the assistance of outside legal counsel and outside forensic accounting consultants. All of the stock option grants requiring adjustment were granted during the years 1997 through 2005 which pre-dates the Company’s merger with Predix. The Company’s current Chief Executive Officer and Chief Financial Officer joined EPIX in connection with the merger with Predix. None of the members of the Company’s current senior management participated in the approval, modification, retrospective price selection or re-pricing of any stock option grants requiring adjustment.

The special committee has completed its investigation and has concluded that (1) there was not sufficient evidence to support the conclusion that one or more exercises of stock options by a former Chief Executive Officer had been backdated to a date prior to the actual date of exercise and (2) certain of the Company’s employees, including certain members of the Company’s former senior management, prior to the change in its senior management in connection with the merger with Predix on August 16, 2006, participated in retrospective date selection for the grant of certain stock options and re-priced, as defined by financial accounting standards, certain options during the period from 1997 through 2005. Accordingly, the Company’s audit committee has concluded that, pursuant to APB 25 and related interpretations, the accounting measurement date for the stock option grants for which those members of the Company’s former senior management had restrospectively selected grant dates for certain grants awarded between February 1997 and February 2004,

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

covering options to purchase approximately 1.4 million shares of the Company’s common stock, differed from the measurement dates previously used for such stock awards. In addition, the Company determined that, certain of the Company’s employees, including certain former senior management participated in the re-pricing, as defined by financial accounting standards, of approximately 0.9 million stock options awarded during the period between June 1999 and March 2005. In addition, during the course of the option review, the Company identified approximately 0.1 million options in which other dating errors resulted in stock options with grants dates that failed to meet the measurement date criteria of APB 25. As a result, revised measurement dates were applied to the option grants with other dating errors and option grants for which the certain of Company’s employees, including certain former senior management had retrospectively selected grant dates and for the options that were repriced, as defined by financial accounting standards, the Company revised its accounting for such awards from accounting for the grants as fixed awards to accounting for the grants as variable awards. Accounting for variable awards requires the Company to revalue the re-priced option to its intrinsic value at the end of each reporting period until such option has been exercised or canceled. In addition, the Company has recorded adjustments to its financial statements to record compensation expense for approximately 44,000 stock option awards granted to non-employees to recognize the fair value of such options. The Company also recorded compensation expense for approximately 70,000 stock options for which the original terms of the stock award had been modified. As a result of these adjustments, the Company has recorded $7.4 million in additional stock-based compensation expense for the years 1997 through 2005. The amount of compensation expense recorded for stock awards in which the Company revised measurement dates is net of forfeitures related to employee terminations. The additional stock-based compensation expense for options with revised measurement dates is being amortized over the service period relating to each option, typically five years. The Company has also accrued payroll tax expense of approximately $0.9 million relating to employer and employee payroll taxes, interest and penalties it estimates it will owe as a result of the modifications to exercised options previously considered incentive stock options that should have been taxed as non-qualified stock options.

As a result of these adjustments, the Company’s consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years ended December 31, 2005 and 2004 and the Company’s unaudited quarterly financial information for the interim periods of 2005 have been restated. The effect on 2006 annual and interim financial statements is not material. In addition, the Company has restated the stock-based compensation expense footnote information calculated under SFAS 123 and SFAS 148 under the disclosure only alternatives of those pronouncements for the years 2005 and 2004. The adjustments did not affect the Company’s previously reported revenue, cash, cash equivalents or marketable securities balances in any of the restated periods. The adjustments relate exclusively to stock option practices that predate the merger between the Company and Predix. The Company believes that its current procedures, controls and accounting practices are adequate to ensure that the granting and exercising of options are executed in accordance with its stock option plan requirements and accounted for in accordance with Generally Accepted Accounting Principles.

Adjustments to Measurement Dates Arising From Evidence of Retrospective Selection of Grant Dates

During the course of the special committee’s stock option review, the Company identified approximately 1.4 million stock options with grant dates that failed to meet the measurement date criteria of APB 25 due to the retrospective selection of grant dates. The measurement date for these twelve option grants covering approximately 1.4 million shares was adjusted in compliance with APB 25 as a result of evidence indicating that the grant date had been selected retrospectively, after the date reflected in the documents approving these grants. Of these grants, options to purchase approximately 0.5 million shares were granted to former executive officers and options to purchase approximately 0.9 million shares were granted to other employees. Adjustments to the APB 25 measurement dates for these grants resulted in the recording of additional stock-based compensation of $3.7 million. None of the approximately 1.4 million stock options requiring

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurement date adjustments were made to any of the Company’s current executive officers. Each grant in question was evaluated individually based on its particular facts and circumstances in each case, in light of the electronic and hard copy documentation and other evidence (including information obtained from interviews of current and former employees, officers, directors, among others) available to the special committee. That documentation and information considered in connection with the measurement date adjustments that the Company has made included, but was not limited to:

•	Minutes of compensation committee meetings;

•	Unanimous written consents signed by compensation committee members, and evidence relating to the date such consents were circulated for signature and/or signed;

•	Information found in personnel files maintained for optionees;

•	Electronic mail messages and other electronic files maintained in our computer system and in backup media;

•	Documentation prepared in connection with our annual performance reviews of employees as part of the process of determining the allocation of stock option grants to individual employees;

•	Information as to the date of hire of the optionee, including (if the grant was a new hire grant) the date of any employment agreement or offer letter:

•	Correspondence and other documentation supporting the option grant (including, without limitation, memoranda, SEC Form 4 filings);

•	Information concerning the date or dates on which the stock option was entered into our stock option tracking system, Equity Edge; and

•	Information obtained during interviews conducted by the special committee of numerous individuals, including former officers, directors, employees, and outside professionals.

Based on the relevant facts and circumstances, electronic and other documentation, and other available information relevant to each grant, the Company applied the appropriate accounting standards to determine the proper measurement date for each grant at issue. If the measurement date was not the originally assigned grant date, accounting adjustments were made as required, resulting in stock-based compensation expense and related tax effects.

Re-priced Stock Options

Evidence collected by the special committee also indicated that during the period June 1999 through March 2005, certain employees, including certain former members of the Company’s senior management participated in the re-pricing, as defined by financial accounting standards, of certain stock option grants subsequent to their approval by the compensation committee. Approximately 0.9 million stock options were considered to be re-priced and resulted in the recording of compensation expense during the years 1999 through 2005 totaling approximately $2.5 million. These options were considered to be re-priced, as defined by financial accounting standards, as the prices at which these options were granted were selected by certain employees, including former members of the Company’s senior management after their approval by the compensation committee and at prices different than the original price on the date the option was approved. The accounting for stock awards that are considered to be re-priced requires the option to be accounted for as a variable award and requires revaluation of the option to its intrinsic value at the end of each reporting period. Of these approximately 0.9 million re-priced options, options to purchase approximately 0.8 million shares were granted to former executive officers, and options to purchase approximately 0.1 million shares were granted to other employees. Each grant in question was evaluated individually based on its particular facts and circumstances in each case, in light of the electronic and hard copy documentation and other

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evidence (including information obtained from interviews of current and former employees, officers, directors, among others) available to the special committee. For a description and discussion of the documentation and information considered by the committee and the Company, see the section above entitled Adjustments to Measurement Dates Arising From Evidence of Retrospective Selection of Grant Dates.

Based on the relevant facts and circumstances, electronic and other documentation, and other available information relevant to each grant, the Company applied the appropriate accounting standards to determine the proper accounting for the re-priced options. If the exercise price of the option granted was different than the fair value of our stock on the day the grant was approved and was selected after the approval, the option was considered to be re-priced and was accounted for as a variable option award.

Other Dating Errors

In addition, during the course of the stock option review, we identified certain instances in which other dating errors resulted in stock options with grant dates that failed to meet the measurement date criteria of APB 25. Of these, the measurement date for nine option grants covering approximately 0.1 million shares was adjusted in compliance with APB 25 as a result of evidence indicating that the grant date selected failed to meet the measurement date criteria for APB 25. The compensation expense resulting from the change in measurement dates for these 0.1 million stock options was approximately $0.1 million, which is net of forfeitures related to terminations. The additional stock-based compensation expense for the options with revised measurement dates resulting from other dating errors is being amortized over the service period relating to each option, typically five years.

Included in these nine stock option grants that the Company determined to require a measurement date adjustment as a result of other dating errors is one grant for approximately 16,000 stock options made to two members of the Company’s board of directors, one former and one current. In this instance, the grant date used was the day before the option grant was approved by the Company’s board of directors, and the difference in the Company’s stock price on the two dates differed only by $0.18 per share. This was determined by the Company to be an administrative error.

Other Adjustments

In addition, during the course of the stock option review, the Company identified certain instances in which adjustments to stock-based compensation expense were required that were not related to changes in measurement dates, as follows:

•	Grants made to consultants were erroneously accounted for under APB 25 as if they had been made to employees. To correctly account for these grants in accordance with EITF 96-18, the Company recorded $0.3 million in additional stock-based compensation during 1996 through 2001.

•	With respect to seven option grants totaling approximately 44,000 shares, modifications were made to previously granted employee and consultant stock options that were not accounted for in accordance with APB 25 and related interpretations, EITF 96-18 and FAS 123, as applicable. The modifications included the extension of the post-service exercise period for vested stock options of terminated employees and or consultants. The Company recorded $0.9 million in additional stock-based compensation expense during 2000 through 2004, to properly account for these modifications.

•	In 1999, the Company recorded approximately $0.1 million of stock-based compensation expense equal to the gain recognized by employees when those employees sold stock options that were deemed to be disqualifying dispositions. Disqualifying dispositions are potential tax deductions for companies and do not require recognition as expense in a company’s statement of operations. As this accounting is not in accordance with Generally Accepted Accounting Principles, the stock compensation expense was reversed.

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Impact of the Stock Option Review

	Number
	of Shares	Amount
Restrospective selection of grant date	1,387,982	$3,680,249
Re-priced options	867,893	2,518,291
Other dating errors	162,196	164,706

	2,418,071	6,363,246
Consultant grants	44,345	272,303
Stock option modifications	70,168	906,110
Correction of erroneous stock compensation charge	—	(96,828)

	2,532,584	7,444,831

Employee income and payroll taxes		886,037

		$8,330,868

The $7.4 million total in stock compensation expense shown above represents the aggregate stock-based compensation for the affected options as a result of our stock option review and is net of subsequent forfeitures related to employee terminations. As EPIX has and continues to recognize a net loss annually, there were no income tax adjustments necessary in connection with the restatement of any prior year financial statements, other than to record an increase in gross deferred tax assets and a corresponding increase in the valuation allowance. The Company has, however, in connection with this restatement, recorded $0.9 million of tax expense to accrue for payroll taxes for certain options that were exercised and previously accounted for as incentive stock options that became non-qualified stock options upon modification or re-pricing.

Restatement of Our Consolidated Financial Statements

As a result of the findings of the Company’s stock option review, the Company’s consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years ended December 31, 2005 and 2004 have been restated. The findings of the Company’s stock option review did not have a material effect on our 2006 interim and annual financial statements. The Company has also recorded additional stock-based compensation expense affecting its previously-reported financial statements for 1996 through 2003, the effects of which are summarized in a cumulative adjustment to its additional paid-in capital and accumulated deficit accounts as of December 31, 2003, in the amount of $8.5 million and $9.1 million, respectively. See the Consolidated Statements of Shareholders’ Equity (Deficit).

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The incremental impact on the consolidated statements of operations from recognizing stock-based compensation expense, including $0.9 million of related payroll tax withholding expense, through December 31, 2005 is as follows:

Fiscal Year	Expense (Credit)

Year ended December 31, 1996	$57,182
Year ended December 31, 1997	280,609
Year ended December 31, 1998	614,966
Year ended December 31, 1999	435,269
Year ended December 31, 2000	1,091,267
Year ended December 31, 2001	2,262,350
Year ended December 31, 2002	(534,245)
Year ended December 31, 2003	4,925,406

Sub-total	9,132,804
Year ended December 31, 2004	2,239,964
Year ended December 31, 2005	(3,041,900)

Total	$8,330,868

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the effects of the restatement adjustments upon the Company’s previously reported consolidated statements of operations for the years 2005 and 2004:

	Year ended December 31,
	2005			2004
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Revenues:
Product development revenue	$4,195,530	$—	$4,195,530	$7,594,280	$—	$7,594,280
Royalty revenue	2,333,384	—	2,333,384	626,685	—	626,685
License fee revenue	660,747	—	660,747	4,037,636	—	4,037,636

Total revenues	7,189,661	—	7,189,661	12,258,601	—	12,258,601
Operating expenses:
Royalty expense	98,089	—	98,089	31,000	—	31,000
Research and development	20,147,724	(1,853,803)	18,293,921	21,873,991	1,308,489	23,182,480
General and administrative	10,774,229	(1,188,097)	9,586,132	10,464,377	931,475	11,395,852
Restructuring costs	971,828	—	971,828	—	—	—

Total operating expenses	31,991,870	(3,041,900)	28,949,970	32,369,368	2,239,964	34,609,332

Operating loss	(24,802,209)	3,041,900	(21,760,309)	(20,110,767)	(2,239,964)	(22,350,731)
Interest income	4,146,532	—	4,146,532	1,958,152	—	1,958,152
Interest expense	(3,613,190)	—	(3,613,190)	(2,128,738)	—	(2,128,738)

Loss before provision for income taxes	(24,268,867)	3,041,900	(21,226,967)	(20,281,353)	(2,239,964)	(22,521,317)
Provision for income taxes	41,991	—	41,991	99,905	—	99,905

Net loss	$(24,310,858)	$3,041,900	$(21,268,958)	$(20,381,258)	$(2,239,964)	$(22,621,222)

Weighted average shares:
Basic and diluted	15,505,458	—	15,505,458	15,259,115	—	15,259,115

Net loss per share, basic and diluted	$(1.57)	$0.20	$(1.37)	$(1.34)	$(0.14)	$(1.48)

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the effects of the restatement adjustments upon the Company’s previously reported consolidated balance sheet as of December 31, 2005:

	December 31, 2005
	As Previously
	Reported	Adjustments	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$72,502,906	$—	$72,502,906
Available-for-sale marketable securities	52,225,590	—	52,225,590
Accounts receivable	149,287	—	149,287
Prepaid expenses and other assets	346,919	—	346,919

Total current assets	125,224,702	—	125,224,702
Property and equipment, net	2,517,859	—	2,517,859
Other assets	2,973,155	—	2,973,155

Total assets	$130,715,716	$—	$130,715,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,268,325	$—	$1,268,325
Accrued expenses	4,310,003	886,037	5,196,040
Contract advances	6,112,549	—	6,112,549
Deferred revenue	435,861	—	435,861

Total current liabilities	12,126,738	886,037	13,012,775
Deferred revenue	755,647	—	755,647
Convertible debt	100,000,000	—	100,000,000

Total liabilities	112,882,385	886,037	113,768,422
Stockholders’ equity:
Preferred Stock, $0.01 par value	—	—	—
Common Stock, $0.01 par value	155,232		155,232
Additional paid-in-capital	197,388,929	7,444,831	204,833,760
Accumulated deficit	(179,644,632)	(8,330,868)	(187,975,500)
Accumulated other comprehensive income (loss)	(66,198)	—	(66,198)

Total stockholders’ equity	17,833,331	(886,037)	16,947,294

Total liabilities and stockholders’ equity	$130,715,716	$—	$130,715,716

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the effects of the restatement adjustments on each component of stockholders equity (deficit) for the years 1996 through 2005:

			Net Impact to
	Additional Paid-In	Accumulated	Stockholders’
Fiscal Year	Capital	Deficit	Equity (Deficit)

1996	$57,182	$(57,182)	$—
1997	280,609	(280,609)	—
1998	613,848	(614,966)	(1,118)
1999	432,536	(435,269)	(2,733)
2000	1,029,007	(1,091,267)	(62,260)
2001	2,238,867	(2,262,350)	(23,483)
2002	(593,335)	534,245	(59,090)
2003	4,412,355	(4,925,406)	(513,051)

Sub-total	8,471,069	(9,132,804)	(661,735)
2004	1,995,577	(2,239,964)	(244,387)
2005	(3,021,815)	3,041,900	20,085

Total	$7,444,831	$(8,330,868)	$(886,037)

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the effects of the restatement adjustments upon the Company’s previously reported consolidated statements of cash flows for the years 2005 and 2004:

	Year Ended December 31, 2005			Year Ended December 31, 2004
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Operating activities:
Net loss	$(24,310,858)	$3,041,900	$(21,268,958)	$(20,381,258)	$(2,239,964)	$(22,621,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and asset write offs	1,188,610	—	1,188,610	1,000,101	—	1,000,101
Stock compensation expense (credit)	3,419	(3,021,815)	(3,018,396)	97,308	1,995,577	2,092,885
Amortization of deferred financing costs	475,115	—	475,115	260,188	—	260,188
Changes in operating assets and liabilities, exclusive of amounts acquired from the merger with Predix:
Accounts receivable	173,259	—	173,259	(276,474)	—	(276,474)
Prepaid expenses and other current assets	238,219	—	238,219	(191,459)	—	(191,459)
Other assets and liabilities	—	—	—	4,943	—	4,943
Accounts payable	329,827	—	329,827	(999,867)	—	(999,867)
Accrued expenses	91,169	(20,085)	71,084	(1,300,985)	244,387	(1,056,598)
Contract advances	(37,464)	—	(37,464)	2,977,306	—	2,977,306
Deferred revenue	(2,406,099)	—	(2,406,099)	(3,650,620)	—	(3,650,620)

Net cash used in operating activities	(24,254,803)	—	(24,254,803)	(22,460,817)	—	(22,460,817)
Investing activities:
Cash paid for merger with Predix, net of cash acquired	—	—	—	—	—	—
Purchases of marketable securities	(88,618,059)	—	(88,618,059)	(93,663,936)	—	(93,663,936)
Sales or redemptions of marketable securities	127,648,784	—	127,648,784	45,607,145	—	45,607,145
Purchases of fixed assets	(1,215,665)	—	(1,215,665)	(2,077,559)	—	(2,077,559)

Net cash provided by (used in) investing activities	37,815,060	—	37,815,060	(50,134,350)	—	(50,134,350)
Financing activities:
Net proceeds from issuance of convertible debt	—	—	—	96,350,000	—	96,350,000
Proceeds from loan payable from strategic partner	45,000,000	—	45,000,000	52,500,000	—	52,500,000
Repayment of loan payable to strategic partner	(60,000,000)	—	(60,000,000)	(45,000,000)	—	(45,000,000)
Proceeds from stock options	474,115	—	474,115	5,219,039	—	5,219,039
Proceeds from Employee Stock Purchase Plan	103,996	—	103,996	232,109	—	232,109

Net cash provided by (used in) financing activities	(14,421,889)	—	(14,421,889)	109,301,148	—	109,301,148

Net increase (decrease) in cash and cash equivalents	(861,632)	—	(861,632)	36,705,981	—	36,705,981
Cash and cash equivalents at beginning of year	73,364,538	—	73,364,538	36,658,557	—	36,658,557

Cash and cash equivalents at end of year	$72,502,906	$—	$72,502,906	$73,364,538	$—	$73,364,538

Supplemental cash flow information:
Cash paid for interest	$3,145,883	$—	$3,145,883	$1,747,236	$—	$1,747,236

Cash paid for taxes	$41,991	$—	$41,991	$107,889	$—	$107,889

Supplemental disclosure of noncash financing and investing activities:
Issuance of common stock in connection with Intellectual Property Agreement	$—	$—	$—	$2,339,040	$—	$2,339,040

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Marketable Securities

The estimated fair value of marketable securities is determined based on broker quotes or quoted market prices or rates for the same or similar instruments. The estimated fair value and cost of marketable securities are as follows at December 31:

	2006		2005
	Fair Value	Cost	Fair Value	Cost

Government-sponsored agency securities	$61,036,088	$61,002,190	$19,559,610	$19,584,572
Corporate bonds	16,348,698	16,342,795	25,112,035	25,153,272
Commercial paper	1,825,644	1,828,137	3,980,788	3,980,787
Certificates of deposit	—	—	3,573,157	3,573,157

	$79,210,430	$79,173,122	$52,225,590	$52,291,788

Maturities of marketable securities classified as available-for-sale by contractual maturity are shown below:

	December 31,
	2006	2005

Due within one year	$79,210,430	$48,447,012
Due after one year through two years	—	3,778,578

	$79,210,430	$52,225,590

Gross unrealized gains on marketable securities amounted to $41,980 and $2,678 in 2006 and 2005, respectively. Gross unrealized losses on marketable securities amounted to $4,672 and $68,876 in 2006 and 2005, respectively. The aggregate fair value of investments with unrealized losses was $15.0 million and $36.4 million at December 31, 2006 and 2005, respectively. All such investments have been in an unrealized loss position for less than one year, except for a small number of government-sponsored agency securities that had a cumulative unrealized loss of $0 and $14,132 at December 31, 2006 and 2005, respectively. The aggregate fair value of investments that have been in an unrealized loss position for a year or greater were $0 and $3.8 million at December 31, 2006 and 2005, respectively. The Company has reviewed those investments based on a number of factors, including the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment and the changes in value subsequent to year end, and has concluded that no other-than-temporary impairment existed as of December 31, 2006 and 2005.

There were no realized gains or losses on marketable securities in 2006, 2005 and 2004.

5.	Acquisition of Predix

On August 16, 2006, EPIX completed its acquisition of Predix pursuant to the terms of the merger agreement. Pursuant to the merger agreement, Predix merged with and into EPIX Delaware, Inc. and became a wholly-owned subsidiary of EPIX. The merger with Predix was primarily a stock transaction valued at approximately $125.0 million, including the assumption of net debt at closing. As part of the merger, the Company also assumed all outstanding options and warrants to purchase capital stock of Predix. The purchase price includes a milestone payment of $35.0 million in cash, stock or a combination of both based on Predix having achieved a strategic milestone under the merger agreement. Specifically, on July 31, 2006, Predix entered into an exclusive worldwide license agreement with Amgen Inc. (“Amgen”) to develop and commercialize products based on Predix’s compounds which modulate the GPCR known as sphingosine-1-phosphate receptor-1, or S1P1, and compounds and products that may be identified by or acquired by Amgen and that are active against the S1P1 receptor. Pursuant to the terms of the merger agreement, the Company paid

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$20.0 million of the milestone payment in cash on October 29, 2006. The remaining $15.0 million of the milestone payment will be paid primarily in shares of EPIX common stock on October 29, 2007, except to the extent that such shares would cause the former Predix shareholders’, warrant and option holders’ ownership interest to exceed 49.99% of EPIX’s outstanding shares immediately after such milestone payment when combined with all shares of EPIX common stock issued in the merger and issuable upon exercise of all Predix options and warrants that the Company assumed in the merger. The number of shares to be issued as part of the $15.0 million final payment will be determined based on 75% of the 30-day average closing price of the Company’s common stock on The NASDAQ Global Market ending on the trading day that is ten days prior to the payment date. Included in the December 31, 2006 balance sheet is a liability for the $15.0 million milestone payment due in October 2007 as well as a related liability for the fair value of the embedded derivative in the merger consideration payable due to the potential stock settlement. The value of this embedded derivative of $2.1 million on the date of the acquisition was included in the purchase price of Predix. The fair value of this derivative increased by $1.3 million to $3.4 million at December 31, 2006. The increase in the value of the derivative from the date of the acquisition has been recorded as interest expense in the statement of operations for the year ended December 31, 2006. The portion of the $15.0 million milestone payment that can not be paid in EPIX common stock will be paid in cash with interest accrued at a rate of 10%. The results of Predix have been included in the statements of operations from August 16, 2006.

The following table summarizes the purchase price as follows:

Fair value of EPIX shares issued	$80,402,420
Fair value of vested Predix stock options exchanged for EPIX options	5,697,540
Milestone payment due to Predix stockholders	35,000,000
Fair value of milestone payment embedded derivative	2,090,000
Cash paid in lieu of fractional shares	1,389
Direct acquisition costs	3,580,643

Total purchase price	$126,771,992

The value of the 13,621,338 shares of EPIX common stock issued in the merger was $5.97 per share, which represents the five-day average closing price of EPIX common stock beginning two days immediately preceding the public announcement of the merger on April 3, 2006. The aggregate value of the common stock issued was reduced by approximately $917,000, representing the costs to register the EPIX shares, which is included in direct acquisition costs. The fair value of the stock options assumed in the merger was determined by using the Black-Scholes option pricing model with the following assumptions: stock price of $5.97, which is the value ascribed to the EPIX common stock in determining the purchase price; volatility of 70%; risk-free interest rate of 4.62%; and an expected life of 4.9 years.

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the allocation of purchase price to the estimated fair values of the assets acquired and liabilities assumed as of August 16, 2006, the date of the merger, in accordance with SFAS No. 141, “Business Combinations.” The amount allocated to goodwill is non-deductible for tax purposes.

In-process research and development	$123,500,000
Cash and cash equivalents	16,426,010
Other current assets	2,695,520
Property and equipment	1,308,759
Other assets	1,664,547
Goodwill	4,939,814

Total assets acquired	150,534,650

Current liabilities	12,241,986
Notes payable	9,516,380
Other liabilities	2,004,292

Total liabilities assumed	23,762,658

Net assets acquired	$126,771,992

The fair value attributed to in-process research and development represents the fair value of purchased in-process technology for research projects that, as of the closing date of the merger, have not reached technological feasibility and have no alternative future use. Only those research projects that had advanced to a stage of development where the Company believed reasonable net future cash flow forecasts could be prepared and a reasonable likelihood of technical success existed were included in the fair value. Accordingly, the in-process research and development primarily represents the fair value of the following drug candidates: PRX-00023 ($70.9 million), Predix’s drug candidate that, as of the date of the merger, was in Phase 3 clinical trials for the treatment of generalized anxiety disorder; PRX-03140 ($23.5 million), Predix’s drug candidate that had completed Phase 1 clinical trials for the treatment of Alzheimer’s disease as of the date of the merger; PRX-08066 ($20.2 million), Predix’s drug candidate that had entered Phase 2 clinical trials for the treatment of pulmonary hypertension in association with chronic obstructive pulmonary disease as of the date of the merger; and PRX-07034 ($8.9 million), Predix’s drug candidate that had entered Phase 1 clinical trials for the treatment of obesity at the time of the merger. The fair value of the in-process research and development was determined based on a discounted forecast of the estimated net future cash flows for each project, adjusted for the estimated probability (for these purposes) of technical success and U.S. Food and Drug Administration or European Agency for Evaluation of Medicinal Products approval for each research project. In-process research and development has been expensed as of the merger date.

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

•	Contract-based intangible assets (licensing arrangements): Predix’s contractual relationship with Amgen and CFFT. The terms of the agreements were considered to be ostensibly fair to both parties thus having no value separable from goodwill.

•	Technology-based intangible assets (technology platform, existing product candidates and patents, in-process research and development): Existing clinical compounds and related patents were determined to

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be separable from goodwill and were valued as in-process research and development. The technology platform’s value in the development of future yet to be identified compounds was not considered reliably quantifiable.

In identifying the acquired in-process research and development, the developmental projects were evaluated in the context of interpretation 4 and paragraph 11 of SFAS No. 2, “Accounting for Research and Development Costs”, along with reference to the American Institute of Certified Public Accountants Guide, Assets Acquired in a Business Combination to be Used in Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries.

The following unaudited pro forma financial information presents the results of operations as if the merger had occurred at the beginning of 2005 and 2006. All periods exclude the write-off of in-process research and development of $123,500,000 as it has no continuing impact after the merger. The pro forma information does not purport to indicate the results that would have actually been obtained had the merger been completed on the assumed dates or which may be realized in the future.

Unaudited Pro Forma Condensed Consolidated Statement of Operations
Year Ended December 31, 2005

	Historical		Pro Forma	Note		Consolidated
	EPIX	Predix	Adjustments	Ref		Pro Forma
	(Restated)
	(In thousands, except per share data)

Revenues:
Product development revenue	$4,196	$1,737	$—			$5,933
Royalty revenue	2,333	—	—			2,333
License fee revenue	661	563	—			1,224

Total revenues:	7,190	2,300	—			9,490
Operating expenses:
Royalty expense	98	—	—			98
Research and development	18,294	29,351	725	(A	)	48,370
General and administrative	9,586	7,031	1,616	(A	)	18,233
Restructuring costs	972	205	—			1,177

Total operating expenses	28,950	36,587	2,341			67,878

Operating loss	(21,760)	(34,287)	(2,341)			(58,388)
Other income (expense):
Interest income	4,146	614	—			4,760
Interest expense	(3,613)	(30)	—			(3,643)

Loss before provision for income taxes	(21,227)	(33,703)	(2,341)			(57,271)
Provision for income taxes	42	—	—			42

Net loss	$(21,269)	$(33,703)	$(2,341)			$(57,313)

Net loss per share, basic and diluted	$(1.37)					$(1.97)

Weighted average shares, basic and diluted	15,505		13,621	(D	)	29,126

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Pro Forma Condensed Consolidated Statement of Operations
Year Ended December 31, 2006

	Historical
		Predix (January 1,
		2006 through	Pro Forma	Note	Consolidated
	EPIX	August 15, 2006)	Adjustments	Ref	Pro Forma
	(In thousands, except per share data)

Revenues:
Product development revenue	$2,909	$3,692	$—		$6,601
Royalty revenue	1,603	—	—		1,603
License fee revenue	1,528	1,133	—		2,661

Total revenues:	6,040	4,825	—		10,865
Operating expenses:
Royalty expense	1,063	1,120	—		2,183
Research and development	26,255	18,204	577	A	45,036
Acquired in-process research and development	123,500	—	(123,500)	B	—
General and administrative	12,257	7,154	902	A	19,551
		—	(762)	C
Restructuring costs	633	60	—		693

Total operating expenses	163,708	26,538	(122,783)		67,463

Operating loss	(157,668)	(21,713)	122,783		(56,598)
Other income (expense):
Interest income	5,496	126	—		5,622
Interest expense	(5,076)	(1,395)	—		(6,471)

Loss before provision for income taxes	(157,248)	(22,982)	122,783		(57,447)
Provision for income taxes	145	—	—		145

Net loss	$(157,393)	$(22,982)	$122,783		$(57,592)

Net loss per share, basic and diluted	$(7.57)				$(1.79)

Weighted average shares, basic and diluted	20,789		11,376	D	32,165

(A)	To record compensation expense relating to the unvested Predix options exchanged for unvested EPIX options.

(B)	To eliminate the charge for the fair value of in-process research and development acquired in the merger, which was recorded as an expense immediately following the completion of the merger. Because this expense is directly attributable to the acquisition and will not have a continuing impact, it is not reflected in the pro forma condensed statement of operations.

(C)	To eliminate the merger-related costs incurred by Predix and recorded as general and administrative expense.

(D)	To record the weighted average issuance of EPIX shares to Predix shareholders to effect the merger.

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2006	2005

Leasehold improvements	$4,444,244	$3,880,443
Laboratory equipment	2,524,697	2,669,880
Furniture, fixtures and other equipment	2,164,636	1,052,703

	9,133,577	7,603,026
Less accumulated depreciation and amortization	(5,541,007)	(5,085,167)

	$3,592,570	$2,517,859

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2006	2005

Accrued contractual product development expenses	$2,021,998	$1,680,790
Accrued compensation	1,968,127	1,768,330
Other accrued expenses	3,705,423	1,746,920

	$7,695,548	$5,196,040

8.	Restructuring Charges

During the twelve months ended December 31, 2006, the Company incurred charges related to actions announced prior to the merger with Predix to control costs and improve the focus of the Company’s operations to reduce losses and conserve cash. In addition, during the third quarter of 2006 the Company incurred additional restructuring charges in conjunction with the merger for the consolidation of the Company’s former headquarters into the former Predix headquarters location in Lexington, Massachusetts. These charges were for vacated lease space and fixed asset write-offs. The Company is accounting for the restructuring costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Restructuring costs amounted to $0.6 million and $1.0 million for the years ended December 31, 2006 and 2005, respectively. The costs incurred in 2005 related to severance and related benefits for actions taken by management to control costs and improve the focus of operations in order to reduce losses and conserve cash. The Company reduced its workforce by 48 employees, or approximately 50%, in response to the FDA’s second approvable letter regarding Vasovist. The reductions, which were completed in January 2006, affected both the research and development and the general and administrative areas of the Company. The 2006 costs included approximately $0.4 million related to the 2005 restructuring plan for additional severance costs as well as costs related to vacating certain leased space and the write-off of leasehold improvements. In addition, in the third quarter of 2006, the Company recorded additional restructuring charges of $0.2 million for facility exit costs related to the consolidation of the Company’s Cambridge, MA headquarters into the former Predix headquarters in Lexington, MA. These costs primarily consist of future lease payments through the end of 2007 and the write off of leasehold improvements. Additional restructuring costs are expected to be incurred in 2007 for the consolidation of the Company’s leased laboratory facility in Cambridge to our Lexington location. The timing and amount of the additional restructuring costs will depend upon the completion of laboratory construction at the Company’s Lexington facility, which is currently anticipated to be in mid-2007.

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table displays the restructuring activity and liability balances:

		Asset	Lease
	Severance	Write Off	Obligation	Total

Restructuring charges in fourth quarter of 2005	$971,828	$—	$—	$971,828

Balance at December 31, 2005	971,828	—	—	971,828
Restructuring charge	134,642	177,906	320,690	633,238
Cash payments	(1,106,470)	—	(90,714)	(1,197,184)
Non-cash items	—	(177,906)	—	(177,906)

Balance at December 31, 2006	$—	$—	$229,976	$229,976

9.	Financing Arrangements

Convertible Debt

In June 2004, the Company completed a sale, pursuant to Rule 144A under the Securities Act of 1933, of $100.0 million of 3% convertible senior notes due 2024 for net proceeds of approximately $96.4 million. Each $1,000 of senior notes is convertible into 22.39 shares of the Company’s common stock representing a conversion price of approximately $44.66 per share if (1) the price of the Company’s common stock trades above 120% of the conversion price for a specified time period, (2) the trading price of the senior notes is below a certain threshold, (3) the senior notes have been called for redemption, or (4) specified corporate transactions have occurred. None of these conversion triggers has occurred as of December 31, 2006. Each of the senior notes is also convertible into the Company’s common stock in certain other circumstances. The senior notes bear an interest rate of 3%, payable semiannually on June 15 and December 15. Interest payments of $3.0 million, $3.0 million and $1.6 million were made during the years ended December 31, 2006, 2005 and 2004, respectively. The senior notes are unsecured.

The Company has the right to redeem the notes on or after June 15, 2009 at an initial redemption price of 100.85%, plus accrued and unpaid interest. Noteholders may require the Company to repurchase the notes at par, plus accrued and unpaid interest, on June 15, 2011, 2014 and 2019 and upon certain other events, including a change of control and termination of trading of the Company’s common stock on the NASDAQ Global Market.

In connection with the issuance of the senior notes, the Company incurred $3.65 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. The costs are being amortized as interest expense using the effective interest method over the term from issuance through the first date that the holders are entitled to require repurchase of the senior notes (June 2011). For the years ended December 31, 2006, 2005 and 2004, amortization of the issuance costs was $492,337, $475,115 and $260,188, respectively.

Loan Agreement to Strategic Partner

In May 2003, the Company entered into a Non-Negotiable Note and Security Agreement (the “Loan Agreement”) with Bayer Schering Pharma AG, Germany under which the Company was eligible to borrow up to a total of $15.0 million. The Loan Agreement carried a variable, market-based interest rate. In January 2006, the Company and Bayer Schering Pharma AG, Germany agreed to terminate the Loan Agreement.

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments

Leases

The Company leases its facilities in Lexington, MA, Cambridge, MA and Princeton, NJ and facilities and vehicles in Ramat Gan, Israel under agreements that are accounted for as operating leases. On August 31, 2006, the Company entered into an amended lease agreement for its Lexington facility, which expanded the space under lease from approximately 29,000 square feet to approximately 57,000 square feet. The Company’s facility leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. Certain of the Company’s leases contain renewal options, escalating payments over the life of the lease and landlord allowances. Scheduled rent increases and landlord allowances are being amortized over the terms of the agreements using the straight-line method, and are included in other liabilities in the accompanying consolidated balance sheet. The Company has vacated its Princeton, NJ facility and one of its locations in Cambridge, MA. The Company leases certain equipment under capital lease agreements. The Company has assets under capital lease obligations amounting to $191,960 as of December 31, 2006. Amortization of such equipment is included in depreciation expense.

At December 31, 2006, future minimum commitments under all noncancellable capital and operating leases with initial or remaining terms of more than one year are as follows:

	Capital Leases	Operating Leases

2007	$102,008	$3,600,142
2008	72,794	2,687,279
2009	32,115	2,499,312
2010	6,628	2,466,642
2011	—	2,126,775
Thereafter	—	5,541,768

Total minimum lease payments	213,545	18,921,918
Less aggregate future sublease income	—	(2,595,375)

	213,545	$16,326,543

Less amount representing interest	(26,835)

Present value of minimum lease payment	186,710
Less current portion of capital lease obligation	(84,633)

Capital lease obligations, net of current portion	$102,077

The Company executed an agreement in February 2006 to sublease a portion of its office space in Cambridge and expects to offset approximately $140,000 of its lease commitments over the two-year period ending in December 2007. Total rental expense amounted to $1.5 million, $1.3 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Late SEC Filings and NASDAQ Delisting Proceedings

Due to the special committee investigation and the resulting restatement, the Company did not file on time this Annual Report on Form 10-K. As a result, the Company received a NASDAQ Staff Determination letter, dated April 3, 2007, stating that it was not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that the Company’s stock was subject to delisting from the NASDAQ Global Market. The Company expects to appeal this determination and request a hearing within the prescribed time period before a NASDAQ Listing Qualifications Panel.

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Commitments

In November 2003, the Company entered into an intellectual property agreement with Dr. Martin R. Prince (the “Prince Agreement”). Under the terms of the Prince Agreement, Dr. Prince granted the Company certain discharges, licenses and releases in connection with the historic and future use of Vasovist by the Company and agreed not to sue the Company for intellectual property infringement related to the use of Vasovist. In consideration for Dr. Prince entering into this agreement, the Company paid him an upfront fee of $850,000, issued him 88,000 shares of common stock valued at $2.3 million (at the date of the agreement), agreed to pay him future royalties on sales of Vasovist and agreed to provide him with $140,000 worth of Vasovist annually for the life of the agreement. The Company recorded a $3.2 million charge to research and development expense in the fourth quarter of 2003 for the value of the cash and common stock consideration paid to Dr. Prince. During the third quarter of 2006, the obligation to provide Dr. Prince with $140,000 of Vasovist annually was triggered and the Company recorded a $0.9 million charge to research and development expense representing the present value of this obligation. Under the terms of the Prince Agreement, Dr. Prince may decide to defer delivery of all or a portion of the amount of Vasovist due to him in any given year to future years. The Prince Agreement expires based upon the last to expire patent or patent application as listed in the agreement, which is currently estimated to be in 2026. As of December 31, 2006 no Vasovist product had been requested by or provided to Dr. Prince.

11.	Stockholders’ Equity

Common Stock

In December 2006, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to allow the Company to issue, in one or more offerings, up to $75 million in common stock, preferred stock or warrants. Due to the special committee investigation and the resulting restatement, the Company did not file on time this Annual Report on Form 10-K. Accordingly, any take downs on this shelf registration statement are prohibited until such time that the Company has timely filed its quarterly and annual reports for a consecutive 12-month period and the Company has met the other requirements of Form S-3 at the time it files its annual report on Form 10-K for fiscal 2007.

In conjunction with the Company entering into a collaboration agreement with GlaxoSmithKline on December 11, 2006, the Company entered into a stock purchase agreement with GlaxoSmithKline for the sale of 3,009,027 shares of common stock for $17,500,000.

In connection with the merger with Predix on August 16, 2006, the EPIX stockholders approved a 1-for-1.5 reverse split of its common stock. The reverse split occurred immediately prior to the completion of the merger. All references in the financial statements and notes to the number of shares outstanding, per share amounts, and stock options have been restated to reflect the effect of the reverse stock split for all periods presented. Stockholders’ equity (deficit) as of December 31, 2006 and December 31, 2005 reflects the stock split by reclassifying from “Common Stock” to “Additional paid-in capital” an amount equal to the change in par value resulting from the stock split.

Equity Plans

The Company has in place an Amended and Restated 1992 Equity Incentive Plan (the “Equity Plan”), which provides stock awards to purchase shares of common stock to be granted to employees and consultants. In June 2005, the Company amended the Equity Plan to increase the number of shares reserved for issuance pursuant to future grants by 333,333. The Equity Plan provides for the grant of stock options (incentive and non-statutory), stock appreciation rights, performance shares, restricted stock or stock units, for the purchase of an aggregate of 4,733,266 shares of common stock since the Equity Plan inception, subject to adjustment for stock-splits and similar capital changes. Awards under the Equity Plan may be granted to officers, employees

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and other individuals as determined by the compensation committee. The compensation committee also selects the participants and establishes the terms and conditions of each option or other equity right granted under the Equity Plan, including the exercise price, the number of shares subject to options or other equity rights and the time at which such options become exercisable. The stock options have a contractual term of ten years and generally vest over a period of four or five years. As of December 31, 2006, 1,201,507 shares of common stock are available for grant under the Equity Plan.

The Company has in place an Amended and Restated 1996 Director Stock Option Plan (the “Director Plan”). All of the directors who are not employees of the Company are currently eligible to participate in the Director Plan. In June 2005, the Company amended the Director Plan to increase the number of shares reserved for issuance pursuant to future grants by 66,666. The number of shares underlying the option granted to each eligible director upon election or re-election is 16,666 shares. Each option becomes exercisable with respect to 5,555 shares on each anniversary date of grant for a period of three years, provided that the option holder is still a director of the Company at the opening of business on such date. In addition, each eligible director is automatically granted an option to purchase 3,333 shares annually during the years in which such director is not up for reelection. Such options become exercisable in full on the first anniversary date of the grant, provided the option holder is still a director of the Company at the opening of business on such date. The term of each option granted under the Director Plan is ten years from the date of grant. The exercise price for the options is equal to the fair value of the underlying shares at the date of grant. As of December 31, 2006, 49,788 shares of common stock are available for grant under the Director Plan.

In conjunction with the merger with Predix, the Company assumed the Predix Pharmaceuticals Holdings, Inc. Amended and Restated 2003 Stock Incentive Plan (the “2003 Plan”). The 2003 Plan provides for the grant of stock options (incentive and non-statutory), restricted stock and other stock awards having such terms and conditions as the board may determine. Under the 2003 Plan, stock awards may be granted to employees and to consultants of the Company. The options may be granted at a price not less than fair value of the common stock on the date of grant. At December 31, 2006, 1,120,864 shares of common stock were available for grant under the 2003 Plan. The Company assumed options to purchase 1,891,721 shares of Predix common stock as part of the merger. The value of the unvested portion of the options assumed amounted to $5.4 million and is being recognized as compensation expense over the remaining vesting term of the options.

The Company has recorded $4.2 million of stock-based compensation expense, which includes a charge for the shares issued under the Company’s Employee Stock Purchase Plan (the “ESPP”), for the year ended December 31, 2006. The stock-based compensation expense included $2.7 million in research and development and $1.5 million in general and administrative expense. The compensation expense increased both basic and diluted net loss per share for the year ended December 31, 2006 by $0.20. As of December 31, 2006, there was $12.5 million of unrecognized compensation expense related to non-vested awards that is expected to be recognized over a weighted average period of 1.5 years.

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net loss and net loss per share for the years ended December 31, 2005 and 2004 as if the Company had applied the fair value provisions of SFAS 123 to options granted under the Company’s stock option plans. In addition, the tables below present the impact of the additional stock-based compensation expense-related adjustments on the Company’s previously reported pro forma information for the stated periods:

	Year Ended December 31, 2005			Year Ended December 31, 2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Net loss — as reported	$(24,310,858)	$3,041,900	$(21,268,958)	$(20,381,258)	$(2,239,964)	$(22,621,222)
Add: employee stock-based compensation expense included in net loss	—	(3,021,815)	(3,021,815)	97,308	1,967,395	2,064,703
Less: pro forma adjustment for stock-based compensation	(4,141,790)	(370,192)	(4,511,982)	(6,047,438)	(707,543)	(6,754,981)

Net loss — pro forma	$(28,452,648)	$(350,107)	$(28,802,755)	$(26,331,388)	$(980,112)	$(27,311,500)

Net loss per share, basic and diluted
As reported	$(1.57)	$0.20	$(1.37)	$(1.34)	$(0.14)	$(1.48)

Pro forma	$(1.84)	$(0.02)	$(1.86)	$(1.73)	$(0.06)	$(1.79)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. Expected volatility is based on historical volatility data of the Company’s stock and comparable companies to the expected option term. The Company uses the “simplified” method, as prescribed by the SEC’s SAB No. 107, to calculate the expected term, or life, of these options.

	Options			ESPP
	Year Ended December 31,
	2006	2005	2004	2006	2005	2004

Expected life of options (in years)	6.3	6.9	7.3	0.5	0.5	0.5
Expected stock price volatility	70%	83%	85%	71%	82%	84%
Weighted average risk-free interest rate	4.69%	3.77%	3.25%	4.93%	3.51%	1.40%
Expected annual dividend per share	$—	$—	$—	$—	$—	$—

The weighted-average grant date fair value of stock options granted during 2006, 2005 and 2004 was $4.54, $8.34 and $23.49 per share, respectively. The total intrinsic value of options exercised during 2006, 2005 and 2004 was $1.8 million, $0.2 million and $9.0 million respectively.

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity as of December 31, 2006 and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (In Years)	Value

Outstanding at December 31, 2005	2,181,184	$17.09
Granted	1,226,553	6.75
Exchanged in Predix merger	1,891,721	1.46
Exercised	(360,018)	1.27
Cancelled	(1,512,333)	15.48

Outstanding at December 31, 2006	3,427,107	$7.14	8.07	$8,448,823

Exercisable at December 31, 2006	1,397,273	$7.56	6.89	$4,660,736

Vested and expected to vest at December 31, 2006	3,163,026	$7.14	7.98	$8,064,021

1996 Employee Stock Purchase Plan

The Company sponsors the Amended and Restated 1996 Employee Stock Purchase Plan (the “Purchase Plan”) under which employees may purchase shares of common stock at a discount from fair market value at specified dates. Employees purchased 11,165 shares in 2006 at an average price of $5.37 per share and 12,772 shares in 2005 at an average price of $8.15 per share. At December 31, 2006, no common shares remained available for issuance under the Purchase Plan. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). Rights to purchase common stock under the Purchase Plan are granted at the discretion of the compensation committee, which determines the frequency and duration of individual offerings under the Purchase Plan and the dates when stock may be purchased. Eligible employees participate voluntarily and may withdraw from any offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock in an offering is 85% of the lesser of its fair market value at the beginning of the offering period or on the applicable exercise date and is paid through payroll deductions.

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

The Company has reported losses since inception and, due to the degree of uncertainty related to the ultimate use of the net operating loss carryforwards, has fully reserved this tax benefit. The Company has the following deferred tax assets as of December 31, 2006 and 2005:

	December 31,
	2006	2005
		(Restated)

Deferred tax assets:
Net operating loss carry forwards	$122,730,000	$71,710,000
Research and development tax credits	12,160,000	8,381,000
Book over tax depreciation and amortization	4,090,000	2,582,000
Deferred revenue	7,323,000	451,000
Other	1,487,000	208,000

Total deferred tax assets	147,790,000	83,332,000
Valuation allowance	(147,790,000)	(83,332,000)

Deferred income taxes, net	$—	$—

As of December 31, 2006, the Company had approximately $456.3 million of domestic NOL carry forwards and $0.2 million of foreign NOL carryforwards, which either expire on various dates through 2026 or can be carried forward indefinitely. These loss carry forwards are available to reduce future federal and foreign taxable income, if any. The valuation allowance relates to U.S. NOLs and deferred tax assets and certain other foreign deferred tax assets and is recorded based upon the uncertainty surrounding their realizability, as these assets can only be realized via profitable operations in the respective tax jurisdictions.

As a result of ownership changes resulting from sales of equity securities, the Company’s ability to use the net operating loss carry forwards is subject to limitations as defined in section 382 and 383 of the Code. The Company currently estimates that the annual limitation on its use of net operating losses generated through May 31, 1996 will be approximately $900,000. Pursuant to Section 382 and 383 of the Code, the change in ownership resulting from public equity offerings in 1997, the issuance of shares in the merger with Predix in 2006, the sale of equity securities to GlaxoSmithKline in 2006, and other subsequent ownership changes may further limit utilization of losses and credits in any one year. The Company is also eligible for research and development tax credits, which can be carried forward to offset federal taxable income. The annual limitation and the timing of attaining profitability may result in the expiration of net operating loss and tax credit carry forwards before utilization.

In accordance with SFAS No. 109, the accounting for tax benefits of acquired deductible temporary differences and NOL carry forwards, which are not recognized at the acquisition date because a valuation allowance is established and which are recognized subsequent to acquisitions, will be applied first to reduce to zero any goodwill and other non-current intangible assets related to the acquisitions. Any remaining benefits would be recognized as a reduction of income tax expense. As of December 31, 2006, $44.2 million of the Company’s deferred tax asset pertains to acquired companies, the future benefits of which will be applied first to reduce to zero any goodwill and other non-current intangible assets related to the acquisitions, prior to reducing our income tax expense.

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

	Year Ended December 31,			Year Ended December 31,
	2006	2005	2004	2006	2005	2004
		(Restated)	(Restated)		(Restated)	(Restated)

Tax at U.S. statutory rate	$(53,464,281)	$(7,217,169)	$(7,657,248)	(34.00)%	(34.00)%	(34.00)%
Permanent differences, net of federal benefit	43,305,862	18,185	248,973	27.54%	0.09%	1.11%
Foreign taxes	145,313	41,991	99,905	0.09%	0.20%	0.44%
Operating losses not benefited	10,158,419	7,198,984	7,408,275	6.46%	33.91%	32.89%

Income tax expense	$145,313	$41,991	$99,905	0.09%	0.20%	0.44%

13.	Defined Contribution Plan

The Company offers a defined contribution 401(k) plan, which covers substantially all US employees. The plan permits participants to make contributions from 1% to 15% of their compensation. The Company matches up to 3% of employees’ contributions. During 2006, 2005 and 2004, the Company’s match amounted to $170,499, $243,486, and $227,994, respectively.

14.	Strategic Alliances and Collaborations

The Company’s business strategy includes entering into alliances with companies primarily in the pharmaceutical industry to facilitate the development, manufacture, marketing, sale and distribution of EPIX products.

GlaxoSmithKline

On December 11, 2006, the Company entered into a development and license agreement with SmithKline Beecham Corporation, doing business as GlaxoSmithKline, and Glaxo Group Limited to develop and commercialize medicines targeting four G-protein coupled receptors, or GPCRs, for the treatment of a variety of diseases, including an option to license the Company’s 5-HT4 partial agonist, PRX-03140, and other medicines arising from the four research programs. The other three GPCR targets are new discovery programs. GlaxoSmithKline does not have options to any of the Company’s other clinical programs besides PRX-03140. The collaboration with GlaxoSmithKline is being conducted through its Center of Excellence for External Drug Discovery.

Pursuant to the collaboration agreement, the Company granted GlaxoSmithKline an exclusive option to obtain exclusive, worldwide license rights to complete the development and to commercialize the products initially developed under each of the Company’s four research programs under the collaboration agreement. In return for those options and in consideration of the development work to be performed by the Company under the collaboration agreement, GlaxoSmithKline paid the Company an initial payment of $17.5 million. As part of the collaboration, on December 11, 2006 the Company entered into a stock purchase agreement with GlaxoSmithKline providing for the issuance and sale to GlaxoSmithKline of 3,009,027 shares of the Company’s common stock for an aggregate purchase price of $17.5 million. In addition, the Company may be eligible for up to an aggregate of $1.2 billion in additional nonrefundable option fees and milestone payments that relate to the achievement of certain development, regulatory and commercial milestones across the four research programs. The Company is also eligible to receive tiered, double-digit royalties based on net sales by GlaxoSmithKline of any products developed under the collaboration agreement. The specific royalty rates will vary depending upon a number of factors, including the total annual net sales of the product and whether it is covered by one of the Company’s patents. GlaxoSmithKline’s royalty obligation under the collaboration

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement generally terminates on a product-by-product and country-by-country basis upon the later of (i) the expiration of the Company’s last patent claiming the manufacture, use, sale or importation of the product in the relevant country and (ii) twelve years after the first commercial sale of the product in the relevant country.

If GlaxoSmithKline does not exercise any of the four options, the collaboration agreement will expire upon the expiration of the last such option. Otherwise, the collaboration agreement will expire on a product-by-product and country-by-country basis upon the expiration of the royalty payment obligations for each product in each country.

Under the collaboration agreement, the Company has agreed to design, discover and develop, at its own cost, small molecule drug candidates targeting one of the four GPCRs on which the research programs are focused. The design, discovery and development efforts will be guided by a joint steering committee formed pursuant to the collaboration agreement. The first program is focused on the 5-HT4 receptor and will include the Company’s 5-HT4 partial agonist drug candidate, PRX-03140, which is currently in early-stage clinical development for the treatment of Alzheimer’s disease. The Company has retained an option to co-promote products successfully developed from the 5-HT4 program in the United States. Under any such co-promotion arrangement, the collaboration agreement provides for GlaxoSmithKline to direct the promotional strategy and compensate the Company for its efforts in co-promoting the product.

The Company has responsibility and control for filing, prosecution or maintenance of any of its patents that are the subject of an option to GlaxoSmithKline under the collaboration agreement, provided that in the event an option is exercised, responsibility and control of the patents subject to such option transfers to GlaxoSmithKline.

The parties each have the right to terminate the collaboration agreement if the other party becomes insolvent or commits an uncured material breach of the collaboration agreement. In addition, GlaxoSmithKline has the right to terminate the collaboration agreement in its entirety, and to terminate its rights to any program developed under the collaboration agreement on a regional or worldwide basis, in each case without cause. Upon a termination of the collaboration agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the grant of continuing license rights, continued commercialization rights and continuing royalty obligations.

Amgen

As part of the Predix merger, the Company assumed an obligation for an exclusive license agreement with Amgen Inc., entered into on July 31, 2006, to develop and commercialize products based on its pre-clinical compounds that modulate the S1P1 receptor and compounds and products that may be identified by or acquired by Amgen and that modulate the S1P1 receptor. The S1P1 receptor is a cell surface GPCR found on white blood cells and in other tissues that is associated with certain autoimmune diseases, such as rheumatoid arthritis and multiple sclerosis.

Pursuant to the license agreement, the Company granted Amgen an exclusive worldwide license to its intellectual property and know-how related to the compounds in the Company’s S1P1 program that modulate the S1P1 receptor, for the development and commercialization of those compounds and other compounds and products that modulate the S1P1 receptor. Amgen has limited rights to sublicense its rights under the license. In return for the license, Amgen paid the Company a nonrefundable, up-front payment of $20 million and will pay royalties based on aggregate annual net sales of all S1P1-receptor-modulating products developed by Amgen under the license agreement. In addition, the Company may be eligible for up to an aggregate of $287.5 million of nonrefundable milestone payments that relate to milestones associated with the commencement of clinical trials, regulatory approvals and annual net sales thresholds of the products under the license

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement. These royalty rates and milestone amounts are subject to reduction in the event that, among other things:

•	Amgen is required to obtain third-party rights to develop and commercialize a product that incorporates an EPIX compound; and

•	Amgen develops and commercializes products that are not covered by the intellectual property rights the Company licensed to Amgen, such as for example, S1P1-modulating products that may be acquired by Amgen from a third party.

Generally, Amgen’s royalty obligation under the agreement terminates on a product-by-product and country-by-country basis upon the later of (a) the expiration or termination of the last claim within the patents (whether such patents are patents EPIX licensed to Amgen or are patents owned or in-licensed by Amgen) covering such product and (b) ten years following the first commercial sale of the product. The agreement expires when all of Amgen’s royalty obligations have terminated.

The Company has the option to co-promote one product from the collaboration in the United States for one indication to be jointly selected by EPIX and Amgen. During the first 15 months of the agreement, the Company will design, discover and develop, at its own cost, additional compounds that modulate the S1P1 receptor and that are within the same family of compounds as those identified in its patent applications licensed to Amgen under the agreement. The collaboration agreement provides Amgen with a license to these additional compounds to further its development efforts. The Company may undertake additional research under the agreement, at its own expense, as approved by a joint steering committee formed pursuant to the agreement. The Company has responsibility and control for filing, prosecution or maintenance for any of its patents licensed to Amgen for 24 months or until the start of Phase 1 clinical trials for the first product developed under the agreement, at which time, responsibility and control of such patents transfers to Amgen. Amgen has responsibility and control for filing, prosecution or maintenance for all other patents covered by the agreement, including patents jointly developed under the agreement. Amgen will have final decision making authority on all other research matters and will be responsible for non-clinical and clinical development, manufacturing, regulatory activities and commercialization of the compounds and products developed under the license agreement, at its own expense.

The parties each have the right to terminate the agreement (in whole or for specified products or countries, depending upon the circumstances) upon a material uncured breach by the other party and Amgen has the right to terminate the agreement for convenience upon varying periods of at least three months advance notice. Upon a termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the grant of continuing license rights, continued commercialization rights and continuing royalty obligations.

Cystic Fibrosis Foundation Therapeutics Incorporated

In March 2005, Predix entered into a research, development and commercialization agreement with Cystic Fibrosis Foundation Therapeutics Incorporated, or CFFT, the drug discovery and development affiliate of the Cystic Fibrosis Foundation. In August 2006, the Company expanded the research, development and commercialization agreement with CFFT. Under the terms of the amended agreement, the Company may be eligible for up to an additional $3.5 million in research funding and milestone payments, bringing the total value of the research collaboration with CFFT to $16 million.

Through December 31, the Company and/or Predix have received approximately $8.3 million from CFFT under this agreement, consisting of a $2.0 million upfront payment, approximately $4.1 million of reimbursed research and development costs and milestone payments totaling approximately $2.2 million. The milestone payments, which were earned in July and August 2006, relate to the first development program described below.

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The first program is focused on correcting a malfunction of the Cystic Fibrosis Transmembrane conductance Regulator, or CFTR, ion channel protein. The Company is using its proprietary structure-based technologies to model the structure of this ion channel protein target and identify binding sites in the channel for therapeutic intervention. Once these sites are identified, the Company aims to use its drug discovery capabilities to discover a drug that restores proper functionality to the channel in patients with cystic fibrosis. If the preliminary program is successful, the Company and CFFT have agreed to negotiate towards a follow-on agreement under which the Company will explore a structure-based approach for the discovery and commercialization of a drug that will target CFTR, with the financial support of CFFT and subject to a royalty payable to CFFT.

•	The second program is focused on the discovery of a small-molecule agonist to the G-Protein Coupled Receptor known as P2Y(2), which plays a role in cystic fibrosis, using the Company’s proprietary structure-based drug design system. The Company retains the right to develop and commercialize any drug candidates discovered through this second program, and is obligated to make aggregate royalty payments of up to $15 million to CFFT for the first drug candidate that reaches particular regulatory and sales milestones.

The agreement expires with respect to the first program on August 2, 2009 and with respect to the second program on March 7, 2007, unless extended by the parties or terminated by either party beforehand. The second program has been extended through December 31, 2007. CFFT may terminate either or both programs without cause upon 120 days notice or if the Company suspends or discontinues its business. Either party may terminate the agreement for an uncured material breach.

Bayer Schering Pharma AG, Germany

In June 2000, the Company entered into a strategic collaboration agreement with Bayer Schering Pharma AG, Germany (formerly known as Schering AG) pursuant to which it granted Bayer Schering Pharma AG, Germany an exclusive license to co-develop and market Vasovist worldwide, excluding Japan. In December 2000, the Company amended this strategic collaboration agreement to grant to Bayer Schering Pharma AG, Germany the exclusive rights to develop and market Vasovist in Japan. Generally, each party to the agreement will share equally in Vasovist costs and profits in the United States. Under the agreement, the Company retained responsibility for completing clinical trials and filing for FDA approval in the United States and Bayer Schering Pharma AG, Germany is responsible for clinical and regulatory activities for the product outside the United States. In addition, the Company granted Bayer Schering Pharma AG, Germany an exclusive option to develop and market an unspecified vascular MRI blood pool agent from its product pipeline. In connection with this strategic collaboration and the amendment to its strategic collaboration agreement with Tyco, as further described below, Bayer Schering Pharma AG, Germany paid the Company an up-front fee of $10.0 million, which the Company then paid to Tyco. Under the agreement, Bayer Schering Pharma AG, Germany also paid the Company $20.0 million in exchange for shares of the Company’s common stock. The Company may receive up to an additional $23.2 million upon the achievement of certain milestones, including $1.3 million that may be earned upon U.S. product approval. The Company also is entitled to receive a royalty on products sold outside the United States and, if and when Vasovist is launched in the United States, a percentage of Bayer Schering Pharma AG, Germany’s operating profit margin on products sold in the United States.

Under the terms of the strategic collaboration agreement with Bayer Schering Pharma AG, Germany, either party may terminate the agreement upon thirty days notice if there is a material breach of the contract. In addition, Bayer Schering Pharma AG, Germany may terminate the agreement at any time on a region-by-region basis or in its entirety, upon six months written notice to the Company.

In May 2003, the Company entered into a broad alliance with Bayer Schering Pharma AG, Germany for the discovery, development and commercialization of molecularly-targeted contrast agents for MRI. The

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

alliance was composed of two areas of collaboration, with one agreement generally providing for exclusive development and commercialization collaboration for EP-2104R, the Company’s product candidate for the detection of thrombus, and the second agreement covering an exclusive research collaboration to discover novel compounds for diagnosing human disease using MRI. Under the first agreement, Bayer Schering Pharma AG, Germany had an option to the late stage development and worldwide marketing rights for EP-2104R. On July 12, 2006, Bayer Schering Pharma AG, Germany notified the Company that it declined to exercise this option. As a result, the Company retained commercial rights to EP-2104R. In the event EP-2104R is commercialized, the Company is obligated to pay Bayer Schering Pharma AG, Germany a minimal royalty limited to a portion of the funding the Company received for this program from Bayer Schering Pharma AG, Germany. The second agreement related to the broader research collaboration concluded in May 2006. The Company is currently discussing with Bayer Schering Pharma AG, Germany the allocation of rights to intellectual property generated during the research effort.

On May 8, 2000, the Company granted to Bayer Schering Pharma AG, Germany a worldwide, royalty-bearing license to patents covering Bayer Schering Pharma AG, Germany’s development project, Primovist, an MRI contrast agent for imaging the liver, that was approved in the European Union in 2004. Under this agreement, Bayer Schering Pharma AG, Germany is required to pay the Company royalties based on sales of products covered by this agreement. This agreement expires upon the last-to-expire patent covered by the agreement unless terminated earlier by either party because of the material breach of the agreement by the other party. Also on May 8, 2000, Bayer Schering Pharma AG, Germany granted the Company a non-exclusive, royalty-bearing license to certain of its Japanese patents. Under this agreement, the Company is required to pay Bayer Schering Pharma AG, Germany royalties based on sales of products covered by this agreement. This agreement expires upon the last-to-expire patent covered by the agreement unless terminated earlier by either party because of the material breach of the agreement by the other party.

Technology Agreements

Ramot

The Company’s proprietary drug discovery technology and approach is in part embodied in technology that it licenses from Ramot at Tel Aviv University Ltd., the technology transfer company of Tel Aviv University. Pursuant to this license, the Company has exclusive, worldwide rights to certain technology developed at Tel Aviv University to develop, commercialize and sell products for the treatment of diseases or conditions in humans and animals. The licensed technology, as continually modified, added to and enhanced by the Company, consists in large part of computer-based models of biological receptors and methods of designing drugs to bind to those receptors.

All of the Company’s current clinical-stage therapeutic drug candidates, PRX-00023, PRX-03140, PRX-08066 and PRX-07034, were, at least in part, identified, characterized or developed using the licensed technology, and the Company would be required to make payments to Ramot, as described below, as and when rights to any such drug candidates are ever sublicensed or any such drug candidates are commercialized. In addition, the Company has used the licensed technology in all of its preclinical-stage programs and would expect to make payments to Ramot if rights to any drug candidates were ever commercialized from any of these programs. One of our former employees and a current employee, Oren Becker, former Chief Scientific Officer, and Sharon Shacham, Vice President of Product Leadership, respectively were inventors of the technology that the Company licenses from Ramot. The Company believes that Ramot shares a portion of any royalty income received with the respective inventors and, accordingly, they receive a portion of the amounts the Company pays Ramot.

The Company paid Ramot an upfront fee of $40,000 upon the grant of the license. Under the license, the Company has an obligation to make royalty payments to Ramot on the Company’s net sales of products that are identified, characterized or developed through the use of the licensed technology that are either 1.5% or

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.5% of such net sales (depending upon the degree to which the product needed to be modified after being identified, characterized or developed through the use of the licensed technology) and decrease as the volume of sales increases. The royalty obligation for each product expires on a country-by-country basis twelve years after the first commercial sale. There is also an annual minimum royalty payment obligation of $10,000 per year.

The Company also is required to share between 5% and 10% of the consideration it receives from parties to whom it grants sublicenses of rights in the Ramot technology or sublicenses of rights in products identified, characterized or developed with the use of such technology and between 2% and 4% of consideration the Company receives from performing services using such technology. In connection with the Company’s collaborations with Cystic Fibrosis Foundation Therapeutics Incorporated, Amgen and GlaxoSmithKline, the Company has paid $2,192,000 in total royalties to Ramot primarily for the total payments received to date for the upfront payments and milestone payments received under these license agreements.

The license may be terminated by either party upon a material breach by the other party unless cured within 30 days, in the case of a payment breach, and 90 days in the case of any other breach. The license may also be terminated by either party in connection with the bankruptcy or insolvency of the other party. The license expires upon the expiration of the Company’s obligation to make payments to Ramot. Therefore, since the Company has an ongoing obligation to pay annual minimum royalties to Ramot as described above, the license may not expire and may only terminate upon a breach by, or bankruptcy of, a party.

Tyco

In August 1996, the Company entered into a strategic collaboration agreement with Mallinckrodt Inc. (subsequently acquired by Tyco International Ltd.), involving research, development and marketing of MRI vascular contrast agents developed or in-licensed by either party. In June 2000, in connection with the exclusive license that the Company granted to Bayer Schering Pharma AG, Germany under its strategic collaboration agreement, the Company amended its strategic collaboration with Tyco. The amendment enabled the Company to sublicense certain technology from Tyco to Bayer Schering Pharma AG, Germany which allowed the Company to enter into the strategic collaboration agreement for Vasovist with Bayer Schering Pharma AG, Germany. Pursuant to that amendment, the Company also granted to Tyco a non-exclusive, worldwide license to manufacture Vasovist for clinical development and commercial use on behalf of Bayer Schering Pharma AG, Germany in accordance with a manufacturing agreement entered into in June 2000 between Tyco and Bayer Schering Pharma AG, Germany. In connection with this amendment, the Company paid Tyco an up-front fee of $10.0 million and is obligated to pay up to an additional $5.0 million in milestone payments, of which $2.5 million was paid following NDA filing in February 2004 and $2.5 million will be paid upon U.S. product approval. The Company will also pay Tyco a share of its Vasovist operating profit margins in the United States and a percentage of the royalty that the Company receives from Bayer Schering Pharma AG, Germany on Vasovist gross profits outside the United States.

Massachusetts General Hospital

In July 1995, the Company entered into a license agreement with MGH pursuant to which MGH granted the Company an exclusive worldwide license to patents and patent applications which relate to Vasovist. The MGH license imposed certain due diligence obligations with respect to the development of products covered by the license, all of which have been fulfilled to date. The MGH license requires the Company to pay royalties on the net sales of products covered by this license, including Primovist, MultiHance and Vasovist. The Company has paid MGH approximately $552,000 in royalty payments, primarily related to the sale of Primovist and MultiHance, through 2006 under this license agreement. The license agreement expires on a country-by-country basis when the patents covered by the license agreement expire. The majority of the patents covered by this license agreement expired in November 2006. The license agreement does not contain

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a renewal provision. The Company believes that the expiration of these patents does not compromise its proprietary position with respect to Vasovist because Vasovist is covered by composition of matter patents independent of its license with MGH. These composition of matter patents extend into 2015 in the United States, although the life of these patents may be extended.

15.	Quarterly Financial Information (unaudited)

The tables below set forth unaudited quarterly financial data for each of the last two years:

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006

Revenues:
Product development revenue	$1,082,867	$731,191	$569,378	$525,966
Royalty revenue	457,778	462,718	362,449	320,285
License fee revenue	161,597	161,597	413,802	790,914

Total revenues	1,702,242	1,355,506	1,345,629	1,637,165
Operating expenses:
Royalty expense	43,795	28,233	31,778	959,296
Research and development	3,865,001	3,135,417	7,881,361	11,373,221
Acquired in-process research and development	—	—	123,500,000	—
General and administrative	2,422,528	1,777,927	3,146,316	4,910,549
Restructuring costs	289,633	61,472	282,133	—

Total operating expenses	6,620,957	5,003,049	134,841,588	17,243,066
Operating loss	(4,918,715)	(3,647,543)	(133,495,959)	(15,605,901)
Other income, net	435,210	535,297	436,958	(987,232)
Income taxes	43,816	43,818	31,551	26,128

Net loss	$(4,527,321)	$(3,156,064)	$(133,090,552)	$(16,619,261)

Weighted average shares, basic and diluted	15,523,207	15,523,207	22,193,441	29,917,696

Net loss per share:
Basic and diluted	$(0.29)	$(0.20)	$(6.00)	$(0.56)

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues:
Product development revenue	$1,475,819	$314,026	$1,297,720	$1,107,965
Royalty revenue	444,289	578,321	798,484	512,290
License fee revenue	165,896	165,896	165,894	163,061

Total revenues	2,086,004	1,058,243	2,262,098	1,783,316
Operating expenses:
Royalty expense	19,646	26,335	32,463	19,645
Research and development	3,439,936	5,726,480	5,282,224	3,845,281
General and administrative	1,765,096	2,885,082	2,551,024	2,384,930
Restructuring costs	—	—	—	971,828

Total operating expenses	5,224,678	8,637,897	7,865,711	7,221,684
Operating loss	(3,138,674)	(7,579,654)	(5,603,613)	(5,438,368)
Other income, net	(64,703)	53,634	193,940	350,471
Income taxes	—	—	—	41,991

Net loss	$(3,203,377)	$(7,526,020)	$(5,409,673)	$(5,129,888)

Weighted average shares, basic and diluted	15,484,451	15,504,798	15,515,383	15,516,736

Net loss per share:
Basic and diluted	$(0.21)	$(0.49)	$(0.35)	$(0.33)

The following tables present the effects of the restatement adjustments upon the Company’s previously reported condensed consolidated statements of operations and balance sheets:

	March 31, 2005			June 30, 2005
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Revenues:
Product development revenue	$1,475,819	$—	$1,475,819	$314,026	$—	$314,026
Royalty revenue	444,289	—	444,289	578,321	—	578,321
License fee revenue	165,896	—	165,896	165,896	—	165,896

Total revenues	2,086,004	—	2,086,004	1,058,243	—	1,058,243
Operating expenses:
Royalty expense	19,646	—	19,646	26,335	—	26,335
Research and development	5,339,318	(1,899,382)	3,439,936	5,449,209	277,271	5,726,480
General and administrative	2,917,892	(1,152,796)	1,765,096	2,732,417	152,665	2,885,082

Total operating expenses:	8,276,856	(3,052,178)	5,224,678	8,207,961	429,936	8,637,897

Operating loss	(6,190,852)	3,052,178	(3,138,674)	(7,149,718)	(429,936)	(7,579,654)
Other income, net	(64,703)	—	(64,703)	53,634	—	53,634
Income taxes	—	—	—	—	—	—

Net loss	$(6,255,555)	$3,052,178	$(3,203,377)	$(7,096,084)	$(429,936)	$(7,526,020)

Weighted average shares:
Basic and diluted	15,484,451	—	15,484,451	15,504,798	—	15,504,798

Net loss per share, basic and diluted	$(0.40)	$0.19	$(0.21)	$(0.46)	$(0.03)	$(0.49)

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2005			December 31, 2005
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Revenues:
Product development revenue	$1,297,720	$—	$1,297,720	$1,107,965	$—	$1,107,965
Royalty revenue	798,484	—	798,484	512,290	—	512,290
License fee revenue	165,894	—	165,894	163,061	—	163,061

Total revenues	2,262,098	—	2,262,098	1,783,316	—	1,783,316
Operating expenses:
Royalty expense	32,463	—	32,463	19,645	—	19,645
Research and development	5,416,276	(134,052)	5,282,224	3,942,921	(97,640)	3,845,281
General and administrative	2,667,056	(116,032)	2,551,024	2,456,864	(71,934)	2,384,930
Restructuring costs	—	—	—	971,828	—	971,828

Total operating expenses	8,115,795	(250,084)	7,865,711	7,391,258	(169,574)	7,221,684

Operating loss	(5,853,697)	250,084	(5,603,613)	(5,607,942)	169,574	(5,438,368)
Other income, net	193,940	—	193,940	350,471	—	350,471
Income taxes	—	—	—	41,991	—	41,991

Net loss	$(5,659,757)	$250,084	$(5,409,673)	$(5,299,462)	$169,574	$(5,129,888)

Weighted average shares:
Basic and diluted	15,515,383	—	15,515,383	15,516,736	—	15,516,736

Net loss per share, basic and diluted	$(0.36)	$0.01	$(0.35)	$(0.34)	$0.01	$(0.33)

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2006			June 30, 2006
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$75,963,558	$—	$75,963,558	$66,740,536	$—	$66,740,536
Available-for-sale marketable securities	42,882,538	—	42,882,538	47,277,256	—	47,277,256
Accounts receivable	94,699	—	94,699	—	—	—
Prepaid expenses and other assets	479,906	—	479,906	537,297	—	537,297

Total current assets	119,420,701	—	119,420,701	114,555,089	—	114,555,089
Property and equipment, net	2,107,960	—	2,107,960	1,919,158	—	1,919,158
Other assets	3,492,867	—	3,492,867	4,336,863	—	4,336,863

Total assets	$125,021,528	$—	$125,021,528	$120,811,110	$—	$120,811,110

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$541,148	$—	$541,148	$326,432	$—	$326,432
Accrued expenses	3,894,527	886,037	4,780,564	3,263,484	886,037	4,149,521
Contract advances	5,425,318	—	5,425,318	4,754,808	—	4,754,808
Deferred revenue	330,598	—	330,598	225,335	—	225,335

Total current liabilities	10,191,591	886,037	11,077,628	8,570,059	886,037	9,456,096
Deferred revenue	699,314	—	699,314	642,980	—	642,980
Convertible debt	100,000,000	—	100,000,000	100,000,000	—	100,000,000

Total liabilities	110,890,905	886,037	111,776,942	109,213,039	886,037	110,099,076
Stockholders’ equity:
Preferred stock, $0.01 par value	—	—	—	—	—	—
Common stock, $0.01 par value	155,232	—	155,232	155,307	—	155,307
Additional paid-in-capital	198,181,684	7,444,831	205,626,515	198,805,907	7,444,831	206,250,738
Accumulated deficit	(184,171,953)	(8,330,868)	(192,502,821)	(187,328,017)	(8,330,868)	(195,658,885)
Accumulated other comprehensive income (loss)	(34,340)	—	(34,340)	(35,126)	—	(35,126)

Total stockholders’ equity	14,130,623	(886,037)	13,244,586	11,598,071	(886,037)	10,712,034

Total liabilities and stockholders’ equity	$125,021,528	$—	$125,021,528	$120,811,110	$—	$120,811,110

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2006
	As Previously
	Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$66,825,143	$—	$66,825,143
Available-for-sale marketable securities	46,270,036	—	46,270,036
Prepaid expenses and other assets	1,817,866	—	1,817,866

Total current assets	114,913,045	—	114,913,045
Property and equipment, net	2,951,882	—	2,951,882
Other assets	4,309,797	—	4,309,797
Goodwill	3,506,274	—	3,506,274

Total assets	$125,680,998	$—	$125,680,998

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,389,737	$—	$5,389,737
Accrued expenses	8,236,974	886,037	9,123,011
Contract advances	4,506,710	—	4,506,710
Merger consideration payable	20,000,000	—	20,000,000
Other current liabilities	380,387	—	380,387
Deferred revenue	3,699,119	—	3,699,119
Current portion of capital lease obligation	42,801	—	42,801

Total current liabilities	42,255,728	886,037	43,141,765
Deferred revenue	947,779	—	947,779
Capital lease obligation	79,705	—	79,705
Merger consideration payable	15,000,000	—	15,000,000
Other liabilities	1,845,108	—	1,845,108
Convertible debt	100,000,000	—	100,000,000

Total liabilities	160,128,320	886,037	161,014,357
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value	—	—	—
Common stock, $0.01 par value	291,528	—	291,528
Additional paid-in-capital	285,668,130	7,444,831	293,112,961
Accumulated deficit	(320,418,569)	(8,330,868)	(328,749,437)
Accumulated other comprehensive income (loss)	11,589	—	11,589

Total stockholders’ equity (deficit)	(34,447,322)	(886,037)	(35,333,359)

Total liabilities and stockholders’ equity (deficit)	$125,680,998	$—	$125,680,998

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2005			June 30, 2005
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$69,446,753	$—	$69,446,753	$74,318,112	$—	$74,318,112
Available-for-sale marketable securities	89,172,287	—	89,172,287	77,107,458	—	77,107,458
Accounts receivable	664,183	—	664,183	361,609	—	361,609
Prepaid expenses and other assets	716,191	—	716,191	764,374	—	764,374

Total current assets	159,999,414	—	159,999,414	152,551,553	—	152,551,553
Property and equipment, net	2,384,659	—	2,384,659	2,630,883	—	2,630,883
Other assets	3,333,409	—	3,333,409	3,212,827	—	3,212,827

Total assets	$165,717,482	$—	$165,717,482	$158,395,263	$—	$158,395,263

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,021,759	$—	$1,021,759	$1,078,226	$—	$1,078,226
Accrued expenses	5,110,668	906,972	6,017,640	4,428,126	907,821	5,335,947
Contract advances	5,999,672	—	5,999,672	6,921,611	—	6,921,611
Loan payable to strategic partner	15,000,000	—	15,000,000	15,000,000	—	15,000,000
Deferred revenue	1,951,304	—	1,951,304	1,424,598	—	1,424,598

Total current liabilities	29,083,403	906,972	29,990,375	28,852,561	907,821	29,760,382
Deferred revenue	1,043,829	—	1,043,829	877,934	—	877,934
Convertible debt	100,000,000	—	100,000,000	100,000,000	—	100,000,000

Total liabilities	130,127,232	906,972	131,034,204	129,730,495	907,821	130,638,316
Stockholders’ equity:
Preferred stock, $0.01 par value	—	—	—	—	—	—
Common stock, $0.01 par value	155,047	—	155,047	155,114	—	155,114
Additional paid-in-capital	197,248,395	7,413,619	204,662,014	197,322,986	7,842,705	205,165,691
Accumulated deficit	(161,589,329)	(8,320,591)	(169,909,920)	(168,685,413)	(8,750,526)	(177,435,939)
Accumulated other comprehensive income (loss)	(223,863)	—	(223,863)	(127,919)	—	(127,919)

Total stockholders’ equity	35,590,250	(906,972)	34,683,278	28,664,768	(907,821)	27,756,947

Total liabilities and stockholders’ equity	$165,717,482	$—	$165,717,482	$158,395,263	$—	$158,395,263

EPIX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2005
	As Previously Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$81,502,706	$—	$81,502,706
Available-for-sale marketable securities	64,431,943	—	64,431,943
Accounts receivable	251,746	—	251,746
Prepaid expenses and other assets	694,374	—	694,374

Total current assets	146,880,769	—	146,880,769
Property and equipment, net	2,842,161	—	2,842,161
Other assets	3,095,861	—	3,095,861

Total assets	$152,818,791	$—	$152,818,791

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,151,074	$—	$1,151,074
Accrued expenses	5,560,570	885,188	6,445,758
Contract advances	6,610,619	—	6,610,619
Loan payable to strategic partner	15,000,000	—	15,000,000
Deferred revenue	618,997	—	618,997

Total current liabilities	28,941,260	885,188	29,826,448
Deferred revenue	796,249	—	796,249
Convertible debt	100,000,000	—	100,000,000

Total liabilities	129,737,509	885,188	130,622,697
Stockholders’ equity:
Preferred stock, $0.01 par value	—	—	—
Common stock, $0.01 par value	155,166	—	155,166
Additional paid-in-capital	197,355,294	7,615,254	204,970,548
Accumulated deficit	(174,345,170)	(8,500,442)	(182,845,612)
Accumulated other comprehensive income (loss)	(84,008)	—	(84,008)

Total stockholders’ equity	23,081,282	(885,188)	22,196,094

Total liabilities and stockholders’ equity	$152,818,791	$—	$152,818,791