Form 10-K/A
period 2006-12-31
EPIX Pharmaceuticals, Inc.
filed 2007-04-11
CIK 1027702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
          (Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to
Commission file number: 0-21863
EPIX PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3030815 (I.R.S. Employer Identification No.)

4 Maguire Road, Lexington, Massachusetts (Address of principal executive offices)	02421 (Zip Code)
Registrant’s telephone number, including area code:
(781) 761-7600
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC
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

EXPLANATORY NOTE
SIGNATURES
EXHIBIT INDEX
EX-32 Section 906 CEO & CFO Certification

EXPLANATORY NOTE
          This Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K”) of EPIX Pharmaceuticals, Inc. for the fiscal year ended December 31, 2006 is being filed solely for the purpose of correcting a typographical error contained in Exhibit 32 to the original filing of the Form 10-K, filed on April 10, 2007. As amended, “Annual Report on Form 10-K for the year ended December 31, 2005” has been replaced with “Annual Report on Form 10-K for the year ended December 31, 2006”. The remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and does not reflect events occurring after the filing date of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

SIGNATURES
          Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EPIX PHARMACEUTICALS, INC.
By:	/s/ KIM C. DRAPKIN
Kim C. Drapkin, CPA
Chief Financial Officer (Principal Financial and Accounting Officer)

April 11, 2007
POWER OF ATTORNEY AND SIGNATURES
          We, the undersigned officers and directors of EPIX Pharmaceuticals, Inc., hereby severally constitute and appoint Kim C. Drapkin and Michael G. Kauffman, M.D., Ph.D., and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable EPIX Pharmaceuticals, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.
          Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL G. KAUFFMAN Michael G. Kauffman, M.D., Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	April 11, 2007

/s/ KIM C. DRAPKIN Kim C. Drapkin, CPA	Chief Financial Officer (Principal Financial and Accounting Officer)	April 11, 2007

/s/ CHRISTOPHER F.O. GABRIELI Christopher F.O. Gabrieli	Chairman of the Board of Directors	April 11, 2007

/s/ FREDERICK FRANK Frederick Frank	Vice Chairman of the Board of Directors	April 11, 2007

/s/ MICHAEL GILMAN Michael Gilman, Ph.D.	Director	April 11, 2007

/s/ MARK LEUCHTENBERGER Mark Leuchtenberger	Director	April 11, 2007

/s/ ROBERT J. PEREZ Robert J. Perez	Director	April 11, 2007

/s/ GREGORY D. PHELPS Gregory D. Phelps	Director	April 11, 2007

/s/ IAN F. SMITH Ian F. Smith, CPA, ACA	Director	April 11, 2007

EXHIBIT INDEX

Exhibit
Number	Description

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, U.S. Code)