Form 10-Q
period 2007-06-30
EPIX Pharmaceuticals, Inc.
filed 2007-08-08
CIK 1027702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2007, 32,884,188 shares of the registrant’s Common Stock, $0.01 par value per share, were issued and outstanding.

EPIX Pharmaceuticals, Inc.
Quarterly Report on Form 10-Q
INDEX

PART I. FINANCIAL INFORMATION
EPIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$9,555,221	$30,332,468
Available-for-sale marketable securities	66,848,496	79,210,430
Accounts receivable	—	46,367
Prepaid expenses and other assets	3,217,160	2,575,265

Total current assets	79,620,877	112,164,530
Property and equipment, net	6,591,549	3,592,570
Other assets	4,172,107	4,330,578
Goodwill	4,939,814	4,939,814

Total assets	$95,324,347	$125,027,492

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,762,871	$1,982,032
Accrued expenses	9,545,654	7,695,548
Contract advances	4,909,452	4,605,079
Merger consideration payable	19,097,049	18,504,084
Current portion of capital lease obligation	195,714	84,633
Deferred revenue	2,309,973	3,665,120
Other current liabilities	752,153	446,137

Total current liabilities	40,572,866	36,982,633
Deferred revenue	16,374,317	17,101,165
Capital lease obligation	258,374	102,077
Other liabilities	5,291,494	2,862,898
Convertible debt	100,000,000	100,000,000

Total liabilities	162,497,051	157,048,773
Commitments and contigencies
Stockholders’ deficit:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 32,683,303 and 32,524,726 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	326,833	325,247
Additional paid-in-capital	315,371,884	312,984,862
Accumulated deficit	(382,922,048)	(345,368,698)
Accumulated other comprehensive income	50,627	37,308

Total stockholders’ deficit	(67,172,704)	(32,021,281)

Total liabilities and stockholders’ deficit	$95,324,347	$125,027,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Product development revenue	$395,087	$731,191	$829,479	$1,814,058
Royalty revenue	315,135	462,718	802,793	920,496
License fee revenue	1,046,458	161,597	2,079,308	323,194

Total revenues	1,756,680	1,355,506	3,711,580	3,057,748
Operating expenses:
Research and development	14,789,943	3,135,417	28,281,062	7,000,418
General and administrative	4,478,387	1,777,927	13,092,145	4,200,455
Royalties	83,428	28,233	137,096	72,028
Restructuring	350,137	61,472	350,137	351,105

Total operating expenses	19,701,895	5,003,049	41,860,440	11,624,006

Operating loss	(17,945,215)	(3,647,543)	(38,148,860)	(8,566,258)
Interest and other income	1,174,354	1,410,928	3,137,307	2,715,501
Interest expense	(1,252,945)	(875,631)	(2,483,679)	(1,744,994)

Loss before provision for income taxes	(18,023,806)	(3,112,246)	(37,495,232)	(7,595,751)
Provision for income taxes	20,029	43,818	58,118	87,634

Net loss	$(18,043,835)	$(3,156,064)	$(37,553,350)	$(7,683,385)

Weighted average shares:
Basic and diluted	32,622,318	15,523,207	32,610,144	15,523,207

Net loss per share, basic and diluted	$(0.55)	$(0.20)	$(1.15)	$(0.50)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net loss	$(37,553,350)	$(7,683,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and asset write offs	1,047,846	640,422
Stock compensation expense	2,158,546	1,376,523
Noncash interest expense (credit) from embedded derivative	(27,725)	—
Amortization of deferred financing costs	252,821	243,977
Accretion of discount on available-for-sale securities	(1,578,814)	(160,521)
Changes in operating assets and liabilities:
Accounts receivable	46,367	149,287
Prepaid expenses and other current assets	(641,895)	(190,377)
Other assets and liabilities	2,786,897	—
Accounts payable	1,780,839	(941,893)
Accrued expenses	1,850,106	(1,046,519)
Contract advances	304,373	(1,357,741)
Merger consideration payable	620,690	—
Deferred revenue	(2,081,995)	(323,193)

Net cash used in operating activities	(31,035,294)	(9,293,420)
Investing activities:
Purchases of marketable securities	(61,550,734)	(45,014,631)
Sales or redemptions of marketable securities	75,112,442	50,154,558
Transaction costs for Predix merger	—	(1,607,686)
Purchases of fixed assets	(3,796,670)	(41,721)
Other investing activities	320,725	—

Net cash provided by investing activities	10,085,763	3,490,520
Financing activities:
Principal payments on capital leases	(57,776)	—
Proceeds from Employee Stock Purchase Plan	68,900	40,530
Proceeds from stock option exercises	161,160	—

Net cash provided by financing activities	172,284	40,530

Net decrease in cash and cash equivalents	(20,777,247)	(5,762,370)
Cash and cash equivalents at beginning of period	30,332,468	72,502,906

Cash and cash equivalents at end of period	$9,555,221	$66,740,536

Supplemental disclosure of noncash financing and investing activities:
Purchases of fixed asset with capital lease	$325,154	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPIX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Nature of Business
     EPIX Pharmaceuticals, Inc. (“EPIX” or the “Company”) is a biopharmaceutical company focused on discovering, developing and commercializing novel pharmaceutical products through the use of proprietary technologies to better diagnose, treat and manage patients. The Company has four internally discovered therapeutic candidates in clinical trials. These drug candidates are targeting conditions such as depression, Alzheimer’s disease, cardiovascular disease and obesity. In addition, the Company has two imaging agents, one of which is approved for marketing in 32 countries outside of the United States and one that has completed a Phase 2a clinical trial. The Company also has collaborations with SmithKline Beecham Corporation (GlaxoSmithKline), Amgen Inc., Cystic Fibrosis Foundation Therapeutics Incorporated and Bayer Schering Pharma AG, Germany.
2. Basis of Presentation
     The unaudited condensed consolidated financial statements of EPIX have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and the rules of the Securities and Exchange Commission (the “SEC” or the “Commission”) for interim reporting. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of the interim period ended June 30, 2007 are not necessarily indicative of the results expected for the full fiscal year.
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

3. Significant Accounting Policies
Principles of Consolidation
     The condensed consolidated financial statements include the financial statements of the Company and those of its wholly-owned subsidiary in Israel. All material intercompany balances and transactions have been eliminated.
Income Taxes
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “ Accounting for Income Taxes .” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company’s adoption of FIN 48 effective January 1, 2007 did not have a material effect on the Company’s financial position or results of operations.
Segment Information
     SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes standards for reporting information regarding operating segments and for related disclosures about products and services and geographical areas. The Company operates in one business segment, which is the discovery and development of pharmaceutical products.
Revenue
     The Company recognizes revenue relating to collaborations in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Revenue under collaborations may include the receipt of nonrefundable license fees, milestone payments, reimbursement of research and development costs and royalties.
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
     Milestone payments are recognized as revenue when the performance obligations, as defined in the contract, are achieved. Performance obligations typically consist of significant milestones in the development life cycle of the related product candidate, such as initiation of clinical trials, filing for approval with regulatory agencies and approvals by regulatory agencies.
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
     Common stock potentially issuable but excluded from the calculation of dilutive net loss per share for the three months and six months ended June 30, 2007 and 2006 because their inclusion would have been antidilutive consisted of the following:

	2007	2006
Stock options and awards	3,851,604	2,041,895
Shares issuable on conversion of 3% Convertible Senior Notes (1)	2,239,393	2,239,393
Shares issuable in satisfaction of merger consideration payable (2)	2,954,659	—

	9,045,656	4,281,288

(1)	Each $1,000 of senior notes is convertible into 22.39 shares of the Company’s common stock (representing a conversion price of approximately $44.66 per share) if (1) the price of the Company’s common stock trades above 120% of the conversion price for a specified time period, (2) the trading price of the senior notes is below a certain threshold, (3) the senior notes have been called for redemption, or (4) specified corporate transactions have occurred. None of these conversion triggers has occurred as of June 30, 2007.

(2)	Share amount calculated as if the merger consideration was payable to the former Predix security holders as of June 30, 2007. The actual settlement date for the merger consideration is October 29, 2007. The remaining merger consideration is payable in EPIX common stock to the extent that such payment in shares would not cause the former Predix shareholders, warrant holders’ and option holders’ aggregate interest in EPIX to exceed 49.99%.
Comprehensive Income (Loss)
     In accordance with SFAS No. 130, “Reporting Comprehensive Income” components of comprehensive income (loss) include net loss and certain transactions that have generally been reported in the statements of stockholders’ equity (deficit). The Company’s comprehensive loss is comprised of net loss and unrealized gains/losses on the Company’s available-for-sale marketable securities. The comprehensive loss for the three months ended June 30, 2007 and 2006 was $18.0 million and $3.2 million, respectively; and for the six months ended June 30, 2007 and 2006 was $37.5 million and $7.7 million, respectively.

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
     The following pro forma financial information presents the results of operations as if the merger had occurred at the beginning of 2006 (in thousands, except per share amount). The pro forma financial information excludes the write-off of in-process research and development of $123.5 million as it has no continuing impact after the merger. The pro forma information does not purport to indicate the results that would have actually been obtained had the merger been completed on the assumed date or which may be realized in the future.

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Revenues	$2,870	$5,357
Net loss	$(10,434)	$(23,054)
Net loss per share, basic and diluted	$(0.36)	$(0.79)
5. Restructuring Charges
     During the second quarter of 2007, the Company incurred a restructuring charge of $482,535 for the consolidation of its leased laboratory facility in Cambridge, Massachusetts into the Company’s Lexington, Massachusetts facility. The charge consisted of $449,580 for future lease costs through the end of 2007 and $32,995 of other costs. The consolidation was completed during the second quarter of 2007. In addition, during the second quarter of 2007, the Company recorded a reduction of its 2006 restructuring charge in the amount of $132,398 relating to a reduction in the amount of square footage leased at the Company’s former headquarters location in Cambridge, Massachusetts. The following table sets forth the restructuring activity and liability balances for the six-months ended June 30, 2007:

	Lease	Other
	Obligation	Costs	Total
Balance at December 31, 2006	$229,976	$—	$229,976
Restructuring charge	449,580	32,955	482,535
Reduction of 2006 restructuring charge	(132,398)	—	(132,398)
Cash payments	(81,414)	—	(81,414)

Balance at June 30, 2007	$465,744	$32,955	$498,699

6. Recent Accounting Pronouncements
     On September 15, 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently reviewing SFAS 157 and has not yet determined the impact, if any, on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently reviewing SFAS 159 and has not yet determined the impact, if any, on its consolidated financial statements.
     In June 2007, the FASB reached a consensus on EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”. EITF 07-03 requires companies to defer and capitalize, until the goods have been delivered or the related services have been rendered, non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company does not expect EITF 07-03 will have a material impact on its financial condition or results of operations.

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
     The focus of our therapeutic drug discovery and development efforts is on the two classes of drug targets known as G-protein Coupled Receptors, or GPCRs and ion channels. GPCRs and ion channels are classes of proteins embedded in the surface membrane of all cells and are responsible for mediating much of the biological signaling at the cellular level. We believe that our proprietary drug discovery technology and approach addresses many of the inefficiencies associated with traditional GPCR and ion channel-targeted drug discovery. By integrating computer-based, or in silico, technology with in-house medicinal chemistry, we believe that we can rapidly identify and optimize highly selective drug candidates. We focus on GPCR and ion channel drug targets whose role in disease has already been demonstrated in clinical trials or in preclinical studies. In each of our four clinical-stage therapeutic programs, we have used our drug discovery technology and approach to optimize a lead compound into a clinical drug candidate in less than ten months, synthesizing fewer than 80 compounds per program. We have moved each of these drug candidates into clinical trials in less than 18 months from lead identification. We believe our drug discovery technology and approach enables us to efficiently and cost-effectively discover and develop GPCR and ion channel-targeted drugs.
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
     We currently have one imaging product, Vasovist, which is approved for marketing in 32 countries outside of the United States. As a result of an appeal filed with the U.S. Food and Drug Administration (FDA), we are currently developing a protocol for the re-reading of images obtained from previously completed Phase 3 clinical trials which could provide the potential core of the evidence to support approval of Vasovist in the United States if the results of the re-read are positive. Future costs expected to be incurred for Vasovist are currently limited to the costs of performing the re-read of the Phase 3 clinical trial images and the submission of the results to the FDA. We also have one imaging agent, EP-2104R, in clinical development. We completed a Phase 2a clinical trial of EP-2104R in the second quarter of 2006. We do not intend to continue development of EP-2104R and are actively pursuing a partner to continue further development. Future costs expected to be incurred for EP-2104R are limited to our partnering efforts.
     In connection with our acquisition of Predix, we incurred a non-recurring charge of $123.5 million for in-process research and development. The in-process research and development charge represents the fair value of purchased in-process technology of Predix for research projects that, as of the closing date of the merger, had not reached technological feasibility and had no alternative future use. The in-process research and development primarily represented the fair value of the following drug candidates: PRX-00023 ($70.9 million) that, as of the date of the merger, was in Phase 3 clinical trials for the treatment of generalized anxiety disorder; PRX-03140 ($23.5 million) that, as of the date of the merger had completed Phase 1 clinical trials for the treatment of Alzheimer’s disease; PRX-08066 ($20.2 million) that, as of the date of the merger, had entered Phase 2 clinical trials for the treatment of pulmonary hypertension in association with chronic obstructive pulmonary disease (“COPD”); and PRX-07034 ($8.9 million) that, as of the date of the merger, had entered Phase 1 clinical trials for the treatment of obesity.
     The following summarizes the applicable disease indication and the clinical status of our four therapeutic drug candidates:

Drug
Candidate	Disease Indication	Clinical Trial Status
PRX-08066	Pulmonary Hypertension/COPD	Phase 2a
PRX-00023(1)	Depression	Phase 2b
PRX-03140	Alzheimer’s disease	Phase 2a
PRX-07034	Obesity/cognitive impairment	Phase 1b

(1)	We have discontinued clinical development of PRX-00023 at a dose of 80mg once daily in generalized anxiety disorder and are currently focusing our development efforts for this drug candidate on depression. We initiated a randomized, blinded Phase 2b clinical trial of PRX-00023 in major depression in March 2007. We expect to announce the results of this study in the first half of 2008.

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
     We estimate that clinical trials in our areas of focus are typically completed over the following timelines, but delays can occur for many reasons including those set forth above:

Estimated
Clinical		Completion
Phase	Objective	Period
Phase 1	Establish safety in healthy volunteers and occasionally in patients; study how the drug works, is metabolized and interacts with other drugs	1-2 years
Phase 2	Evaluate efficacy, optimal dosages and expanded evidence of safety	2-3 years
Phase 3	Further evaluate efficacy and safety of the drug candidate in a larger patient population	2-3 years
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
     We do not budget or manage our research and development costs by project on a fully allocated basis. Consequently, fully loaded research and development costs by project are not available. We use our employee and infrastructure resources across several projects and many of our costs are not attributable to an individually-named project but are directed to broadly applicable research projects. As a result, we cannot state precisely the costs incurred for each of our clinical and preclinical projects on a project-by-project basis. We estimate that, from the date we acquired Predix, August 16, 2006, through June 30, 2007, total third party costs incurred for preclinical study support, clinical supplies and clinical trials associated with our four therapeutic clinical programs are as follows:

Drug Candidate
PRX-08066	$4.5 million
PRX-00023	$7.6 million
PRX-03140	$4.2 million
PRX-07034	$6.0 million
     As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will receive cash inflows from the commercialization and sale of a product.
Financial Results
Revenues
     The following table presents revenue and revenue growth (decline) for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007		2006
		Growth
	Revenue	(Decline)	Revenue
Product development revenue	$395,087	(46)%	$731,191
Royalty revenue	315,135	(32)%	462,718
License fee revenue	1,046,458	548%	161,597

Total	$1,756,680	30%	$1,355,506

	Six Months Ended June 30,
	2007		2006
		Growth
	Revenue	(Decline)	Revenue
Product development revenue	$829,479	(54)%	$1,814,058
Royalty revenue	802,793	(13)%	920,496
License fee revenue	2,079,308	543%	323,194

Total	$3,711,580	21%	$3,057,748

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
     Product development revenue decreased 46% and 54% in the three and six months ended June 30, 2007, respectively, as compared to the prior year periods primarily as a result of the completion of the MRI discovery research program in May 2006 and the EP-2104R program in August 2006. In addition, Vasovist development revenue was significantly lower in 2007 as costs incurred to-date in 2007 have been limited to costs for the appeal of the FDA’s decision to require additional clinical trials. The reductions in revenue were partially offset by development revenue from our collaboration with CFFT.
     Royalty revenue decreased 32% and 13% in the three and six months ended June 30, 2007, respectively, as compared to the prior year periods primarily due to a reduction in royalties on sales of Multihance by Bracco due to the expiration of patents. Royalty revenue for the remainder of 2007 will consist solely of royalties on sales of Vasovist outside of the United States and Primovist, which are not expected to be significant.
     License fee revenue increased by more then 500% in both the three and six months ended June 30, 2007 compared to the prior year periods primarily as a result of the recognition of deferred revenue from our Amgen and GlaxoSmithKline collaboration agreements. Partially offsetting this increase was a decrease in revenue from the recognition of the Bracco license fee as this fee was fully recognized by June 2006. The deferred revenue from our Amgen agreement will be fully recognized by October 2007 when our research obligation ends.

Research and Development Expenses
     Research and development expenses of $14.8 million and $28.3 million for the three and six months ended June 30, 2007, respectively, reflect an increase of 372% and 304%, from the comparable periods in 2006, respectively. The increase in research and development expenses was primarily due to third party expenses associated with our clinical development programs of $6.9 million and $14.5 million for the three and six months ended June 30, 2007, respectively, as well as costs for the preclinical programs and internal costs which began after the Predix acquisition was completed on August 16, 2006. Clinical program costs incurred in the current year include costs for the ongoing Phase 2b clinical trial for depression with PRX-00023, costs incurred for the ongoing Phase 2a clinical trial of PRX-03140 for the treatment of Alzheimer’s disease, costs incurred for the recently completed Phase 2a clinical trial of PRX-08066 for the treatment of pulmonary hypertension in association with COPD, and costs incurred for the completion of the Phase 1b multiple ascending dose clinical trial of PRX-07034 for the treatment of obesity and cognitive impairment. The increased costs as described above were partially offset by the discontinuation of spending on imaging programs subsequent to the merger with Predix, notably the EP-2104R development program and the MRI research programs. Spending during 2007 and 2006 for Vasovist primarily involved costs related to our appeal to the FDA and was not significant.
General and Administrative Expenses
     General and administrative expenses of $4.5 million and $13.1 million for the three and six months ended June 30, 2007, respectively, reflect an increase of 152% and 212% from the comparable periods in 2006, respectively. The increase in general and administrative expenses for the six-month period was primarily due to nonrecurring legal and accounting costs of approximately $5.7 million associated with our stock option investigation that was completed in the quarter ended March 31, 2007. The 2007 periods also include increased costs associated with the increase in personnel and infrastructure relating to the Predix business that was acquired on August 16, 2006. In addition, legal expenses for patent-related matters and general corporate items increased during 2007 due to the increasing complexity of the post merger entity.
Restructuring Costs
     During the second quarter of 2007, we incurred a restructuring charge of $0.5 million for the consolidation of our leased laboratory facility in Cambridge, Massachusetts into our Lexington, Massachusetts facility. The charge consisted primarily of future lease costs through the end of 2007. The consolidation was completed during the second quarter of 2007. In addition, during the second quarter of 2007, we recorded a reduction of our 2006 restructuring charge in the amount of $0.1 million resulting from a reduction in the amount of square footage leased at our former headquarters location in Cambridge, Massachusetts.
     Restructuring costs of $0.4 million for the six months ended June 30, 2006 represent additional costs related to the December 2005 restructuring whereby we reduced our workforce by 48 employees, or approximately 50%, in response to the FDA’s second approvable letter regarding Vasovist. The reductions, which were completed in January 2006, affected both the research and development and the general and administrative areas of the company. The 2006 costs included severance costs as well as costs related to vacating certain leased space and the write-off of leasehold improvements.
Interest and Other Income
     Interest and other income of $1.2 million for the three months ended June 30, 2007 reflects a decrease of $0.2 million or 17% from the comparable period in 2006. The decrease was primarily due to lower levels of cash and investments available to invest due to cash being used to fund operations. Interest and other income of $3.1 million the six months ended June 30, 2007 reflects a increase of $0.4 million, or 16%, from the comparable period in 2006. The increase was primarily due to $0.6 million of other income received from the settlement of a contractual dispute, offset in part by reduced interest income resulting from lower levels of cash and investments available to invest due to cash being used to fund operations.
Interest Expense
     Interest expense of $1.3 million and $2.5 million for the three and six months ended June 30, 2007, respectively, reflect an increase of 43% and 42% from comparable periods in 2006, respectively. The increase in interest expense was primarily the result of approximately $0.3 million and $0.6 million of interest for the three and six month periods in 2007, respectively, related to the $15.0 million milestone payment due to the former Predix security holders on October 29, 2007. We record interest expense on the milestone at the greater of the stated rate of 10% or the value of the embedded derivative included in the milestone, which provides for the milestone payment to be paid in shares of our common stock based on 75% of the 30-day average closing price of our common stock ending on the trading day that is ten days prior to the payment date. This embedded derivative is recorded at its fair value and changes in the fair value are recorded as interest expense. Under the terms of the merger agreement, if the milestone cannot be paid in shares of our common stock due to terms of the merger agreement, the payment plus 10% interest will be made in cash. The change in the value of the derivative was not significant during 2007.

Provision for Income Taxes
     The provision for income taxes represents income taxes required to be withheld in Italy on Bracco royalties for MultiHance sales.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal sources of liquidity consist of cash, cash equivalents and available-for-sale marketable securities of $76.4 million at June 30, 2007 as compared to $109.5 million at December 31, 2006. The decrease in cash, cash equivalents and available-for-sale marketable securities of $33.1 million was primarily attributable to funding of ongoing operations during the first six months of the year.
     We used approximately $31.0 million of cash to fund operating activities for the six months ended June 30, 2007, as compared to $9.3 million used to fund operations for the same period in 2006. The net use of cash to fund operations for the six months ended June 30, 2007 primarily resulted from the net loss of $37.5 million, which was partially offset by an increase of $3.6 million in accounts payable and accrued expenses largely resulting from increased clinical trial activity. We also received approximately $2.5 million during the six months ended June 30, 2007 of landlord allowances related to the laboratory construction at our Lexington, Massachusetts facility. The net cash used to fund operations during the six months ended June 30, 2006 of $9.3 million was primarily due to the net loss incurred of $7.7 million combined with the reduction in contract advances of $1.4 million and a $2.0 million decrease in accounts payable and accrued expenses. The $1.4 million reduction in contract advances was due to the offsetting of previous funds received from Bayer Schering Pharma, AG for the Vasovist and EP-2104R programs and the MRI research collaborative. The $2.0 million decrease in accounts payable and accrued expenses was due to the reduction in development activity.
     Our investing activities provided $10.1 million of cash during the six months ended June 30, 2007 as compared to $3.5 million of cash provided during the same period in 2006. The primary source of cash from investing activities in 2007 was the net redemption of $13.6 million of marketable securities to fund operating activities. The primary use of cash from investing activities in 2007 was $3.8 million of capital expenditures primarily related to the build out of laboratory space at our Lexington facility. The primary source of cash from investing activities in the 2006 period was the net redemption of marketable securities of $5.1 million which was partially offset by $1.6 million of capitalized transaction costs related to the merger with Predix which closed on August 16, 2006.
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
     Known outflows, in addition to our ongoing research and development and general and administrative expenses, include the following: $15.0 million milestone payment to the former Predix security holders due on October 29, 2007 primarily payable in shares of our stock if certain conditions are met or otherwise payable in cash plus interest accrued at a rate of 10%; and interest on our $100.0 million convertible notes at a rate of 3% payable semi-annually on June 15 and December 15. Approximately $13.0 million of the remaining $15.0 million milestone payment is payable in EPIX common stock to the extent that such payment in shares would not cause the former Predix shareholders, warrant holders’ and option holders’ aggregate interest in EPIX to exceed 49.99%.The number of shares to be issued as part of the $15.0 million milestone payment will be determined based on 75% of the 30-day average closing price of our common stock on the NASDAQ Global Market ending on the trading day that is ten days prior to the payment date. If the milestone was payable on August 6, 2007, approximately $3.5 million of the $15 million would be required to be paid in cash plus accrued interest.
     We estimate that cash, cash equivalents and marketable securities on hand as of June 30, 2007 and anticipated revenue we will earn in 2007 and 2008 will fund our operations through 2008. Our past stock option practices and the restatement of our prior financial statements expose us to greater risks associated with litigation and regulatory proceedings. In the event of any litigation or regulatory proceeding involving a negative finding or assertion by the SEC, U.S. Attorney, court of law or any third party claim related to our stock option practices, we may be liable for damages, fines or other civil or criminal remedies or remedial actions, or be required to further restate prior period financial statements or adjust current period financial statements. In addition, considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future.
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
     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would result in a change in the fair market value of our total portfolio of approximately $0.1 million at June 30, 2007.
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
ITEM 1A. Risk Factors.
     We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 other than a change to the risk factor below entitled “If we are unsuccessful in our appeal process for Vasovist with the FDA, we may never obtain approval to market and sell Vasovist in the United States and our revenues will be materially harmed.” This risk factor has been updated to reflect recent developments with the FDA regarding our formal appeal with the FDA asking for approval of Vasovist in the United States. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the foregoing risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.
If we are unsuccessful in our appeal process for Vasovist with the FDA, we may never obtain approval to market and sell Vasovist in the United States and our revenues will be materially harmed.
     Vasovist has not been approved for marketing and sale in the United States by the FDA. In connection with a new drug application, or NDA, that we submitted for Vasovist in December 2003, we received an approvable letter from the FDA in January 2005 in which the FDA requested additional clinical trials prior to approval. In May 2005, we submitted a response to the FDA approvable letter, which was accepted by the FDA as a complete response in June 2005. In November 2005, the FDA provided us with a second approvable letter which indicated that at least one additional clinical trial and a re-read of images obtained in certain previously completed Phase 3 trials will be necessary before the FDA could approve Vasovist. We believe that these trials would require a substantial period of time to complete. We have had three meetings with the FDA since receiving the second approvable letter to discuss the path forward for Vasovist in the United States. After considering the parameters of the additional clinical trials requested by the FDA, we filed a formal appeal with the FDA asking the FDA to approve Vasovist and to utilize an advisory committee as part of the appeal process. In August 2006, the FDA denied our appeal and suggested that we conduct two new clinical trials for Vasovist. In February 2007, we filed our second formal appeal with the FDA asking the FDA to approve Vasovist and to utilize an advisory committee as part of the appeal process. On June 15, 2007, we received a letter from the FDA denying our second formal appeal, but indicated that a blinded re-read, or reanalysis, of the images obtained in our previously completed Phase 3 clinical trials of Vasovist could provide the potential core of the evidence to support approval of Vasovist if the results of the re-read are positive and that further clinical trials may not be necessary. We are currently in discussions with the FDA regarding the development of appropriate protocol for the re-read, including how the reading will be done, how the data from the re-reading will be analyzed and a plan for statistical analysis, prior to conducting a re-read of the images. The approval, timeliness of approval or labeling of Vasovist are subject to significant uncertainties related to a number of factors, including:
•	the process of reaching agreement with the FDA on the protocols required for a re-read of the images obtained from the completed Phase 3 trials;

•	obtaining the desired results of such re-read of images by a new group of radiologists; and

•	the FDA’s review process and conclusions regarding any additional Vasovist regulatory submissions.
We cannot assure you that the blinded re-read process will be successful or that we will be able to reach agreement with the FDA on the design or clinical endpoints for a blinded re-read of images from the completed Phase 3 trials. Further, we cannot assure you that any such agreed upon protocol for a re-read will be feasible for us to conduct or whether such re-read will be completed in a commercially reasonable timeframe, if at all. If the FDA does not approve Vasovist, then we will not receive revenues based on sales of Vasovist in the United States. Even if ultimately approved, we do not expect revenues from the commercial sales of any of our product candidates, other than Vasovist, for at least several years.

ITEM 4. Submission of Matters to a Vote of Security Holders.
     The Company’s annual meeting of stockholders was held on Wednesday, June 27, 2007, in Boston, Massachusetts, at which the following matters were submitted to a vote of the stockholders:
(a)	Votes regarding the election of the persons named below as class II members to the board of directors, each for a three-year term and until his successor has been duly elected and qualified or until his earlier resignation or removal, were as follows:

	For	Withheld
Patrick J. Fortune, Ph.D.	24,042,911	1,092,324
Robert J. Perez	24,830,969	304,266
(b)	Votes regarding approval of the Company’s 2006 Employee Stock Purchase Plan adopted by the Board of Directors on December 14, 2006 were as follows:

For	Against	Abstentions

17,240,057	176,505	8,325
(c)	Votes regarding ratification of the appointment of the accounting firm of Ernst & Young LLP as the Company’s independent registered public accountants for the current fiscal year were as follows:

For	Against	Abstentions

25,048,805	50,052	36,378
ITEM 6. Exhibits.

Exhibit
number	Description
10.1†	First Amendment to Amended and Restated License Agreement between EPIX Pharmaceuticals, Inc. and Ramot at Tel Aviv University Ltd., dated as of June 13, 2007. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 15, 2007 and incorporated herein by reference.

10.2	EPIX Pharmaceuticals, Inc. 2006 Employee Stock Purchase Plan. Filed as Appendix A to the Company’s Proxy Statement dated April 30, 2007 and incorporated herein by reference.

10.3*#	EPIX Pharmaceuticals, Inc. Non-Employee Director Compensation Policy

10.4	Release Agreement by and between the Company and Oren Becker, dated as of April 5, 2007. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2007 and incorporated herein by reference.

31.1*	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2*	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for portions of this exhibit.

#	Indicates a management contract or compensatory plan or agreement in which an executive officer or director of the Company participates

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIX Pharmaceuticals, Inc.
Date: August 8, 2007	By:	/s/ Kim C. Drapkin
Kim C. Drapkin
Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit
number	Description
10.1†	First Amendment to Amended and Restated License Agreement between EPIX Pharmaceuticals, Inc. and Ramot at Tel Aviv University Ltd., dated as of June 13, 2007. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 15, 2007 and incorporated herein by reference.

10.2	EPIX Pharmaceuticals, Inc. 2006 Employee Stock Purchase Plan. Filed as Appendix A to the Company’s Proxy Statement dated April 30, 2007 and incorporated herein by reference.

10.3*#	EPIX Pharmaceuticals, Inc. Non-Employee Director Compensation Policy

10.4	Release Agreement by and between the Company and Oren Becker, dated as of April 5, 2007. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2007 and incorporated herein by reference.

31.1*	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2*	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for portions of this exhibit.

#	Indicates a management contract or compensatory plan or agreement in which an executive officer or director of the Company participates

*	Filed herewith