Form 10-Q
period 2007-09-30
EPIX Pharmaceuticals, Inc.
filed 2007-11-07
CIK 1027702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of October 31, 2007, 36,059,436 shares of the registrant’s Common Stock, $0.01 par value per share, were issued and outstanding.

EPIX Pharmaceuticals, Inc.
Quarterly Report on Form 10-Q
INDEX

PART I. FINANCIAL INFORMATION
EPIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$21,711,436	$30,332,468
Available-for-sale marketable securities	44,345,270	79,210,430
Accounts receivable	—	46,367
Prepaid expenses and other assets	1,769,951	2,575,265

Total current assets	67,826,657	112,164,530
Property and equipment, net	6,272,911	3,592,570
Other assets	4,035,441	4,330,578
Goodwill	4,939,814	4,939,814

Total assets	$83,074,823	$125,027,492

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,710,426	$1,982,032
Accrued expenses	11,524,098	7,695,548
Contract advances	4,860,756	4,605,079
Merger consideration payable	18,654,029	18,504,084
Current portion of capital lease obligation	191,764	84,633
Deferred revenue	1,606,524	3,665,120
Other current liabilities	565,004	446,137

Total current liabilities	40,112,601	36,982,633
Deferred revenue	16,031,307	17,101,165
Capital lease obligation	220,315	102,077
Other liabilities	5,145,880	2,862,898
Convertible debt	100,000,000	100,000,000

Total liabilities	161,510,103	157,048,773
Commitments and contigencies
Stockholders’ deficit:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 32,888,390 and 32,524,726 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	328,884	325,247
Additional paid-in-capital	316,995,171	312,984,862
Accumulated deficit	(395,852,768)	(345,368,698)
Accumulated other comprehensive income	93,433	37,308

Total stockholders’ deficit	(78,435,280)	(32,021,281)

Total liabilities and stockholders’ deficit	$83,074,823	$125,027,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Product development revenue	$4,192,766	$569,378	$5,022,245	$2,383,436
Royalty revenue	100,470	362,449	903,263	1,282,945
License fee revenue	1,046,459	413,802	3,125,767	736,996

Total revenues	5,339,695	1,345,629	9,051,275	4,403,377
Operating expenses:
Research and development	14,930,082	7,881,361	43,211,144	14,881,779
Acquisition of in-process research and development	—	123,500,000	—	123,500,000
General and administrative	3,560,010	3,146,316	16,652,155	7,346,771
Royalties	203,475	31,778	340,571	103,806
Restructuring	—	282,133	350,137	633,238

Total operating expenses	18,693,567	134,841,588	60,554,007	146,465,594

Operating loss	(13,353,872)	(133,495,959)	(51,502,732)	(142,062,217)
Interest and other income	927,549	1,519,338	4,064,856	4,234,840
Interest expense	(504,397)	(1,082,380)	(2,988,076)	(2,827,375)

Loss before provision for income taxes	(12,930,720)	(133,059,001)	(50,425,952)	(140,654,752)
Provision for income taxes	—	31,551	58,118	119,185

Net loss	$(12,930,720)	$(133,090,552)	$(50,484,070)	$(140,773,937)

Weighted average shares:
Basic and diluted	32,850,191	22,193,441	32,765,277	17,771,051

Net loss per share, basic and diluted	$(0.39)	$(6.00)	$(1.54)	$(7.92)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net loss	$(50,484,070)	$(140,773,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and asset write offs	1,501,637	965,496
Write-off of acquired in-process research and development	—	123,500,000
Stock compensation expense	3,543,153	2,327,093
Noncash interest expense (credit) from embedded derivative	(713,861)	—
Amortization of deferred financing costs	378,592	365,268
Accretion of discount on available-for-sale securities	(2,153,647)	(261,107)
Changes in operating assets and liabilities, exclusive of amounts acquired from the merger with Predix:
Accounts receivable	46,367	899,287
Prepaid expenses and other current assets	805,314	403,355
Other assets and liabilities	2,481,267	931,657
Accounts payable	728,394	2,511,772
Accrued expenses	3,828,550	(3,896,679)
Contract advances	255,677	(1,605,839)
Merger consideration payable	863,806	155,172
Deferred revenue	(3,128,454)	(378,149)

Net cash used in operating activities	(42,047,275)	(14,856,611)
Investing activities:
Cash acquired from merger with Predix, net	—	12,792,435
Purchases of marketable securities	(77,409,870)	(71,492,308)
Sales or redemptions of marketable securities	114,092,444	77,786,756
Purchases of fixed assets	(3,931,823)	(187,260)
Other investing activities	304,485	(233,531)

Net cash provided by investing activities	33,055,236	18,666,092
Financing activities:
Principal payments on capital leases	(99,786)	(12,241)
Principal payments on notes payable	—	(9,516,380)
Proceeds from Employee Stock Purchase Plan	68,900	40,530
Proceeds from stock option exercises	401,893	847

Net cash provided by (used in) financing activities	371,007	(9,487,244)

Net decrease in cash and cash equivalents	(8,621,032)	(5,677,763)
Cash and cash equivalents at beginning of period	30,332,468	72,502,906

Cash and cash equivalents at end of period	$21,711,436	$66,825,143

Supplemental disclosure of noncash financing and investing activities:
Purchases of fixed asset with capital lease	$325,154	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPIX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Nature of Business
          EPIX Pharmaceuticals, Inc. (“EPIX” or the “Company”) is a biopharmaceutical company focused on discovering, developing and commercializing novel pharmaceutical products through the use of proprietary technologies to better diagnose, treat and manage patients. The Company has four internally discovered therapeutic candidates in clinical trials. These drug candidates are targeting conditions such as depression, Alzheimer’s disease, cardiovascular disease, cognitive impairment and obesity. In addition, the Company has two imaging agents, one of which is approved for marketing in more than 30 countries outside of the United States and one that has completed a Phase 2a clinical trial. The Company also has collaborations with SmithKline Beecham Corporation (GlaxoSmithKline), Amgen Inc., Cystic Fibrosis Foundation Therapeutics Incorporated and Bayer Schering Pharma AG, Germany.
2. Basis of Presentation
          The unaudited condensed consolidated financial statements of EPIX have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and the rules of the Securities and Exchange Commission (the “SEC” or the “Commission”) for interim reporting. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of the interim period ended September 30, 2007 are not necessarily indicative of the results expected for the full fiscal year.
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
Income Taxes
          In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “ Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company’s adoption of FIN 48 effective January 1, 2007 did not have a material effect on the Company’s financial position or results of operations.
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
          The Company recognizes nonrefundable upfront license fees and guaranteed, time-based payments that require continuing involvement in the form of research and development as license fee revenue:
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
          Milestone payments are recognized as product development revenue when the performance obligations, as defined in the contract, are achieved. Performance obligations typically consist of significant milestones in the development life cycle of the related product candidate, such as initiation of clinical trials, filing for approval with regulatory agencies and approvals by regulatory agencies.
          Reimbursements of research and development costs are recognized as product development revenue as the related costs are incurred.
          Royalties are recognized as revenue when earned and are reasonably estimable, which is typically upon receipt of royalty reports from the licensee or cash.
Research and Development Expenses
          Research and development costs, including those associated with technology and licenses, are expensed as incurred. Research and development costs primarily include employee salaries and related costs, third party service costs, the cost of preclinical and clinical trials, supplies, consulting expenses, facility costs and certain overhead costs.
          To conduct research and development activities and compile regulatory submissions, the Company enters into contracts with vendors who render services over extended periods of time. Typically, the Company enters into three types of vendor contracts: time-based, patient-based or a combination thereof. Under a time-based contract, using critical factors contained within the contract, usually the stated duration of the contract and the timing of services provided, the Company records the contractual expense for each service provided under the contract ratably over the period during which the Company estimates the service will be performed. Under a patient-based contract, the Company first determines an appropriate per patient cost using critical factors contained within the contract, which include the estimated number of patients and the total dollar value of the contract. The Company then records expense based upon the total number of patients enrolled in the related clinical study during the period. On a quarterly basis, the Company reviews the assumptions for each contract to reflect its most current estimate of the costs incurred under each contract. Adjustments are recorded in the period in which the revisions are estimable. These adjustments could have a material effect on the Company’s results of operations.

Loss Per Share
          The Company computes loss per share in accordance with the provisions of SFAS No. 128, “Earnings per Share.” Basic net loss per share is based upon the weighted-average number of common shares outstanding and excludes the effect of dilutive common stock issuable upon exercise of stock options, convertible debt and consideration issuable pursuant to the Company’s merger with Predix Pharmaceuticals Holdings, Inc. (Predix). In computing diluted loss per share, only potential common shares that are dilutive, or those that reduce earnings per share, are included. The issuance of common stock from the exercise of options, convertible debt and Predix merger consideration is not assumed if the result is anti-dilutive, such as when a loss is reported.
          Common stock potentially issuable but excluded from the calculation of dilutive net loss per share for the three months and nine months ended September 30, 2007 and 2006 because their inclusion would have been antidilutive consisted of the following:

	Three Months Ended September 30,
	2007	2006
Stock options and awards	3,722,541	3,900,105
Shares issuable on conversion of 3% Convertible Senior Notes (1)	2,239,393	2,239,393
Shares issuable in satisfaction of merger consideration payable	3,167,000	—

	9,128,934	6,139,498

(1)	Each $1,000 of senior notes is convertible into 22.39 shares of the Company’s common stock (representing a conversion price of approximately $44.66 per share) if (1) the price of the Company’s common stock trades above 120% of the conversion price for a specified time period, (2) the trading price of the senior notes is below a certain threshold, (3) the senior notes have been called for redemption, or (4) specified corporate transactions have occurred. None of these conversion triggers has occurred as of September 30, 2007.

Comprehensive Income (Loss)
          In accordance with SFAS No. 130, “Reporting Comprehensive Income” components of comprehensive income (loss) include net loss and certain transactions that have generally been reported in the statements of stockholders’ equity (deficit). The Company’s comprehensive loss is comprised of net loss and unrealized gains/losses on the Company’s available-for-sale marketable securities. The comprehensive loss for the three months ended September 30, 2007 and 2006 was $12.9 million and $133.1 million, respectively; and for the nine months ended September 30, 2007 and 2006 was $50.4 million and $140.8 million, respectively.
Reclassifications
          Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation of the financial statements.
4. Acquisition of Predix
          On August 16, 2006, EPIX completed its acquisition of Predix Pharmaceuticals Holdings, Inc. (Predix) pursuant to the terms of the merger agreement. Pursuant to the merger agreement, Predix merged with and into EPIX Delaware, Inc. and became a wholly-owned subsidiary of EPIX. The merger with Predix was primarily a stock transaction valued at approximately $125.0 million, including the assumption of net debt at closing and a milestone payment of $35.0 million that was earned prior to the closing of the transaction. Pursuant to the terms of the merger agreement, $20.0 million of the milestone was paid in cash on October 29, 2006. The results of Predix have been included in the statement of operations from August 16, 2006.
          The merger agreement provided for $15.0 million of the total $35.0 million milestone payment to be paid in shares of Company common stock based on the average closing price of the Company’s common stock over the thirty trading day period ended on October 19, 2007 less a discount, except to the extent that such shares would exceed 49.99% of the Company’s outstanding shares immediately after such milestone payment when combined with all shares of Company common stock issued in the merger and issuable upon exercise of all Predix options and warrants assumed in the merger. In satisfaction of the remaining $15.0 million obligation, the Company issued an aggregate of 3,167,000 shares and paid an aggregate cash amount of approximately $5.8 million to the former Predix stockholders, option holders and warrant holders on October 29, 2007.

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

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Revenues	$3,871	$9,228
Net loss	$(17,919)	$(40,973)
Net loss per share, basic and diluted	$(0.61)	$(1.41)
5. Restructuring Charges
          During the second quarter of 2007, the Company incurred a restructuring charge of $482,535 for the consolidation of its leased laboratory facility in Cambridge, Massachusetts into the Company’s Lexington, Massachusetts facility. The charge consisted of $449,580 for future lease costs through the end of 2007 and $32,955 of other costs. The consolidation was completed during the second quarter of 2007. In addition, during the second quarter of 2007, the Company recorded a reduction of its 2006 restructuring charge in the amount of $132,398 relating to a reduction in the amount of square footage leased at the Company’s former headquarters location in Cambridge, Massachusetts. The following table sets forth the restructuring activity and liability balances for the nine months ended September 30, 2007:

	Lease	Other
	Obligation	Costs	Total
Balance at December 31, 2006	$229,976	$—	$229,976
Restructuring charge	449,580	32,955	482,535
Reduction of 2006 restructuring charge	(132,398)	—	(132,398)
Cash payments	(308,030)	(32,955)	(340,985)

Balance at September 30, 2007	$239,128	$—	$239,128

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
          In June 2007, the FASB reached a consensus on EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-03 requires companies to defer and capitalize, until the goods have been delivered or the related services have been rendered, non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company does not expect EITF 07-03 will have a material impact on its financial condition or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006, which has been filed with the Securities and Exchange Commission. In addition to historical consolidated financial information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are intended to be covered by the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to statements concerning managements expectations regarding expected future revenue and expenses, our partnering strategies, the progress of our clinical development programs, our expectations regarding available cash and managements plans, objectives and strategies constitute forward-looking statements. Forward-looking statements, which are based on certain assumptions and reflect our plans, estimates and beliefs, can generally be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Our actual results could differ materially from those discussed in the forward-looking statements. We urge you to consider the risks and uncertainties described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
Overview
          We are a biopharmaceutical company focused on discovering, developing and commercializing novel pharmaceutical products through the use of proprietary technologies to better diagnose, treat and manage patients. We have four internally discovered therapeutic candidates in clinical trials. These drug candidates are targeting conditions such as depression, Alzheimer’s disease, cardiovascular disease, cognitive impairment and obesity. In addition we have two imaging agents, one of which is approved for marketing in more than 30 countries outside of the United States and one that has completed a Phase 2a clinical trial. We also have collaborations with SmithKline Beecham Corporation (GlaxoSmithKline), Amgen Inc., Cystic Fibrosis Foundation Therapeutics Incorporated, and Bayer Schering Pharma AG, Germany.
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
          We currently have one imaging product, Vasovist, which is approved for marketing in more than 30 countries outside of the United States. As a result of an appeal filed with the U.S. Food and Drug Administration, or FDA,, we are currently developing a protocol for the re-reading of images obtained from previously completed Phase 3 clinical trials which could provide the potential core of the evidence to support approval of Vasovist in the United States if the results of the re-read are positive. Future costs expected to be incurred for Vasovist are currently limited to the costs of performing the re-read of the Phase 3 clinical trial images and the submission of the results to the FDA. We also have one imaging agent, EP-2104R, in clinical development. We completed a Phase 2a clinical trial of EP-2104R in the second quarter of 2006. We do not intend to continue development of EP-2104R and are actively pursuing a partner to continue further development. Future costs expected to be incurred for EP-2104R are limited to our partnering efforts.
          In connection with our acquisition of Predix Pharmaceuticals Holdings, Inc., we incurred a non-recurring charge of $123.5 million for in-process research and development. The in-process research and development charge represents the fair value of purchased in-process technology of Predix for research projects that, as of the closing date of the merger, had not reached technological feasibility and had no alternative future use. The in-process research and development primarily represented the fair value of the following drug candidates: PRX-00023 ($70.9 million) that, as of the date of the merger, was in Phase 3 clinical trials for the treatment of generalized anxiety disorder; PRX-03140 ($23.5 million) that, as of the date of the merger had completed Phase 1 clinical trials for the treatment of Alzheimer’s disease; PRX-08066 ($20.2 million) that, as of the date of the merger, had entered Phase 2 clinical trials for the treatment of pulmonary hypertension in association with chronic obstructive pulmonary disease, or COPD; and PRX-07034 ($8.9 million) that, as of the date of the merger, had entered Phase 1 clinical trials for the treatment of obesity.
          The following summarizes the applicable disease indication and the clinical status of our four therapeutic drug candidates:

Drug
Candidate	Disease Indication	Clinical Trial Status
PRX-08066(1)	Pulmonary Hypertension/COPD	Phase 2a
PRX-00023(2)	Depression	Phase 2b
PRX-03140	Alzheimer’s disease	Phase 2a
PRX-07034(3)	Obesity/cognitive impairment	Phase 1b

(1)	In August 2007, we announced final results from our Phase 2a clinical trial of PRX-08066 in patients with pulmonary hypertension (PH) associated with chronic obstructive pulmonary disease (COPD). The Phase 2a trial was a randomized, double-blind, placebo-controlled trial of 71 patients. Patients were randomized to one of three arms: 200 mg of PRX-08066 once-daily; 400 mg of PRX-08066 once-daily; or placebo. The two-week double blind phase of the study was followed by an open-label extension in which 10 patients received 200 mg daily for six weeks. In a population where decreases of 3mmHg to 4mmHg in a post-exercise systolic pulmonary artery pressure (SPAP) are considered clinically significant, the results show a statistically significant (p=0.020) dose-response for the patients that demonstrated a decrease of 4mmHg or more. In the 400 mg dose group, 45% of the patients had a reduction in post-exercise SPAP of 4mmHg or more versus 14% on placebo (p=0.043). An analysis of SPAP changes in all subjects revealed a dose response with median reductions of 1.2mmHg and 3.38mmHg in the 200 mg and 400 mg dose groups, respectively, compared with no change on placebo (p=0.095 for high dose versus placebo). PRX-08066 was generally well-tolerated. There were no serious adverse events considered related to PRX-08066, and the majority of adverse events were mild or moderate in nature. One subject in the 200 mg dose group who then continued into the six-week open-label extension experienced a modest increase in liver enzyme levels at the end of the extension that was believed to be drug-related. These values returned to normal within two weeks and the subject remained asymptomatic.

(2)	We have discontinued clinical development of PRX-00023 at a dose of 80 mg once daily in generalized anxiety disorder and are currently focusing our development efforts for this drug candidate on depression. We initiated a randomized, blinded Phase 2b clinical trial of PRX-00023 in major depression in March 2007.

(3)	In April 2007, we announced statistically significant cognitive function results from our Phase 1b clinical trial of PRX-07034, which is being developed for obesity, Alzheimer’s disease and cognitive impairment associated with schizophrenia. The Phase 1b trial was a randomized, double-blind, placebo-controlled, multiple ascending dose trial of 33 patients for 28 days in a population of obese, but otherwise healthy adults. Our internal analysis showed a drug effect that was dose-dependent in cognition. An independent external analysis confirmed a significant drug effect but was not able to confirm the dose-dependent trend. No dose limiting toxicity was identified, and no serious adverse events were reported.
In October 2007, we announced statistically significant results from an additional Phase 1b clinical trial of PRX-07034 to treat obesity. Findings from the randomized, double-blind, placebo-controlled trial of 21 obese, but otherwise healthy, adults demonstrated that adults taking 600 mg of PRX-07034 twice daily (n=11) for 28 days lost an average of 0.45 kg (1 pound), while adults on placebo (n=10) gained 1.37 kg (3 pounds) during the same period (p<0.005). PRX-07034 appeared well-tolerated and there were no serious adverse events reported. An increase in corrected QT interval, or QTc, was apparent at the dose tested, with a mean increase over the duration of the study of 10.7 msec for the drug group versus a decrease of 1.7 msec for the placebo group. We continue to gather and analyze findings from the Phase 1b trial, including data for additional secondary and exploratory endpoints including cognitive assessments.
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

          We do not budget or manage our research and development costs by project on a fully allocated basis. Consequently, fully allocated research and development costs by project are not available. We use our employee and infrastructure resources across several projects and many of our costs are not attributable to an individually-named project but are directed to broadly applicable research projects. As a result, we cannot state precisely the costs incurred for each of our clinical and preclinical projects on a project-by-project basis. We estimate that, from the date we acquired Predix, August 16, 2006, through September 30, 2007, total third party costs incurred for preclinical study support, clinical supplies and clinical trials associated with our four therapeutic clinical programs are as follows:

Drug Candidate
PRX-08066	$4.9 million
PRX-00023	$10.2 million
PRX-03140	$7.7 million
PRX-07034	$7.5 million
          As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will receive cash inflows from the commercialization and sale of a product.
Financial Results
Revenues
          The following table presents revenue and revenue growth (decline) for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007		2006
		Growth
	Revenue	(Decline)	Revenue
Product development revenue	$4,192,766	636%	$569,378
Royalty revenue	100,470	(72)%	362,449
License fee revenue	1,046,459	153%	413,802

Total	$5,339,695	297%	$1,345,629

	Nine Months Ended September 30,
	2007		2006
		Growth
	Revenue	(Decline)	Revenue
Product development revenue	$5,022,245	111%	$2,383,436
Royalty revenue	903,263	(30)%	1,282,945
License fee revenue	3,125,767	324%	736,996

Total	$9,051,275	106%	$4,403,377

          Our revenues to date have consisted principally of product development revenues under our collaboration agreements with GlaxoSmithKline or GSK, Cystic Fibrosis Foundation Therapeutics, or CFFT and Bayer Schering Pharma AG, Germany (for Vasovist, EP-2104R and MRI discovery research); from license fee revenues relating to our agreements with Amgen, GlaxoSmithKline, Bayer Schering Pharma AG, Germany, CFFT, Tyco and Bracco; and from royalties related to our agreements with Bracco and Bayer Schering Pharma AG, Germany. Royalties from Bracco concluded in the second quarter of 2007. Our MRI discovery research collaboration and our development agreement for EP-2104R with Bayer Schering Pharma AG, Germany concluded in May 2006 and August 2006, respectively.
          Product development revenue increased 636% and 111% in the three and nine months ended September 30, 2007, respectively, as compared to the comparable prior year periods. The increase for the three month period ended September 30, 2007 was primarily a result of $3.5 million of developmental milestones achieved from our collaboration agreements with GSK and CFFT. The increase for the nine month period was primarily due to the achievement of the GSK and CFFT milestones and from revenue from our CFFT and GSK collaborations. The increases in revenue for the nine month period were partially offset by decreases in revenue due to the completion of the MRI discovery research program in May 2006 and the EP-2104R program in August 2006, as well as lower development revenue for Vasovist.

          Royalty revenue decreased 72% and 30% in the three and nine months ended September 30, 2007, respectively, as compared to the prior year periods primarily due to a reduction in royalties on sales of Multihance by Bracco due to the expiration of patents. Royalty revenue for the remainder of 2007 will consist solely of royalties on sales of Vasovist outside of the United States and Primovist, which are not expected to be significant.
          License fee revenue increased 153% and 324% in the three and nine months ended September 30, 2007, respectively, as compared to the comparable prior year periods primarily as a result of the recognition of deferred revenue from our Amgen and GSK collaboration agreements. Partially offsetting this increase was a decrease in revenue from the recognition of the Bracco license fee as this fee was fully recognized by June 2006. The deferred revenue from our Amgen agreement will be fully recognized by October 2007 when our research obligation ends.
Research and Development Expenses
          Research and development expenses of $14.9 million and $43.2 million for the three and nine months ended September 30, 2007, respectively, reflect an increase of 89% and 190%, from the comparable periods in 2006. The increase in research and development expenses was primarily due to third party expenses associated with our clinical development programs of $8.0 million and $22.5 million for the three and nine months ended September 30, 2007, respectively, as well as costs for the preclinical programs and internal costs which began after the Predix acquisition was completed on August 16, 2006. Clinical program costs incurred in the current year include costs for the ongoing Phase 2b clinical trial for depression with PRX-00023, costs incurred for the ongoing Phase 2a clinical trial of PRX-03140 for the treatment of Alzheimer’s disease, costs incurred for the recently completed Phase 2a clinical trial of PRX-08066 for the treatment of pulmonary hypertension in association with COPD, and costs incurred for the recently completed Phase 1b multiple ascending dose clinical trial of PRX-07034 for the treatment of obesity and cognitive impairment. The increased costs as described above were partially offset by the discontinuation of spending on imaging programs subsequent to the merger with Predix, notably the EP-2104R development program and the MRI research programs. Spending during 2007 and 2006 for Vasovist primarily involved costs related to our appeal to the FDA and was not significant.
General and Administrative Expenses
          General and administrative expenses of $3.6 million and $16.7 million for the three and nine months ended September 30, 2007, respectively, reflect an increase of 13% and 127% from the comparable periods in 2006. The increase in both periods includes incremental costs associated with the increase in personnel and infrastructure relating to the Predix business that was acquired on August 16, 2006 in addition to higher legal expenses for patent-related matters and general corporate items due to the increased complexity of the post-merger entity. In addition, the nine month period in 2007 includes nonrecurring legal and accounting costs of approximately $5.7 million associated with our stock option investigation that was completed in the first quarter of 2007.
Restructuring Costs
          Restructuring costs for the nine months ended September 30, 2007 include a restructuring charge of $0.5 million recorded in the second quarter for the consolidation of a leased laboratory facility in Cambridge, Massachusetts into our Lexington, Massachusetts facility. The charge consisted primarily of future lease costs through the end of 2007. The consolidation was completed during the second quarter of 2007. In addition, during the second quarter of 2007, we recorded a reduction of our 2006 restructuring charge in the amount of $0.1 million resulting from a reduction in the amount of space leased at our former headquarters location in Cambridge, Massachusetts.
          Restructuring costs of $0.6 million for the nine months ended September 30, 2006 include a charge of $0.3 million recorded in the third quarter for the consolidation of our former Cambridge, Massachusetts headquarters into our Lexington, Massachusetts facility. The charge primarily consists of future lease payments through the end of 2007 and the write-off of leasehold improvements. In addition, in the first quarter of 2006, we recorded a charge of $0.3 million that represented additional costs related to the December 2005 restructuring whereby we reduced our workforce by 48 employees, or approximately 50%, in response to the FDA’s second approvable letter regarding Vasovist. The reductions, which were completed in January 2006, affected both the research and development and the general and administrative areas of the company and included severance costs as well as costs related to vacating certain leased space and the write-off of leasehold improvements.
Interest and Other Income
          Interest and other income of $0.9 million for the three months ended September 30, 2007 reflects a decrease of $0.6 million or 39% from the comparable period in 2006. The decrease was primarily due to lower levels of cash and investments available to invest due to cash being used to fund operations. Interest and other income of $4.1 million for the nine months ended September 30, 2007 reflects a decrease of $0.2 million, or 4%, from the comparable period in 2006. The decrease was primarily due to lower levels of cash and investments available to invest due to cash being used to fund operations, partially offset by $0.6 million received from the settlement of a contract dispute.

Interest Expense
          Interest expense of $0.5 million for the three months ended September 30, 2007 reflects a decrease of 53% from the comparable period in 2006. Interest expense of $3.0 million for the nine months ended September 30, 2007 reflects an increase of 6% from the comparable period in 2006. The decrease in interest expense for the three month period is a result of a credit to interest expense of $0.7 million reflecting a decrease in the value of the embedded derivative within the milestone payable, partially offset by cash interest expense for the milestone of $0.3 million for the period. The increase in interest expense for the nine month period is a result of approximately $0.9 million of cash interest for the milestone which was partially offset by the $0.7 million credit from the embedded derivative. We record interest expense on the milestone at the greater of the stated rate of 10% or the value of the embedded derivative included in the milestone, which provided for the milestone payment to be paid in shares of our common stock based on 75% of the 30-day average closing price of our common stock ending on October 19, 2007. This embedded derivative is recorded at its fair value and changes in the fair value are recorded as interest expense. Under the terms of the merger agreement, if the milestone cannot be paid in shares of our common stock due to terms of the merger agreement, the payment plus 10% interest will be made in cash. The milestone was paid in full on October 29, 2007.
Provision for Income Taxes
          The provision for income taxes represents income taxes required to be withheld in Italy on Bracco royalties for MultiHance sales. Royalties on these sales were discontinued in the second quarter of 2007.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal sources of liquidity consist of cash, cash equivalents and available-for-sale marketable securities of $66.1 million at September 30, 2007 as compared to $109.5 million at December 31, 2006. The decrease in cash, cash equivalents and available-for-sale marketable securities of $43.4 million was primarily attributable to funding of ongoing operations during the first nine months of the year.
     We used approximately $42.0 million of cash to fund operating activities for the nine months ended September 30,2007, as compared to $14.9 million used to fund operations for the same period in 2006. The net use of cash to fund operations for the nine months ended September 30, 2007 primarily resulted from the net loss of $50.5 million, which was partially offset by an increase of $4.6 million in accounts payable and accrued expenses largely resulting from increased clinical activity. We also received approximately $3.3 million during the nine months ended September 30, 2007 of landlord allowances related to the laboratory construction at our Lexington, Massachusetts facility. The net cash used to fund operations during the nine months ended September 30, 2006 of $14.9 million was primarily due to the net loss incurred of $140.8 million which included a non-cash charge for the write-off of in-process research and development of $123.5 million from the Predix merger. Significant changes in working capital for the nine months ended September 30, 2006 included the following: an increase in accounts payable of $2.5 million primarily due to the minimal amount of accounts payable of Predix as of the closing date of the merger and payment terms returned to standard terms as of September 30, 2006; a decrease in accrued expenses of $3.9 million that was primarily due to the payment of accrued merger-related liabilities that were assumed in the merger; and a decrease in contract advances of $1.6 million resulting from the offset of funds previously received from Bayer Schering Pharma, AG for the Vasovist and EP-2104R programs and the MRI research collaborative.
     Our investing activities provided $33.1 million of cash during the nine months ended September 30, 2007 as compared to $18.7 million of cash provided during the same period in 2006. Investing activities in 2007 primarily consisted of the net redemption of $36.7 million of marketable securities to fund operating activities and $3.9 million of capital expenditures primarily related to the build out of laboratory space at our Lexington facility. Investing activities in 2006 primarily consisted of the net redemption of $6.3 million of marketable securities to fund operating activities and the acquisition of Predix, which provided $12.8 million.
     Our financing activities provided $0.4 million of cash during the nine months ended September 30, 2007 primarily from stock option exercises, as compared to $9.5 million used in financing activities during the same period in 2006 for the payment of bridge loans assumed in the Predix merger.
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
          Known outflows, in addition to our ongoing research and development and general and administrative expenses, include the following: $5.8 million milestone payment to the former Predix security holders paid on October 29, 2007 for the cash and interest portion of the remaining milestone obligation (with the remaining portion of the milestone paid with 3,167,000 common shares); and interest on our $100.0 million convertible notes at a rate of 3% payable semi-annually on June 15 and December 15.
          We estimate that cash, cash equivalents and marketable securities on hand as of September 30, 2007 and anticipated revenue we will earn in 2007 and 2008 will fund our operations through 2008. Our past stock option practices and the restatement of our prior financial statements expose us to greater risks associated with litigation and regulatory proceedings. In the event of any litigation or regulatory proceeding involving a negative finding or assertion by the SEC, U.S. Attorney, court of law or any third party claim related to our stock option practices, we may be liable for damages, fines or other civil or criminal remedies or remedial actions, or be required to further restate prior period financial statements or adjust current period financial statements, in either case, resulting in considerable legal and accounting expenses related to these matters.
          If holders of our convertible senior notes require redemption of the notes, we would be required to repay $100.0 million, plus accrued and unpaid interest, on June 15, 2011, 2014 and 2019 and upon certain other designated events under the notes, which include a change of control of us or termination of trading of our common stock on the NASDAQ Stock Market. Our future liquidity and capital requirements will depend on numerous factors, including the following: the progress and scope of clinical and preclinical trials; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both U.S. and foreign governmental approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the extent to which our products, if any, gain market acceptance; the timing and costs of product introductions; the extent of our ongoing and new research and development programs; the costs of training physicians to become proficient with the use of our potential products; and, if necessary, once regulatory approvals are received, the costs of developing marketing and distribution capabilities.
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
          Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would result in a change in the fair market value of our total portfolio of approximately $0.1 million at September 30, 2007.
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
ITEM 1A. Risk Factors.
          We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 other than changes set forth in our Quarterly Report on Form 10-Q for the period ended June 30, 2007. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the foregoing risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

ITEM 6. Exhibits.

Exhibit
number	Description

10.1#	Employment Agreement between the Company and Andrew Uprichard, MD dated August 9, 2007. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 10, 2007 and incorporated herein by reference.

31.1*	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2*	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates a management contract or compensatory plan or agreement in which an executive officer or director of the Company participates

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIX Pharmaceuticals, Inc.
Date: November 7, 2007	By:	/s/ Kim Cobleigh Drapkin
Kim Cobleigh Drapkin
Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit
number	Description

10.1#	Employment Agreement between the Company and Andrew Uprichard, MD dated August 9, 2007. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 10, 2007 and incorporated herein by reference.

31.1*	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2*	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates a management contract or compensatory plan or agreement in which an executive officer or director of the Company participates

*	Filed herewith