Form 10-Q
period 2008-06-30
EPIX Pharmaceuticals, Inc.
filed 2008-08-07
CIK 1027702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2008, 41,421,315 shares of the registrant’s Common Stock, $0.01 par value per share, were issued and outstanding.

EPIX Pharmaceuticals, Inc.
Quarterly Report on Form 10-Q
INDEX

PART I. FINANCIAL INFORMATION
EPIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$14,483,907	$9,157,973
Available-for-sale marketable securities	28,756,232	51,919,128
Accounts receivable	3,890,163	639,396
Prepaid expenses and other assets	2,173,986	1,523,499

Total current assets	49,304,288	63,239,996
Property and equipment, net	5,998,627	6,044,886
Other assets	3,370,849	3,850,431
Goodwill	4,939,814	4,939,814

Total assets	$63,613,578	$78,075,127

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,074,076	$3,539,099
Accrued expenses	9,835,735	8,099,539
Contract advances	4,034,169	4,719,201
Current portion of capital lease obligation	239,866	179,859
Deferred revenue	1,311,948	1,372,042
Other current liabilities	697,892	610,867

Total current liabilities	19,193,686	18,520,607
Deferred revenue	15,078,018	15,688,296
Capital lease obligation	323,871	182,748
Other liabilities	4,623,657	4,975,123
Convertible debt	100,000,000	100,000,000

Total liabilities	139,219,232	139,366,774
Commitments and contingencies
Stockholders’ deficit:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 41,403,661 and 41,353,079 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	414,037	413,530
Additional paid-in-capital	348,181,092	346,289,024
Accumulated deficit	(424,227,711)	(408,157,261)
Accumulated other comprehensive income	26,928	163,060

Total stockholders’ deficit	(75,605,654)	(61,291,647)

Total liabilities and stockholders’ deficit	$63,613,578	$78,075,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues:
Product development revenue	$16,868,438	$395,087	$18,795,858	$829,479
Royalty revenue	159,196	315,135	297,040	802,793
License fee revenue	327,361	1,046,458	670,371	2,079,308

Total revenues	17,354,995	1,756,680	19,763,269	3,711,580
Operating expenses:
Research and development	15,041,755	14,789,943	27,733,004	28,281,062
General and administrative	3,356,021	4,478,387	6,394,281	13,092,145
Royalties	694,434	83,428	733,480	137,096
Restructuring	—	350,137	—	350,137

Total operating expenses	19,092,210	19,701,895	34,860,765	41,860,440

Operating loss	(1,737,215)	(17,945,215)	(15,097,496)	(38,148,860)
Interest and other income	288,291	1,174,354	917,516	3,137,307
Interest expense	(887,040)	(1,252,945)	(1,890,470)	(2,483,679)

Loss before provision for income taxes	(2,335,964)	(18,023,806)	(16,070,450)	(37,495,232)
Provision for income taxes	—	20,029	—	58,118

Net loss	$(2,335,964)	$(18,043,835)	$(16,070,450)	$(37,553,350)

Weighted average shares:
Basic and diluted	41,358,087	32,622,318	41,356,039	32,610,144

Net loss per share, basic and diluted	$(0.06)	$(0.55)	$(0.39)	$(1.15)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2008	2007

Operating activities:
Net loss	$(16,070,450)	$(37,553,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and asset write offs	913,288	1,047,846
Stock compensation expense	1,818,507	2,158,546
Noncash interest expense (credit) from embedded derivative	—	(27,725)
Amortization of deferred financing costs	261,986	252,821
Accretion of discount on available-for-sale securities	(578,792)	(1,578,814)
Changes in operating assets and liabilities:
Accounts receivable	(3,250,767)	(398,433)
Prepaid expenses and other current assets	(650,487)	(197,095)
Other assets and liabilities	(190,079)	2,786,897
Accounts payable	(465,023)	1,780,839
Accrued expenses	1,736,196	1,850,106
Contract advances	(685,032)	304,373
Merger consideration payable	—	620,690
Deferred revenue	(670,372)	(2,081,995)

Net cash used in operating activities	(17,831,025)	(31,035,294)
Investing activities:
Purchases of marketable securities	(18,931,556)	(61,550,734)
Sales or redemptions of marketable securities	42,537,112	75,112,442
Purchases of fixed assets	(568,710)	(3,796,670)
Other investing activity	143,234	320,725

Net cash provided by investing activities	23,180,080	10,085,763
Financing activities:
Principal payments on capital leases	(97,189)	(57,776)
Proceeds from stock option exercises	6,314	161,160
Proceeds from Employee Stock Purchase Plan	67,754	68,900

Net cash provided by (used in) financing activities	(23,121)	172,284

Net increase (decrease) in cash and cash equivalents	5,325,934	(20,777,247)
Cash and cash equivalents at beginning of period	9,157,973	30,332,468

Cash and cash equivalents at end of period	$14,483,907	$9,555,221

Supplemental disclosure of noncash financing and investing activities:
Purchases of fixed asset with capital lease	$298,319	$325,154

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
2. Basis of Presentation
     The unaudited condensed consolidated financial statements of EPIX have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and the rules of the Securities and Exchange Commission (the “SEC” or the “Commission”) for interim reporting. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of the interim period ended June 30, 2008 are not necessarily indicative of the results expected for the full fiscal year.
     As of June 30, 2008, the Company had $43.2 million of cash, cash equivalents and short-term marketable securities. The Company has experienced and continues to experience negative cash flows from operations and it expects to continue to incur net losses in the foreseeable future. The Company believes that it has sufficient cash, along with anticipated revenue that the Company expects to earn in 2008, to meet its funding requirements through the first fiscal quarter of 2009. This projection is based on the Company’s current cost structure and the Company’s current expectations regarding operating expenses and anticipated revenues. There can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available in the future if, and when, it is needed. If adequate funds are not available on acceptable terms, when the Company needs them, the Company’s ability to fund its operations, take advantage of unanticipated opportunities or otherwise respond to competitive pressures would be significantly limited and the Company would be required to curtail its operations.
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
     The Company recognizes nonrefundable upfront license fees and guaranteed, time-based payments that require continuing involvement in the form of research and development as license fee revenue ratably over the development period.

     When the period of deferral cannot be specifically identified from the contract, the Company estimates the period based upon other critical factors contained within the contract. EPIX continually reviews such estimates, which could result in a change in the deferral period and might impact the timing and amount of revenue recognized.
     Milestone payments, which represent a significant performance risk, are recognized as product development revenue when the performance obligations, as defined in the contract, are achieved. Performance obligations typically consist of significant milestones in the development life cycle of the related product candidate, such as the filing of investigational new drug applications, initiation of clinical trials, filing for approval with regulatory agencies and approvals by regulatory agencies. Milestone payments that do not represent a significant performance risk are recognized ratably over the development period.
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
     Common stock potentially issuable but excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2008 and 2007 because their inclusion would have been antidilutive consisted of the following:

	2008	2007

Stock options and awards	4,343,054	3,851,604
Shares issuable on conversion of 3% Convertible Senior Notes (1)	2,239,393	2,239,393
Shares issuable in satisfaction of merger consideration payable (2)	—	2,954,659

Total	6,582,447	9,045,656

(1)	Each $1,000 of senior notes is convertible into 22.39 shares of the Company’s common stock (representing a conversion price of approximately $44.66 per share) if (1) the price of the Company’s common stock trades above 120% of the conversion price for a specified time period, (2) the trading price of the senior notes is below a certain threshold, (3) the senior notes have been called for redemption, or (4) specified corporate transactions have occurred. None of these conversion triggers has occurred as of June 30, 2008.

(2)	Share amount is calculated as if the merger consideration was payable as of June 30, 2007. Actual settlement occurred on October 29, 2007, at which time the Company issued 3,167,000 shares of common stock and paid $5.8 million in cash.
Comprehensive Loss
     In accordance with SFAS No. 130, “Reporting Comprehensive Income,” components of comprehensive loss include net loss and certain transactions that have generally been reported in the statements of stockholders’ deficit. The Company’s comprehensive loss is comprised of its net loss and unrealized gains/losses on the Company’s available-for-sale marketable securities. The comprehensive loss for the three months ended June 30, 2008 and 2007 was $2.5 million and $18.0 million, respectively; and for the six months ended June 30, 2008 and 2007 was $16.2 million and $37.5 million, respectively.
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
     Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. In accordance with SFAS 157, the Company has classified its financial assets and liabilities that are required to be measured at fair value as of June 30, 2008 as follows:

	Balance at	Fair Value Measurements
	June 30,	June 30, 2008
	2008	Level 1	Level 2	Level 3

Cash and cash equivalents	$14,483,907	$14,483,907	$—	$—

Available-for-sale marketable securities	$28,756,232	$—	$28,756,232	$—
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
7. Subsequent Event
     On August 4, 2008, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited, or Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of approximately 8.3 million shares of the Company’s common stock or an aggregate of $50.0 million of common stock during the three years following the entry into the CEFF. Under the CEFF, the Company will be able to drawdown funds in tranches of up to a maximum equivalent of 1.5 percent of the closing market value of its common stock on the last trading day prior to the commencement of the drawdown, or $10.0 million, whichever is less, subject to certain conditions. The purchase price of these shares will be discounted between 6 to 12 percent from the volume-weighted average price of the Company’s common stock for each of the eight trading days following the election to sell shares depending on the trading price at the time of the drawdown. Kingsbridge is not obligated to purchase shares at prices below $1.25 per share or if the volume-weighted average price of the Company’s common stock is below 90% of the closing market value of the Company’s common stock on the trading day immediately preceding the commencement of the drawdown. In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 400,000 shares of the Company’s common stock at a price of $2.4925 per share exercisable beginning in February 5, 2009 for a period of five years thereafter.

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
     The focus of our therapeutic drug discovery and development efforts is on the two classes of drug targets known as G-protein Coupled Receptors, or GPCRs, and ion channels. GPCRs and ion channels are classes of proteins embedded in the surface membrane of all cells and are responsible for mediating much of the biological signaling at the cellular level. We believe that our proprietary drug discovery technology and approach addresses many of the inefficiencies associated with traditional GPCR and ion channel-targeted drug discovery. By integrating computer-based, or in silico, technology with in-house medicinal chemistry, we believe that we can rapidly identify and optimize highly selective drug candidates. We focus on GPCR and ion channel drug targets whose role in disease has already been demonstrated in clinical trials or in preclinical studies. In each of our clinical-stage therapeutic programs, we used our drug discovery technology and approach to optimize a lead compound into a clinical drug candidate in less than ten months, synthesizing fewer than 80 compounds per program. We moved each of these drug candidates into clinical trials in less than 18 months from lead identification. We believe our drug discovery technology and approach enables us to efficiently and cost-effectively discover and develop GPCR and ion channel-targeted drugs.
     Our business strategy is to develop our internally discovered, novel pharmaceutical product candidates through the point of proof of clinical concept, typically completion of Phase 2 clinical trials, and then to seek third-party collaborators for their continued development, regulatory approval and commercialization. In certain disease areas, such as pulmonary hypertension, where we believe we can efficiently obtain regulatory approval and effectively market the product through a specialty sales force, we may seek to retain certain commercialization rights. In March 2008, we discontinued development of one of our clinical-stage programs, PRX-00023, due to lack of efficacy shown in a recently completed Phase 2b trial in patients with major depressive disorder.
RESULTS OF OPERATIONS
Research and Development Overview
     Research and development expense consists primarily of:
•	salaries, benefits and related expenses for personnel engaged in research and development activities;

•	fees paid to contract research organizations to manage and monitor clinical trials;

•	fees paid to research organizations in conjunction with preclinical studies;

•	costs of materials used in research and development and clinical studies;

•	fees paid to access chemical and intellectual property databases;

•	academic testing and consulting, license and sponsored research fees paid to third parties; and

•	costs of facilities and equipment, including depreciation, used in research and development activities.
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
     We currently have one imaging product, Vasovist, which is approved for marketing in more than 30 countries outside of the United States. In January 2008, based on written confirmation from the U.S. Food and Drug Administration, or FDA, regarding our protocol design and statistical analysis plan, we initiated a re-read of the images obtained in prior Phase 3 studies of Vasovist. In April 2008, we announced that we achieved statistically significant positive results from the blinded, independent re-read and had met all pre-specified endpoints prospectively agreed to with the FDA. As a result, we resubmitted a New Drug Application, or NDA, to the FDA for Vasovist on June 30, 2008. In July 2008, we received written confirmation from the FDA that our NDA was a complete submission and that the FDA set a user fee goal date of December 31, 2008 for our NDA.
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
     The following summarizes the applicable disease indication and the clinical status of our three current clinical-stage therapeutic drug candidates

Drug Candidate	Disease Indication	Clinical Trial Status
PRX-03140(1)	Alzheimer’s disease	Phase 2b
PRX-08066(2)	Pulmonary Hypertension/COPD	Phase 2a
PRX-07034(3)	Cognitive impairment	Phase 1b

(1)	In May 2008, we initiated a Phase 2b trial in Alzheimer’s disease of PRX-03140 in combination with donepezil (Aricept ®). This randomized, double-blind, placebo-controlled trial is designed to evaluate the efficacy of PRX-03140 on cognitive function as measured by the change from baseline in the cognitive component of the Alzheimer’s Disease Assessment Scale (ADAS-Cog) score. Patients will be randomized to one of three trial arms: placebo, 50 mg of PRX-03140 once daily or 150 mg of PRX-03140 once daily. All patients in the trial must be treated with 10 mg of Aricept ® for at least four months prior to enrollment. The six month trial is expected to enroll approximately 420 adult patients with Alzheimer’s disease.

In May 2008, we initiated a second Phase 2b trial of PRX-03140 as monotherapy treatment of Alzheimer’s disease. This randomized, double-blind, placebo-controlled trial is designed to evaluate the efficacy of PRX-03140 on cognitive function as measured by the change from baseline in the ADAS-Cog score. Patients will be randomized to one of four trial arms: placebo, donepezil (Aricept ®) positive control, 50 mg of PRX-03140 once daily or 150 mg of PRX-03140 once daily. The three month trial is expected to enroll approximately 240 adult patients with Alzheimer’s disease. This monotherapy trial will also include a three month optional extension.

(2)	We completed a Phase 2a trial of PRX-08066 in pulmonary hypertension associated with chronic obstructive pulmonary disease, or COPD, in August 2007. This randomized, double-blind, placebo-controlled Phase 2 trial enrolled 71 patients with PH associated with COPD. Patients were randomized to one of three arms: 200 mg of PRX-08066 once-daily, 400 mg of PRX-08066 once-daily or placebo. The two-week double-blind phase of the study was followed by an open label extension in which 10 patients received 200 mg daily for six weeks. The primary endpoints of the trial were safety and tolerability of PRX-08066. Efficacy was measured by the effect of PRX-08066 compared to placebo on systolic pulmonary artery pressure, or SPAP, and included 62 evaluable patients who completed the double-blind portion of the study. In a population where decreases of 3 mmHg to 4 mmHg in a post-exercise SPAP are considered clinically significant, the results showed a statistically significant dose-response for the patients that demonstrated a decrease of 4 mmHg or more. In the 400 mg dose group, 45% of the patients had a reduction in post-exercise SPAP of 4 mmHg or more versus 14% on placebo (p=0.043). An analysis of SPAP changes in all subjects revealed a dose trend with median reductions of 1.2 mmHg and 3.38 mmHg in the 200 mg and 400 mg dose groups, respectively, compared with no change on placebo. PRX-08066 was generally well-tolerated. There were no serious adverse events considered related to PRX-08066, and the majority of adverse events were mild or moderate in nature. One subject in the 200 mg dose group who then continued into the six-week open-label extension experienced a modest increase in liver enzyme levels at the end of the extension that was believed to be drug-related. These values returned to normal within two weeks and the subject remained asymptomatic.

(3)	In April 2007, we completed a Phase 1 multiple ascending dose clinical trial studying the safety, tolerability, pharmacokinetics, and pharmacodynamics of PRX-07034 administered once-daily for 28 days in 33 healthy obese adults. Signals suggestive of pharmacologic activity were observed for obesity with a greater proportion of subjects on drug experiencing weight loss during the one month period than subjects on placebo. Overall results on cognitive function as measured by the CogScreen test battery, showed a dose dependent trend for improvement. For the predetermined cognitive endpoint that combines speed and accuracy, there was a statistically significant improvement at the 600 mg dose once daily. Subsequently, an independent external analysis of the CogScreen test battery results confirmed a significant drug effect on cognition but was not able to confirm the dose-dependent trend. No dose limiting toxicity was identified, and no serious adverse events were reported.

In October 2007, we completed a randomized, double-blind, placebo-controlled Phase 1 trial of 21 healthy obese adults. Findings from this study demonstrated that adults taking 600 mg of PRX-07034 twice-daily for 28 days had a weight reduction of an average of 0.45 kg (approximately 1 pound), while adults on placebo gained 1.37 kg (approximately 3 pounds) during the same period, which was statistically significant (p < 0.005). PRX-07034 appeared well-tolerated and there were no serious adverse events reported. An increase in corrected QT interval, or QTc, was apparent at the dose tested, however, with a mean increase over the duration of the study of 10.7 milliseconds for the drug group versus a decrease of 1.7 milliseconds for the placebo group. The corrected QTc is a measurement of the QT interval, which is corrected for heart rate. Prolongations of the QTc are associated with an increased risk for potentially life-threatening heart rhythms and so this measurement is an important index to measure during the development of new drugs. In addition, of the population of 21 adults, one patient on drug discontinued due to a rash that resolved rapidly. There were no discontinuations on placebo. In the prior Phase 1 trial where doses up to 600 mg once daily were studied for 28 days, no clinically meaningful prolongations of the QTc were noted.
     Completion of clinical trials may take several years or more, but the length of time can vary substantially according to a number of factors, including the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials, and therefore the amount and timing of our capital requirements, may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:
•	the number of patients that participate in the trials;

•	the length of time required to enroll suitable patient subjects;

•	the number of sites included in the trials;

•	the duration of patient follow-up that seems appropriate in view of results; and

•	the efficacy and safety profile of the drug candidate.
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
     We do not budget or manage our research and development costs by project on a fully allocated basis. Consequently, fully allocated research and development costs by project are not available. We use our employee and infrastructure resources across several projects and many of our costs are not attributable to an individually-named project but are directed to broadly applicable research projects. As a result, we cannot state precisely the costs incurred for each of our clinical and preclinical projects on a project-by-project basis. We estimate that, from the date we acquired Predix, August 16, 2006, through June 30, 2008, total third-party costs incurred for preclinical study support, clinical supplies and clinical trials associated with our three current therapeutic clinical programs are as follows:

PRX-03140	$13.7 million

PRX-08066	$ 5.5 million

PRX-07034	$ 9.7 million
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
Financial Results
Revenues
     The following table presents revenue and revenue growth (decline) for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008		2007
		Growth
	Revenue	(Decline)	Revenue

Product development revenue	$16,868,438	4170%	$395,087
Royalty revenue	159,196	(49%)	315,135
License fee revenue	327,361	(69%)	1,046,458

Total revenues	$17,354,995	888%	$1,756,680

	Six Months Ended June 30,
	2008		2007
		Growth
	Revenue	(Decline)	Revenue

Product development revenue	$18,795,858	2166%	$829,479
Royalty revenue	297,040	(63%)	802,793
License fee revenue	670,371	(68%)	2,079,308

Total revenues	$19,763,269	432%	$3,711,580

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
     Product development revenue increased $16.5 million and $18.0 million for the three and six months ended June 30, 2008, respectively, compared to the corresponding prior year periods. This increase primarily relates to $13.0 million of milestone revenue earned under our collaboration agreement with GlaxoSmithKine in the second quarter of 2008, increased reimbursed research costs earned from our collaboration agreements with GlaxoSmithKline and CFFT and an increase in development revenue for Vasovist. The decrease in royalty revenue of 49% and 63% for the three and six months ended June 30, 2008, respectively, compared to the corresponding prior year periods was primarily due to a reduction in royalties on sales of MultiHance by Bracco due to the expiration of patents in 2007. License fee revenue decreased 69% and 68% for the three and six months ended June 30, 2008, respectively, compared to the corresponding prior year periods primarily as a result of a decrease in the recognition of deferred revenue from the Amgen collaboration agreement. The deferred revenue from our Amgen agreement was fully recognized in October 2007 when we completed our research obligation.
Research and Development Expense
     Research and development expense of $15.0 million for the three months ended June 30, 2008 reflects an increase of 2% from the corresponding prior year period. Research and development expense of $27.7 million for the six months ended June 30, 2008 reflects a decrease of 2% from the corresponding prior year period. The increase in research and development expense for the three months ended June 30, 2008 was primarily due to increased costs to support our preclinical programs during the period. This increase was partially offset by a decrease in third-party expenses associated with our PRX-00023 program that was discontinued in March 2008. The decrease in research and development expense for the six months ended June 30, 2008 was primarily due to a decrease of $3.6 million in third-party expenses associated with our three on-going therapeutic clinical development programs and a decrease in third-party costs associated with the discontinued PRX-00023 program. These decreases were partially offset by costs incurred for the Vasovist re-read and increased costs to support our preclinical programs during the period. Clinical program costs incurred in the three and six months ended June 30, 2008 include costs for the ongoing two Phase 2b clinical trials of PRX-03140 for Alzheimer’s disease, the completion of the Phase 2b clinical trial of PRX-00023 for depression and costs incurred to support planned clinical trials in 2008 and 2009 for the PRX-08066 and PRX-07034 programs.
General and Administrative Expense
     General and administrative expense of $3.4 million and $6.4 million for the three and six months ended June 30, 2008,

respectively, reflects a decrease of 25% and 51% from the corresponding prior year periods. The decrease in the three and six month periods ending June 30, 2008 was primarily due to $5.7 million of nonrecurring legal and accounting costs incurred in 2007 associated with our stock option investigation that was completed in early 2007.
Interest and Other Income
     Interest and other income of $0.3 million and $0.9 million for the three and six months ended June 30, 2008, respectively, reflects a decrease of 75% and 71% from the corresponding prior year periods. The decreases were primarily due to a decrease in interest income resulting from lower levels of cash and marketable securities available to invest due to cash being used to fund operations and due to lower interest rates. In addition, the six month period ended June 30, 2007 includes $0.6 million of other income from the settlement of a contract dispute.
Interest Expense
     Interest expense of $0.9 million and $1.9 million for the three and six months ended June 30, 2008, respectively, reflects a decrease of 29% and 24% from the corresponding prior year periods. The decrease in interest expense was primarily due to the inclusion of interest expense in the 2007 periods for the milestone payable to the former shareholders of Predix, which was paid in October 2007.
Provision for Income Taxes
     The provision for income taxes in 2007 represents income taxes withheld in Italy on Bracco royalties for MultiHance sales. Royalties on these sales were discontinued in the second quarter of 2007.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal sources of liquidity consist of cash, cash equivalents and available-for-sale marketable securities of $43.2 million at June 30, 2008 as compared to $61.1 million at December 31, 2007. The decrease in cash, cash equivalents and available-for-sale marketable securities of $17.9 million was primarily attributable to funding of ongoing operations during the six months ended June 30, 2008.
     We used approximately $17.8 million of cash to fund operating activities for the six months ended June 30, 2008, as compared to $31.0 million for the same period in 2007. The net use of cash to fund operations for the six months ended June 30, 2008 primarily resulted from the net loss of $16.1 million and an increase in accounts receivable of approximately $3.3 million due to increased clinical and preclinical development work with our collaboration partners. These uses of cash were partially offset by an increase in accrued expenses of approximately $1.7 million, which was primarily due to an increase in accrued costs for clinical activities. The net cash used to fund operations during the six months ended June 30, 2007 consisted of a net loss of $37.6 million, which was partially offset by an increase of $3.6 million in accounts payable and accrued expenses largely resulting from increased clinical trial activity and the receipt of $2.5 million for landlord allowances towards construction at our Lexington, Massachusetts facility.
     Our investing activities provided $23.2 million of cash during the six months ended June 30, 2008 as compared to $10.1 million of cash provided during the same period in 2007. Investing activities in 2008 primarily consisted of $23.6 million of net redemptions of marketable securities to fund operating activities and $0.6 million of capital expenditures. The primary source of cash in the 2007 period consisted of $13.6 million of net redemptions of marketable securities, which was partially offset by $3.8 million of capital expenditures related to the build out of laboratory space at our Lexington, Massachusetts facility.
     Our primary sources of cash include payments from CFFT and GlaxoSmithKline for research services and milestones earned and monthly interest income on our cash, cash equivalents and available-for-sale marketable securities. Future potential cash inflows may include research funding, cost reimbursements, royalties, milestone and option payments from our current strategic collaborators, GlaxoSmithKline, Amgen, and CFFT. Because of anticipated spending for the continued development of our preclinical and clinical compounds, we do not expect positive cash flow from operating activities for at least the next several years.
     Known outflows, in addition to our ongoing research and development and general and administrative expenses, include interest on our $100.0 million convertible notes at a rate of 3% payable semi-annually on June 15 and December 15 and a milestone payment of $2.5 million owed to Covidien, in the event the FDA approves Vasovist.
     On August 4, 2008, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited or Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of approximately 8.3 million shares of our common stock or an aggregate of $50.0 million of our common stock during the next three years. Under the CEFF, we will be able to draw down funds in tranches of up to a maximum equivalent of 1.5 percent of the closing market value of our common stock on the last trading day prior to the commencement of the drawdown, or $10.0 million, whichever is less, subject to certain conditions. The purchase price of these shares will be discounted between 6 and 12 percent from the volume-weighted average price of our common stock for each of the eight trading days following the election to sell shares depending on the trading price at the time of the drawdown. Kingsbridge is not obligated to purchase shares at prices below $1.25 per share or if the volume-weighted average price of our common stock is below 90% of the closing market value of our common stock on the trading day immediately preceding the commencement of the drawdown. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase 400,000 shares of our common stock at a price of $2.4925 per share, exercisable beginning on February 5, 2009 for a period of five years thereafter.
     We estimate that cash, cash equivalents and marketable securities on hand as of June 30, 2008 and anticipated revenue we will earn in 2008 will fund our operations through the first quarter of 2009. Our Committed Equity Financing Facility may provide funding beyond the first quarter of 2009, depending upon the amount and timing of drawdowns from the facility. This projection is based on our current cost structure and our current expectations regarding operating expenses and anticipated revenues. Our future liquidity and capital requirements will depend on numerous factors, including the following: the progress and scope of clinical and preclinical trials; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both U.S. and foreign governmental approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the extent to which our products, if any, gain market acceptance; the timing and costs of product introductions; the extent of our ongoing and new research and development programs; the costs of training physicians to become proficient with the use of our potential products; and, if necessary, once regulatory approvals are received, the costs of developing marketing and distribution capabilities. In addition, if holders of our convertible senior notes require redemption of the notes, we would be required to repay $100.0 million, plus accrued and unpaid interest, on June 15, 2011, 2014 and 2019 and upon certain other designated events under the notes, which include a change of control or termination of trading of our common stock on the NASDAQ Stock Market. We may need to raise substantial additional funds to cover our future capital requirements through equity or debt financings, strategic alliances or otherwise. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations, take advantage of unanticipated opportunities or otherwise respond to competitive pressures would be significantly limited.

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
     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would result in an insignificant change in the fair market value of our total portfolio at June 30, 2008.
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
ITEM 1A. Risk Factors.
     We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 other than changes set forth in our Quarterly Report on Form 10-Q for the period ended March 31, 2008 and changes to the risk factors as set forth below to update for changes in our management team and to update the status of the resubmission of our NDA for Vasovist to the FDA. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the foregoing risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.
If we are unable to attract and retain key management and other personnel, it would hurt our ability to operate effectively and execute our business strategy.
     Our future business and operating results depend in significant part upon our ability to attract and retain qualified directors, senior management and key technical personnel. There can be no assurance that we will be able to retain any of our key management and scientific personnel. Each of our executive officers and key scientific personnel could terminate his or her relationship with us at any time. For instance, in May 2008, Andrew Uprichard, M.D. resigned his position as our President, and, in July 2008, Michael G. Kauffman, M.D., Ph.D. resigned his position as our Chief Executive Officer. Drs. Uprichard and Kauffman have been critical to the pursuit of our business goals and we may experience difficulties implementing our business strategy following their respective departures. The loss of any of our key management and other personnel, or their failure to perform their current positions, could have a material adverse effect on our business, financial condition and results of operations, and our ability to achieve our business objectives or to operate or compete in our industry may be seriously impaired. Competition for personnel is intense and we may not be successful in attracting or retaining such personnel. If we were to lose additional key employees, we could spend a significant amount of time and resources to replace them, which would impair our research and development or commercialization efforts.
Despite our resubmission of a new drug application with the FDA for Vasovist, we may never obtain approval to market and sell Vasovist in the United States or monetize the potential royalty stream therefrom, either of which would materially harm our revenues.
     Vasovist has not been approved for marketing and sale in the United States by the FDA. In connection with a new drug application, or NDA, that we submitted for Vasovist in December 2003, we received an approvable letter from the FDA in January 2005 in which the FDA requested additional clinical trials prior to approval. In May 2005, we submitted a response to the FDA approvable letter, which was accepted by the FDA as a complete response in June 2005. In November 2005, the FDA provided us with a second approvable letter which indicated that at least one additional clinical trial and a re-read of images obtained in certain previously completed Phase 3 trials will be necessary before the FDA could approve Vasovist. After considering the parameters of the additional clinical trials requested by the FDA, we filed a formal appeal with the FDA asking the FDA to approve Vasovist and to utilize an advisory committee as part of the appeal process. In August 2006, the FDA denied our appeal and suggested that we conduct two new clinical trials for Vasovist. In February 2007, we filed our second formal appeal with the FDA asking the FDA to approve Vasovist and to utilize an advisory committee as part of the appeal process. On June 15, 2007, we received a letter from the FDA denying our second formal appeal, but indicated that a blinded re-read, or reanalysis, of the images obtained in our previously completed Phase 3 clinical trials of Vasovist could provide the potential evidence to support approval of Vasovist if the results of the re-read are positive. In January 2008, we initiated the re-read of the images obtained in prior Phase 3 studies, and in April 2008 we announced that we met all pre-specified endpoints for the re-read prospectively agreed to with the FDA. Although we resubmitted an NDA to the FDA for Vasovist on June 30, 2008, the approval and labeling of Vasovist remains subject to significant uncertainties related to a number of factors, including the FDA’s review process and conclusions regarding the NDA resubmission. We cannot assure you that the FDA will approve Vasovist. If the FDA does not approve Vasovist, we will not receive revenues based on sales of Vasovist in the United States.
     In addition, pursuant to our collaboration with Bayer Schering Pharma AG, Germany, we are entitled to a percentage of Bayer Schering Pharma AG, Germany’s operating profit margin on sales of Vasovist in the United States. We may seek to monetize these potential royalties to fund our clinical pipeline. Any failure or delay by the FDA in approving Vasovist could materially and adversely affect our ability to enter into any such agreements. In addition, our ability to successfully monetize our interest in sales of Vasovist in the United States will also be dependent on current and historical sales of Vasovist by Bayer Schering Pharma AG, Germany outside the United States. To date, sales of Vasovist outside the United States have not been significant. We cannot assure you that we would be able to enter into an agreement with a third party to monetize such royalties, and our failure to do so could materially and adversely affect our ability to generate revenues. In addition, disagreements with Bayer Schering Pharma AG, Germany regarding our collaboration or otherwise could delay or terminate our efforts to successfully monetize our share of U.S. royalties on Vasovist.
ITEM 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on Monday, May 19, 2008, in Boston, Massachusetts, at which the following matters were submitted to a vote of the stockholders:
(a) Votes regarding the election of the persons named below as class III members to our board of directors, each for a three-year term and until his successor has been duly elected and qualified or until his earlier resignation or removal, were as follows:

	For	Withheld
Frederick Frank	30,354,000	1,501,713
Gregory D. Phelps	30,358,171	1,497,542
Ian F. Smith, CPA	30,362,387	1,493,326

(b) Votes regarding approval of our 2008 Stock Option and Incentive Plan adopted by our board of directors on March 4, 2008 were as follows:

For	Against	Abstentions
20,129,659	1,573,248	54,717
(c) Votes regarding the ratification of the appointment of the accounting firm of Ernst & Young LLP as our independent registered public accountants for the current fiscal year were as follows:

For	Against	Abstentions
31,692,461	83,360	79,892

ITEM 6. Exhibits.

Exhibit
number	Description

10.1#	Letter Agreement between the Company and Elkan Gamzu, Ph.D., dated as of July 25, 2008. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 28, 2008 and incorporated herein by reference.

10.2#	Employment Agreement between the Company and Chen Schor, dated as of June 16, 2008. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2008 and incorporated herein by reference.

10.3#	Separation Agreement and Post-Employment Consulting Agreement between the Company and Andrew Uprichard, M.D., dated May 29, 2008. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2008 and incorporated herein by reference.

10.4#	Separation Agreement between the Company and Michael G. Kauffman, M.D., Ph.D., dated as of July 25, 2008. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2008 and incorporated herein by reference.

10.5#	2008 Stock Option and Incentive Plan and forms of award agreements thereunder. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 21, 2008 and incorporated herein by reference.

10.6*	Lease between Trustees of 4 Maguire Road Realty Trust and EPIX Delaware, Inc. dated as of January 30, 1998, as amended through June 2, 2008.

10.7+	Research, Development and Commercialization Agreement between EPIX Pharmaceuticals, Inc. and Cystic Fibrosis Foundation Therapeutics, Inc., dated as of April 1, 2008. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference.

31.1*	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2*	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Identifies a management contract or compensatory plan or agreement in which an executive officer or director of the Company participates.

+	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIX Pharmaceuticals, Inc.
Date: August 7, 2008	By:	/s/ Kim Cobleigh Drapkin
Kim Cobleigh Drapkin
Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit
number	Description

10.1#	Letter Agreement between the Company and Elkan Gamzu, Ph.D., dated as of July 25, 2008. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 28, 2008 and incorporated herein by reference.

10.2#	Employment Agreement between the Company and Chen Schor, dated as of June 16, 2008. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2008 and incorporated herein by reference.

10.3#	Separation Agreement and Post-Employment Consulting Agreement between the Company and Andrew Uprichard, M.D., dated May 29, 2008. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2008 and incorporated herein by reference.

10.4#	Separation Agreement between the Company and Michael G. Kauffman, M.D., Ph.D., dated as of July 25, 2008. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2008 and incorporated herein by reference.

10.5#	2008 Stock Option and Incentive Plan and forms of award agreements thereunder. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 21, 2008 and incorporated herein by reference.

10.6*	Lease between Trustees of 4 Maguire Road Realty Trust and EPIX Delaware, Inc. dated as of January 30, 1998, as amended through June 2, 2008.

10.7+	Research, Development and Commercialization Agreement between EPIX Pharmaceuticals, Inc. and Cystic Fibrosis Foundation Therapeutics, Inc., dated as of April 1, 2008. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference.

31.1*	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2*	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

#	Identifies a management contract or compensatory plan or agreement in which an executive officer or director of the Company participates.

+	Confidential treatment has been requested for portions of this exhibit.