Form 10-Q
period 2009-03-31
EPIX Pharmaceuticals, Inc.
filed 2009-05-11
CIK 1027702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (781) 761-7600
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of May 8, 2009, 74,775,862 shares of the registrant’s Common Stock, $0.01 par value per share, were issued and outstanding.

EPIX Pharmaceuticals, Inc.
Quarterly Report on Form 10-Q
INDEX

PART I. FINANCIAL INFORMATION
EPIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$14,733,581	$24,596,683
Accounts receivable	1,680,523	1,752,094
Prepaid expenses and other assets	1,957,698	1,424,327

Total current assets	18,371,802	27,773,104
Property and equipment, net	3,196,563	5,300,682
Other assets	2,892,779	3,055,859
Goodwill	4,939,814	4,939,814

Total assets	$29,400,958	$41,069,459

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,131,386	$1,058,563
Accrued expenses	7,161,798	9,646,509
Current portion of capital lease obligation	217,038	221,585
Deferred revenue	1,266,521	1,500,412
Other current liabilities	819,013	4,457,423
Convertible debt	100,000,000	—

Total current liabilities	111,595,756	16,884,492
Deferred revenue	13,474,919	13,791,549
Capital lease obligation	162,103	214,143
Other liabilities	7,771,504	4,270,345
Convertible debt	—	100,000,000

Total liabilities	133,004,282	135,160,529
Commitments and contingencies
Stockholders’ deficit:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—

Common Stock, $0.01 par value, 100,000,000 shares authorized; 41,947,441 and 41,914,691 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	419,474	419,147
Additional paid-in-capital	350,547,408	350,318,033
Accumulated deficit	(454,570,206)	(444,828,250)

Total stockholders’ deficit	(103,603,324)	(94,091,070)

Total liabilities and stockholders’ deficit	$29,400,958	$41,069,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Product development revenue	$2,904,977	$1,927,420
Royalty revenue	193,187	137,844
License fee revenue	550,521	343,010

Total revenues	3,648,685	2,408,274

Operating expenses:
Research and development	7,524,851	12,691,249
General and administrative	3,102,115	3,038,260
Royalties	79,955	39,046
Restructuring	1,796,977	—

Total operating expenses	12,503,898	15,768,555

Operating loss	(8,855,213)	(13,360,281)
Interest and other income	55,219	629,225
Interest expense	(941,962)	(1,003,430)

Net loss	$(9,741,956)	$(13,734,486)

Weighted average shares:
Basic and diluted	41,927,862	41,353,992

Net loss per share, basic and diluted	$(0.23)	$(0.33)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net loss	$(9,741,956)	$(13,734,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and asset write offs	2,125,931	451,820
Stock compensation expense	229,702	604,923
Amortization of deferred financing costs	132,799	128,072
Accretion of discount on available-for-sale securities	—	(363,791)
Changes in operating assets and liabilities:
Accounts receivable	71,571	(312,500)
Prepaid expenses and other current assets	(533,371)	(678,331)
Other assets and liabilities	(105,744)	(625,245)
Accounts payable	1,072,823	(294,799)
Accrued expenses	(2,484,711)	682,807
Deferred revenue	(550,521)	(343,010)

Net cash used in operating activities	(9,783,477)	(14,484,540)
Investing activities:
Purchases of marketable securities	—	(6,264,238)
Sales or redemptions of marketable securities	—	24,260,570
Purchases of fixed assets	(21,812)	(354,298)
Other investing activity	(1,226)	148,472

Net cash provided by (used in) investing activities	(23,038)	17,790,506
Financing activities:
Principal payments on capital leases	(56,587)	(48,899)
Proceeds from stock option exercises	—	4,344

Net cash used in financing activities	(56,587)	(44,555)

Net increase (decrease) in cash and cash equivalents	(9,863,102)	3,261,411
Cash and cash equivalents at beginning of period	24,596,683	9,157,973

Cash and cash equivalents at end of period	$14,733,581	$12,419,384

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
  Going Concern Uncertainty and Management’s Plans
     The Company has experienced and continues to experience negative cash flows from operations and it expects to continue to incur net losses in the foreseeable future. Accordingly, in March 2009 and October 2008, the Company implemented workforce reductions that eliminated a total of approximately 62% of its workforce in connection with efforts to reduce its cost structure. The Company also narrowed the focus of its research and development efforts to its lead clinical programs, PRX-03140 being developed for the treatment of Alzheimer’s disease and PRX-08066 being developed for the treatment of pulmonary hypertension associated with chronic obstructive pulmonary disease, as well as its partnered preclinical programs with GlaxoSmithKline and CFFT. In connection with the March 2009 workforce reduction, the Company entered into a letter agreement with GlaxoSmithKline allowing the Company to reduce its research and development obligations under the collaboration agreement, during the period from March 13, 2009 to September 13, 2009, for programs other than the PRX-03140 program.
     On April 6, 2009, the Company sold the U.S. (including Puerto Rico), Canadian and Australian rights for MS-325 (formerly marketed as Vasovist, gadofosveset trisodium, by Bayer Schering Pharma AG, Germany or Bayer Schering), its novel blood pool magnetic resonance angiography (MRA) agent, to Lantheus Medical Imaging, Inc. for aggregate gross cash proceeds of $28.0 million. The Company paid $10.5 million of the proceeds from the transaction to Bayer Schering in satisfaction of the Company’s obligations to Bayer Schering in connection with the sale of rights under the terms of their collaboration and commercialization agreement that terminated as of February 28, 2009.
     On April 7, 2009, the Company commenced an exchange offer (the “Exchange Offer”) for its $100 million aggregate principal amount of 3% Convertible Senior Notes due 2024 (the “Notes”), which was consummated on May 7, 2009. An aggregate of $96,839,000 principal amount of Notes were tendered and not withdrawn in the Exchange Offer. Under the terms of the Exchange Offer, EPIX issued in exchange for each $1,000 in principal amount of Notes tendered, a cash payment of $180.00, 339 shares of common stock, par value $0.01 per share, and one contingent value right (“CVR”). Subject to certain exceptions, each CVR represents a contractual right to receive additional payments if, within nine months after completion of the Exchange Offer or earlier in certain circumstances, the Company consummates any future repurchase of Notes not tendered in the Exchange Offer at a value that exceeds that offered in the Exchange Offer. The Company issued an aggregate of $17.4 million, 32.8 million shares of common stock and 96,839 CVRs in exchange for the tendered Notes plus accrued and unpaid interest. The Company used the net cash proceeds from the sale of MS-325 to fund the cash portion of the Exchange Offer.
     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. On February 4, 2009, the Company received notice from the Listing Qualifications Panel of the NASDAQ Stock Market LLC (“NASDAQ”) that NASDAQ has determined to continue the listing of the Company’s common stock on the NASDAQ Global Market subject to its compliance with Marketplace Rule 4450(b)(1)(A) (now Rule 5450(b)(2)), which requires the Company to maintain a market value of its common stock of at least $50.0 million for at least 10 consecutive days on or prior to May 11, 2009. On May 7, 2009, the Company transferred the listing of its common stock from the NASDAQ Global Market to the NASDAQ Capital Market on a conditional basis, pending the Company evidencing by May 11, 2009 either a market value of its common stock of over $35.0 million for a period of 10 consecutive trading days or compliance with one of the alternative listing criteria, including a shareholders’ equity of at least $2.5 million. The Company did not meet any of these criteria by May 11, 2009, and, therefore the Company’s common stock will be delisted on or about May 13, 2009. Once the Company’s common stock is delisted, the Company intends for its common stock to be eligible for trading on the Over-the-Counter Bulletin Board, an electronic quotation service maintained by the Financial Industry Regulatory Authority. Once the Company’s common stock is delisted from NASDAQ, the holders of the remaining $3.2 million aggregate principal amount of the Notes that did not tender their Notes in the Exchange Offer could request redemption of their Notes at face value, plus accrued and unpaid interest. As a result of the potential delisting of the Company’s common stock from NASDAQ, the Company reclassified the Notes to current liabilities at March 31, 2009. As of March 31, 2009, the Company had $14.7 million of cash and cash equivalents to fund its operations. The Company estimates that its cash and cash equivalents, along with anticipated revenue that the Company expects to earn in the near term, will fund its operations through August 2009. This projection is based on the Company’s current cost structure and the Company’s current expectations regarding operating expenses and anticipated revenues and assumes no redemption of any untendered Notes. If the Company is required to redeem any untendered Notes prior to the end of August 2009, however, its available cash and cash equivalents would be depleted prior to the end of August 2009.
     In order to continue operations beyond August 2009, the Company must raise additional capital. If the Company is unable to obtain such additional funds, it will not be able to sustain its operations and would be required to cease its operations and/or seek bankruptcy protection. Given the difficult current economic environment, the Company believes that it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. As a result of these conditions, there is substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.
2. Basis of Presentation
     The unaudited condensed consolidated financial statements of EPIX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules of the Securities and Exchange Commission (the “SEC” or the “Commission”) for interim reporting. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of the interim period ended March 31, 2009 are not necessarily indicative of the results expected for the full fiscal year.
     The unaudited condensed consolidated financial statements and related disclosures have been prepared with the assumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
     Loss Per Share
     The Company computes loss per share in accordance with the provisions of SFAS No. 128, “Earnings per Share.” Basic net loss per share is based upon the weighted-average number of common shares outstanding and excludes the effect of dilutive common stock issuable upon exercise of stock options and warrants, vesting of restricted stock units and convertible debt. In computing diluted loss per share, only potential common shares that are dilutive, or those that reduce earnings per share, are included. The issuance of common stock from the exercise of options and warrants, vesting of restricted stock units and convertible debt is not assumed if the result is anti-dilutive, such as when a loss is reported.
     Common stock potentially issuable but excluded from the calculation of diluted net loss per share for the three months ended March 31, 2009 and 2008 because their inclusion would have been antidilutive consisted of the following:

	March 31,
	2009	2008
Stock options, awards and warrants	3,599,029	4,562,252
Shares issuable on conversion of 3% Convertible Senior Notes (1)	2,239,393	2,239,393

Total	5,838,422	6,801,645

(1)	Each $1,000 of senior notes is convertible into 22.39 shares of the Company’s common stock (representing a conversion price of approximately $44.66 per share) if (1) the price of the Company’s common stock trades above 120% of the conversion price for a specified time period, (2) the trading price of the senior notes is below a certain threshold, (3) the senior notes have been called for redemption, or (4) specified corporate transactions have occurred. None of these conversion triggers has occurred as of March 31, 2009. On May 7, 2009, the Company consummated an exchange offer by which it issued common stock, cash and contingent value rights in exchange for $96.8 million out of the total $100.0 million principal amount of the senior notes.
Fair Value Measurements
     SFAS No. 157 “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard creates a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At March 31, 2009, the Company did not have any assets or liabilities measured at fair value.
Comprehensive Loss

     In accordance with SFAS No. 130, “Reporting Comprehensive Income,” components of comprehensive loss include net loss and certain transactions that have generally been reported in the statements of stockholders’ deficit. The Company’s comprehensive loss was equal to its net loss for the three months ended March 31, 2009 and 2008.
Reclassifications
     Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation of the financial statements.
4. Restructuring Charges
     The Company has experienced and continues to experience negative cash flows from operations. Accordingly, in March 2009 and October 2008, the Company eliminated approximately 50% and 23% of its then current workforce, respectively in connection with efforts to reduce its cost structure. The Company also narrowed the focus of its research and development efforts to its lead clinical programs, PRX-03140 being developed for the treatment of Alzheimer’s disease and PRX-08066 being developed for the treatment of pulmonary hypertension associated with chronic obstructive pulmonary disease, as well as its partnered preclinical programs with GlaxoSmithKline and CFFT. In connection with these workforce reductions, the Company incurred a restructuring charge of approximately $0.2 million in the fourth quarter of 2008 and $0.5 million in the first quarter of 2009 for cash payments of one-time employee termination benefits, including severance, and other benefits for the October 2008 and March 2009 reductions in force, respectively. The October 2008 restructuring was completed in the fourth quarter of 2008 and the March 2009 restructuring was completed in April 2009. In addition, the March 2009 workforce reduction was deemed to be an impairment indicator under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result of performing the impairment evaluation, an asset impairment charge of $1.3 million was recorded to adjust the carrying value of the related leasehold improvements to its net realizable value.
     The following table displays the restructuring activity and liability balances:

	Severance	Impairment	Total
Balance at December 31, 2008	$—	$—	$—
March 2009 charge	480,266	1,316,711	1,796,977
Cash payments	(353,941)	—	(353,941)
Asset impairment	—	(1,316,711)	(1,316,711)

Balance at March 31, 2009	$126,325	$—	$126,325

     The Company accounts for its restructuring charges in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred.
5. Goodwill
     The Company assesses the realizability of goodwill annually and whenever events or changes in circumstances indicate it may be impaired. Based on impairment indicators that were primarily the result of significant uncertainty about the Company’s ability to raise capital given market conditions, the Company tested for impairment as of March 31, 2009. When testing for goodwill impairment, the Company performs a step I goodwill impairment test to identify a potential impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In doing so, the Company compares the fair value of the Company, the sole reporting unit, with its carrying amount. If the carrying amount exceeds the fair value, goodwill may be impaired and a step II goodwill impairment test would be performed to measure the amount of any impairment loss. As the Company had a stockholders’ deficit balance as of the testing date, the fair value exceeded this amount and the Company passed the step I impairment test, and accordingly goodwill was not impaired as of March 31, 2009.
6. New Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) on January 1, 2009 did not have a significant impact on the Company’s financial position and results of operations.
     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14,

“Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” In addition, FSP APB 14-1 indicates that issuers of such instruments generally should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for the Company beginning January 1, 2009. The adoption of FSP APB 14-1 did not impact the Company’s financial position and results of operations as the provisions of FSP APB 14-1 do not apply to the Company’s convertible debt since it is not able to be settled in cash upon conversion.
7. Subsequent Events
     On April 6, 2009 the Company sold the U.S. (including Puerto Rico), Canadian and Australian rights for MS-325 (formerly marketed as Vasovist, gadofosveset trisodium, by Bayer Schering), its novel blood pool magnetic resonance angiography agent, to Lantheus Medical Imaging, Inc. for aggregate gross cash proceeds of $28.0 million. The Company paid $10.5 million of the proceeds from the transaction to Bayer Schering in satisfaction of the Company’s obligations to Bayer Schering in connection with the sale of rights under the terms of their collaboration and commercialization agreement that terminated as of February 28, 2009. The Company continues to own the European and other non-U.S. rights (other than in Canada and Australia) for MS-325.
     On April 7, 2009, the Company commenced the Exchange Offer, which was consummated on May 7, 2009. An aggregate of $96,839,000 principal amount of Notes were tendered and not withdrawn in the Exchange Offer. Under the terms of the Exchange Offer, EPIX issued in exchange for each $1,000 in principal amount of Notes tendered, a cash payment of $180.00, 339 shares of common stock, par value $0.01 per share, and one CVR. Subject to certain exceptions, each CVR represents a contractual right to receive additional payments if, within nine months after completion of the Exchange Offer or earlier in certain circumstances, the Company consummates any future repurchase of Notes not tendered in the Exchange Offer at a value that exceeds that offered in the Exchange Offer. The Company issued an aggregate of $17.4 million, 32.8 million shares of common stock and 96,839 CVRs in exchange for the tendered Notes plus accrued and unpaid interest. The Company used the net cash proceeds from the sale of MS-325 to fund the cash portion of the Exchange Offer. The Company has classified the $100 million of Convertible Senior Notes as a current liability on its balance sheet as of March 31, 2009 as the holders of the Notes could redeem their Notes at face value, plus accrued and unpaid interest, if the Company’s common shares are delisted from the NASDAQ.
     On May 7, 2009, the Company transferred the listing of its common stock from the NASDAQ Global Market to the NASDAQ Capital Market on a conditional basis, pending the Company evidencing by May 11, 2009 either a market value of its common stock of over $35.0 million for a period of 10 consecutive trading days or compliance with one of the alternative listing criteria, including a shareholders’ equity of at least $2.5 million. The Company did not meet any of these criteria by May 11, 2009, and, therefore the Company’s common stock will be delisted on or about May 13, 2009. Once the Company’s common stock is delisted, the Company intends for its common stock to be eligible for trading on the Over-the-Counter Bulletin Board, an electronic quotation service maintained by the Financial Industry Regulatory Authority. Once the Company’s common stock is delisted from NASDAQ, the holders of the remaining $3.2 million aggregate principal amount of the Notes that did not tender their Notes in the Exchange Offer could request redemption of their Notes at face value, plus accrued and unpaid interest.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008, which has been filed with the Securities and Exchange Commission. In addition to historical consolidated financial information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are intended to be covered by the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to statements concerning management’s expectations regarding expected future revenue and expenses, our partnering strategies, the progress of our clinical development programs, our expectations regarding available cash, our expectations concerning the listing status of our common stock and management’s plans, objectives and strategies constitute forward-looking statements. Forward-looking statements, which are based on certain assumptions and reflect our plans, estimates and beliefs, can generally be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Our actual results could differ materially from those discussed in the forward-looking statements. We urge you to consider the risks and uncertainties described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as well as elsewhere in this report, in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
     Our blood-pool magnetic resonance angiography imaging agent, MS-325, (formerly marketed as Vasovist, gadofosveset trisodium, by Bayer Schering Pharma AG, Germany, or Bayer Schering), was approved by the U.S. Food and Drug Administration, or FDA, for marketing in the United States in December 2008, and has been approved for marketing in over 30 countries outside of the United States. In September 2008, Bayer Schering terminated the strategic collaboration agreement between us and Bayer Schering relating to MS-325, effective February 28, 2009. Accordingly, the worldwide commercial rights for MS-325 were transferred back to us on such date. On April 6, 2009, we sold the U.S. (including Puerto Rico), Canadian and Australian rights for MS-325 to Lantheus Medical Imaging, Inc. for aggregate gross cash proceeds of $28.0 million. We paid $10.5 million of the proceeds from the transaction to Bayer Schering in satisfaction of our obligations to Bayer Schering in connection with the sale of rights under the terms of the collaboration and commercialization agreement that terminated as of February 28, 2009. We continue to own the European and other non-U.S. rights (other than in Canada and Australia) for MS-325.
     On April 7, 2009, we commenced an exchange offer, or the Exchange Offer, for our $100 million aggregate principal amount of 3% Convertible Senior Notes due 2024, or the Notes, which was consummated on May 7, 2009. An aggregate of $96,839,000 principal amount of Notes were tendered and not withdrawn in the Exchange Offer. Under the terms of the Exchange Offer, we issued in exchange for each $1,000 in principal amount of Notes tendered, a cash payment of $180.00, 339 shares of common stock, par value $0.01 per share, and one contingent value right, or CVR. Subject to certain exceptions, each CVR represents a contractual right to receive additional payments if, within nine months after completion of the Exchange Offer or earlier in certain circumstances, we consummate any future repurchase of Notes not tendered in the Exchange Offer at a value that exceeds that offered in the Exchange Offer. We issued an aggregate of $17.4 million, 32.8 million shares of common stock and 96,839 CVRs in exchange for the tendered Notes plus accrued and unpaid interest. We used the net cash proceeds from the sale of MS-325 to fund the cash portion of the Exchange Offer.
     We have experienced and continue to experience negative cash flows from operations and we expect to continue to incur net losses in the foreseeable future. Accordingly, in March 2009 and October 2008, we implemented workforce reductions that eliminated approximately 62% of our workforce in connection with our efforts to reduce our cost structure. These workforce reductions are expected to reduce our annual salary and benefit costs by approximately $7.6 million. We also narrowed the focus of our research and development efforts to our lead clinical programs, PRX-03140 being developed for the treatment of Alzheimer’s disease and PRX-08066 being developed for the treatment of pulmonary hypertension associated with chronic obstructive pulmonary disease (COPD), as well as our partnered preclinical programs with GlaxoSmithKline and CFFT. In connection with the March 2009 workforce reduction, we entered into a letter agreement with GlaxoSmithKline allowing us to reduce our research and development obligations under our collaboration agreement, during the period from March 13, 2009 to September 13, 2009, for programs other than the PRX-03140 program.
     On February 4, 2009, we received notice from the Listing Qualifications Panel of the NASDAQ Stock Market LLC, or NASDAQ, that NASDAQ has determined to continue the listing of our common stock on the NASDAQ Global Market subject to its compliance with Marketplace Rule 4450(b)(1)(A) (now Rule 5450(b)(2)), which requires us to maintain a market value of our common stock of at least $50.0 million for at least 10 consecutive days on or prior to May 11, 2009. On May 7, 2009, we transferred the listing of our common stock from the NASDAQ Global Market to the NASDAQ Capital Market on a conditional basis, pending us evidencing by May 11, 2009 either a market value of our common stock of over $35.0 million for a period of 10 consecutive trading days or compliance with one of the alternative listing criteria, including a shareholders’ equity of at least $2.5 million. We did not meet any of these criteria by May 11, 2009, and, therefore our common stock will be delisted on or about May 13, 2009. Once our common stock is delisted, we intend for our common stock to be eligible for trading on the Over-the-Counter Bulletin Board, an electronic quotation service maintained by the Financial Industry Regulatory Authority. Once our common stock is delisted from NASDAQ, the holders of the remaining $3.2 million aggregate principal amount of the Notes that did not tender their Notes in the Exchange Offer could request redemption of their Notes at face value, plus accrued and unpaid interest. As of March 31, 2009, we had $14.7 million of cash and cash equivalents to fund our operations. We estimate that our cash and cash equivalents, along with anticipated revenue that we expect to earn in the near term, will fund our operations through August 2009. This projection is based on our current cost structure and our current expectations regarding operating expenses and anticipated revenues and assumes no redemption of any untendered Notes. If we are required to redeem any untendered Notes prior to the end of August 2009, however, our available cash and cash equivalents would be depleted prior to the end of August 2009.
     In order to continue operations beyond August 2009, we must raise additional capital. If we are unable to obtain such additional funds, we will not be able to sustain our operations and would be required to cease operations and/or seek bankruptcy protection. Given the difficult current economic environment, we believe that it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. As a result of our recurring operating losses and need for additional financing, the audit report relating to our consolidated financial statements as of and for the year ended December 31, 2008 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.
Results of Operations
Research and Development Overview
     In March 2009 and October 2008, we narrowed the focus of our research and development efforts to our lead clinical programs, PRX-03140 being developed for the treatment of Alzheimer’s disease and PRX-08066 being developed for the treatment of pulmonary hypertension associated with COPD, as well as our partnered preclinical programs with GlaxoSmithKline and CFFT.
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
     In connection with our acquisition of Predix in August 2006, we incurred a non-recurring charge of $123.5 million for in-process research and development. The in-process research and development charge represents the fair value of purchased in-process technology of Predix for research projects that, as of the closing date of the merger, had not reached technological feasibility and had no alternative future use. The in-process research and development primarily represented the fair value of the following drug candidates: PRX-00023 ($70.9 million) that, as of the date of the merger, was in Phase 3 clinical trials for the treatment of generalized anxiety disorder; PRX-03140 ($23.5 million) that, as of the date of the merger had completed Phase 1 clinical trials for the treatment of Alzheimer’s disease; PRX-08066 ($20.2 million) that, as of the date of the merger, had entered Phase 2 clinical trials for the treatment of pulmonary hypertension in association with chronic obstructive pulmonary disease, or COPD; and PRX-07034 ($8.9 million) that, as of the date of the merger, had entered Phase 1 clinical trials. In March 2008, we discontinued the development of PRX-00023 due to a lack of efficacy shown in a Phase 2b trial in patients with major depressive disorder.
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
     We do not budget or manage our research and development costs by project on a fully allocated basis. Consequently, fully allocated research and development costs by project are not available. We use our employee and infrastructure resources across several projects and many of our costs are not attributable to an individually-named project but are directed to broadly applicable research projects. As a result, we cannot state precisely the costs incurred for each of our clinical projects on a project-by-project basis. We estimate that, from the date we acquired Predix, August 16, 2006, through March 31, 2009, total third-party costs incurred for preclinical study support, clinical supplies and clinical trials associated with our three therapeutic clinical programs are as follows:

PRX-03140	$19.6	million
PRX-08066	$5.5	million
PRX-07034(1)	$9.8	million

(1)	We suspended further development of PRX-07034 as part of a cost reduction initiative implemented in October 2008.
     As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will receive cash inflows from the commercialization and sale of a product.

Financial Results
Revenues
     The following table presents revenue and revenue growth for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009		2008
	Revenue	Growth	Revenue
Product development revenue	$2,904,977	51%	$1,927,420
Royalty revenue	193,187	40%	137,844
License fee revenue	550,521	60%	343,010

Total	$3,648,685	52%	$2,408,274

     Our revenue to date has consisted principally of: product development revenue under our collaboration agreements with GlaxoSmithKline, Cystic Fibrosis Foundation Therapeutics, Incorporated, or CFFT, and Bayer Schering Pharma AG, Germany, or Bayer Schering; license fee revenue relating to our agreements with Amgen, GlaxoSmithKline, Bayer Schering, CFFT and Covidien; and royalties related to our agreement with Bayer Schering. The Bayer Schering agreement terminated on February 28, 2009.
     Product development revenue increased approximately $1.0 million or 51% for the three months ended March 31, 2009 compared to the corresponding prior year period primarily as a result of increased reimbursed research costs earned from our collaboration agreement with GlaxoSmithKline and a $0.5 million milestone from CFFT earned in the first quarter of 2009 offset by a decrease in reimbursed development costs relating to MS-325.
     Royalty revenue increased 40% for the three months ended March 31, 2009 compared to the corresponding prior year period. The increase was primarily due to increased sales of MS-325 outside of the United States for which we received a royalty from Bayer Schering. The agreement with Bayer Schering terminated effective as of February 28, 2009.
     License fee revenue, which generally represents the amortization of upfront fees received from collaboration agreements, increased $0.2 million or 60% for the three months ended March 31, 2009 compared to the corresponding prior year period. The increase was primarily a result of the acceleration of license fee revenue recognition related to the termination of the Bayer Schering agreement.
Research and Development Expense
     Research and development expense of $7.5 million for the three months ended March 31, 2009 reflects a decrease of $5.2 million or 41% from the corresponding prior year period. The decrease in research and development expense was primarily due to reduced salary and benefit costs resulting from our October 2008 and March 2009 restructuring efforts, lower third-party expenses associated with our clinical and pre-clinical development programs and a decrease in third-party costs associated with the discontinued PRX-00023 program.
General and Administrative Expense
     General and administrative expense for the three months ended March 31, 2009 and March 31, 2008, was $3.1 million and $3.0 million, respectively. General and administrative expense primarily relates to salaries and benefits, facilities costs, legal, insurance, stock compensation expense and accounting fees. The increase in general and administrative expense is primarily related to an increase in legal costs, partially offset by a decrease in salary and benefit costs resulting from our October 2008 and March 2009 restructuring efforts.
Royalty Expense
     Royalty expense for the three months ended March 31, 2009 and March 31, 2008 was approximately $80,000 and $39,000, respectively. Royalty expense is primarily comprised of payments made relating to our technology licensed from Ramot at Tel Aviv University Ltd. and is based on milestones earned by us under our collaboration agreements. The change in royalty expense corresponds to changes in the amount of milestone revenue earned by us during the periods presented.
Restructuring Expense
     Restructuring expense for the three months ended March 31, 2009 was $1.8 million. Restructuring expense is primarily comprised of $0.5 million of severance and related benefits provided to employees terminated in connection with our March 2009 cost reduction efforts as well as an impairment charge of $1.3 million related to leasehold improvements that are no longer in service as a result of the March 2009 restructuring.

Interest and Other Income
     Interest and other income of $55,000 for the three months ended March 31, 2009 reflects a decrease of 91% from the corresponding prior year period. The decrease was primarily due to a decrease in interest income resulting from lower levels of cash and marketable securities available to invest due to cash being used to fund operations and due to lower interest rates.
Interest Expense
     Interest expense for the three months ended March 31, 2009 and March 31, 2008 was $0.9 million and $1.0 million, respectively. Interest expense primarily relates to the interest on our 3% Convertible Senior Notes Due 2024.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal sources of liquidity consist of cash and cash equivalents of $14.7 million at March 31, 2009 as compared to $24.6 million at December 31, 2008. The decrease in cash and cash equivalents of $9.9 million was primarily attributable to funding of ongoing operations during the quarter.
     We used approximately $9.8 million of cash to fund operating activities for the three months ended March 31, 2009, as compared to a use of $14.5 million for the three months ended March 31, 2008. The net use of cash to fund operations for the three months ended March 31, 2009 primarily resulted from the net loss of $9.7 million. Working capital changes during the three months ended March 31, 2009 included a decrease in accrued expenses of $2.5 million primarily due to a $2.5 million royalty payment to Covidien Ltd., an increase in prepaid expenses and other current assets of approximately $0.5 million due primarily to the timing of our insurance renewals and a $1.1 million increase in accounts payable related to the timing of payments. The net use of cash to fund operations for the three months ended March 31, 2008 primarily resulted from the net loss of $13.7 million as well as an increase in accounts receivable and prepaid expenses of approximately $1.0 million due primarily to increased activity with our collaboration partners and the timing of insurance and clinical payments.
     We used $23,000 of cash in investing activities during the three months ended March 31, 2009 as compared to $17.8 million of cash provided by investing activities during the three months ended March 31, 2008. We had minimal investing activities in the three months ended March 31, 2009 as our funds were all held as cash and cash equivalents. Investing activities in the three months ended March 31, 2008 primarily consisted of net redemptions of $18.0 million of marketable securities to fund operating activities and approximately $0.4 of capital expenditures.
     We used approximately $57,000 and $45,000 of cash in financing activities during the three months ended March 31, 2009 and March 31, 2008, respectively. Financing activities in both periods primarily related to principal payments on our capital leases.
     Our primary sources of cash include quarterly payments from CFFT and GlaxoSmithKline for research services. Other potential cash inflows include future milestone and option payments from our current strategic collaborators, GlaxoSmithKline, Amgen, and CFFT. Because of anticipated spending for the continued development of our preclinical and clinical compounds, we do not expect positive cash flow from operating activities for at least the next several years. Known outflows, in addition to our ongoing research and development and general and administrative expenses, include payments under existing operating and capital leases as well as interest on our remaining $3.2 million convertible notes at a rate of 3% payable semi-annually on June 15 and December 15.
     On April 6, 2009, we sold the U.S. (including Puerto Rico), Canadian and Australian rights for MS-325 to Lantheus Medical Imaging, Inc. for aggregate gross cash proceeds of $28.0 million. We paid $10.5 million of the proceeds from the transaction to Bayer Schering in satisfaction of our obligations to Bayer Schering in connection with the sale of rights under the terms of the collaboration and commercialization agreement that terminated as of February 28, 2009.
     On May 7, 2009, we consummated an exchange offer, or the Exchange Offer, for our $100 million aggregate principal amount of 3% Convertible Senior Notes due 2024, or the Notes. We issued an aggregate of $17.4 million, 32.8 million shares of common stock and 96,839 CVRs in exchange for an aggregate of $96.8 million of tendered Notes plus accrued and unpaid interest. We used the net cash proceeds from the sale of MS-325 to fund the cash portion of the Exchange Offer.
     As of March 31, 2009, we had $14.7 million of cash and cash equivalents to fund our operations. We estimate that our cash and cash equivalents, along with anticipated revenue that we expect to earn, will fund our operations through August 2009. This projection is based on our current cost structure and our current expectations regarding operating expenses and anticipated revenues and assumes no redemption of any untendered Notes. If we are required to redeem any untendered Notes prior to the end of August 2009, however, our available cash and cash equivalents would be depleted prior to the end of August 2009. To maintain the listing of our common stock on the NASDAQ Capital Market, we were required to evidence by May 11, 2009 either a market value of our common stock of over $35.0 million for a period of 10 consecutive trading days or compliance with one of the alternative listing criteria, including a shareholders’ equity of at least $2.5 million. We did not meet any of these criteria by May 11, 2009 and therefore our common stock will be delisted on or about May 13, 2009. Once our common stock is delisted from NASDAQ, the holders of the remaining $3.2 million aggregate principal amount of the Notes that did not tender their Notes in the Exchange Offer could redeem their Notes at face value, plus accrued and unpaid interest.
     To continue operations beyond August 2009, we must raise additional capital. If we are unable to obtain such additional funds, we will not be able to sustain our operations and would be required to cease operations and/or seek bankruptcy protection. Given the difficult current economic environment, we believe that it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available.
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
     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would result in an insignificant change in the fair market value of our total portfolio at March 31, 2009.
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
ITEM 1A. Risk Factors.
     We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 other than changes to the risk factors as set forth below to update for the status of our listing eligibility on the NASDAQ Stock Market and to update for the consummation of our Exchange Offer for our 3% Convertible Senior Notes. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the foregoing risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

We will need to raise additional capital in the next three months to continue our current operations beyond the end of August 2009.
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
     If we are unable to obtain significant additional capital prior to the end of August 2009, we will not be able to sustain our operations and would be required to cease our operations and/or seek bankruptcy protection. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Moreover, we may not have sufficient authorized shares of common stock under our certificate of incorporation to raise the significant funds necessary to continue our operations. If we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. We cannot assure you that additional financing will be available on terms favorable to us, or at all. Given the difficult current economic environment, we believe that it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. The stock market in general, and the NASDAQ Capital Market and the market for life sciences companies in particular, have recently experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of the listed companies. There have been dramatic fluctuations in the market prices of securities of biopharmaceutical companies such as EPIX. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds. Moreover, once our common stock is delisted from the NASDAQ Stock Market, the holders of our remaining $3.2 million aggregate principal amount of 3% Convertible Senior Notes could redeem their notes at face value, plus accrued and unpaid interest. If adequate funds are not available prior to the end of August 2009, or earlier if the remaining $3.2 million aggregate principal amount of 3% Convertible Senior Notes are redeemed, we would be required to cease our operations and/or seek bankruptcy protection.
We were not able to maintain continued listing of our common stock on the NASDAQ stock market, and accordingly, you may be unable to sell your shares and we may be required to repurchase the remaining $3.2 million aggregate principal amount of our 3% Convertible Senior Notes.
     On November 11, 2008, we received a notice from the Listing Qualifications Staff of The NASDAQ Stock Market LLC, or the Staff, stating that we did not regain compliance with NASDAQ Marketplace Rule 4450(b)(1)(A) (now Rule 5450(b)(2)), or the Rule, within the 30 calendar day cure period. The Rule requires a listed company to maintain stockholders’ equity of at least $10 million or a minimum market value of listed securities of $50.0 million for continued listing on the NASDAQ Global Market. Pursuant to NASDAQ procedures, we requested a hearing before a NASDAQ Listing Qualifications Panel, or the Panel, which was held in December 2008. On February 4, 2009, we received notice from the Panel indicating that the Panel has determined to grant our request for continued listing on The NASDAQ Global Market, subject to the condition that on or before May 11, 2009, we file a Current Report on Form 8-K with the Securities and Exchange Commission, evidencing our compliance with the Rule.

     On May 7, 2009, we transferred the listing of our common stock from the NASDAQ Global Market to the NASDAQ Capital Market on a conditional basis, pending us evidencing by May 11, 2009 either a market value of our common stock of over $35.0 million for a period of 10 consecutive trading days or compliance with one of the alternative listing criteria, including a shareholders’ equity of at least $2.5 million. We did not meet any of these criteria by May 11, 2009, and, therefore our common stock will be delisted on or about May 13, 2009. The delisting of our common stock from NASDAQ will significantly affect the ability of investors to trade our securities and may significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from NASDAQ could also have other negative results, including the potential loss of confidence by business partners and employees, the loss of institutional investor interest and fewer business development opportunities. Once our common stock is delisted, we intend for our common stock to be eligible for trading on the Over-the-Counter Bulletin Board, or OTC Bulletin Board, an electronic quotation service maintained by the Financial Industry Regulatory Authority. The OTC Bulletin Board is not a national exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a national exchange such as NASDAQ. The decreased liquidity of securities traded on the OTC Bulletin Board may make it more difficult for you to sell any of the shares of our common stock that you may own.
     Once our common stock is delisted from NASDAQ, the holders of the remaining outstanding $3.2 million aggregate principal amount of our 3% Convertible Senior Notes could redeem their notes at face value, plus accrued and unpaid interest. As of March 31, 2009, we had $14.7 million of cash and cash equivalents to fund our operations. We estimate that our cash and cash equivalents, along with anticipated revenue that we expect to earn, will fund our operations through August 2009. This projection is based on our current cost structure and our current expectations regarding operating expenses and anticipated revenues and assumes no redemption of any outstanding notes. If we are required to redeem any outstanding notes prior to the end of August 2009, however, our available cash and cash equivalents would be depleted prior to the end of August 2009. If we are required to redeem the outstanding notes, we may be unable to do so, which would constitute an event of default under the indenture.

ITEM 6. Exhibits.

Exhibit
number	Description
3.1*	Amended and Restated By-Laws of the Company, as amended.

10.1	Letter Agreement between the Company and SmithKline Beecham Corporation (d/b/a GlaxoSmithKline) dated March 9, 2009. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2009 and incorporated herein by reference.

31.1*	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2*	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIX Pharmaceuticals, Inc.
Date: May 11, 2009	By:	/s/ Kim Cobleigh Drapkin
Kim Cobleigh Drapkin
Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit
number	Description
3.1*	Amended and Restated By-Laws of the Company, as amended.

10.1	Letter Agreement between the Company and SmithKline Beecham Corporation (d/b/a GlaxoSmithKline)dated March 9, 2009. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2009 and incorporated herein by reference.

31.1*	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2*	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.